Form 10QSB
period 2001-03-31
TASCO INTERNATIONAL INC
filed 2001-04-18
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                        Commission File number 000-32201


                            Tasco International, Inc.
                 (Name of Small Business Issuer in its Charter)


                      1649 Dartmouth, Chula Vista, CA 91913
           (Address of Principal Executive Offices including Zip Code


                                 (619) 482-7800
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
         (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were 1,278,000 shares of Common stock outstanding as of March 31, 2001.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000


                                                 Six Months Ended   Year Ended
                                                     March 31,     September 30,
                                                       2001            2000
                                                     --------        --------
                                     ASSETS
CURRENT ASSETS
  Cash                                               $  1,838        $ 11,493
                                                     --------        --------

TOTAL CURRENT ASSETS                                    1,838          11,493
                                                     --------        --------

  TOTAL ASSETS                                       $  1,838        $ 11,493
                                                     ========        ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                   $      0        $    365
                                                     --------        --------
TOTAL CURRENT LIABILITIES                                   0             365

  TOTAL LIABILITIES                                         0             365

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
    (20,000,000 shares authorized; none
    issued and outstanding.)                                0               0
  Common stock $.0001 par value authorized
    (80,000,000 shares authorized; issued
    and outstanding: 1,278,000 shares at March 31,
    2001 and September 30, 2000, respectively.)           128             128
  Additional paid-in capital                           11,662          11,662
  Deficit accumulated during the development stage     (9,953)           (662)
                                                     --------        --------

TOTAL STOCKHOLDERS' EQUITY                              1,838          11,128
                                                     --------        --------
  TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY                             $  1,838        $ 11,493
                                                     ========        ========

              See Accompanying Notes to Accountant's Review Report

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                    October 6, 1998
                                         Three Months   Three Months    Six Months     Six Months     (Inception)
                                             Ended         Ended           Ended          Ended         through
                                           March 31,      March 31,      March 31,      March 31,      March 31,
                                             2001           2000           2001           2000           2001
                                          -----------    -----------    -----------    -----------    -----------
REVENUES
    Revenues                              $         0    $         0    $         0    $         0    $         0
                                          -----------    -----------    -----------    -----------    -----------
TOTAL REVENUES                                      0              0              0              0              0

GENERAL & ADMINISTRATIVE EXPENSES               2,504             80          9,291            302          9,953
                                          -----------    -----------    -----------    -----------    -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES         2,504             80          9,291            302          9,953

NET LOSS                                  $    (2,504)   $       (80)   $    (9,291)   $      (302)   $    (9,953)
                                          ===========    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE                      $   (0.0020)   $   (0.0001)   $   (0.0073)   $   (0.0002)
                                          ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 1,278,000      1,278,000      1,278,000      1,278,000
                                          ===========    ===========    ===========    ===========

              See Accompanying Notes to Accountant's Review Report

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FROM OCTOBER 6, 1998 (INCEPTION) THROUGH MARCH 31, 2001

                                                                                   Deficit
                                                                                 Accumulated
                                                        Common      Additional      During
                                         Common         Stock        Paid in     Development
                                          Stock         Amount       Capital        Stage         Total
                                        ----------    ----------    ----------    ----------    ----------
Stock issued for cash on October 6,
1998 @ $0.0001 per share                  100,000       $  10        $    --       $    --       $    10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                  130,000          13          1,287             0         1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                   19,000           2            188             0           190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                   29,000           3            287             0           290

Net loss, October 6, 1998 (inception)
to September 30, 1999                                                                 (295)         (295)
                                        ---------       -----        -------       -------       -------

BALANCE,  SEPTEMBER 30, 1999              278,000          28          1,762          (295)        1,495
                                        =========       =====        =======       =======       =======
Stock issued for cash on October 19,
1999 @  $0.01 per share                 1,000,000         100          9,900                      10,000

Net loss, October 1, 1999 through
 September 30, 2000                                                                   (367)         (367)
                                        ---------       -----        -------       -------       -------

BALANCE,  SEPTEMBER 30, 2000            1,278,000         128         11,662          (662)       11,128
                                        =========       =====        =======       =======       =======
Net loss, October 1, 2000 though
 March 31, 2001                                                                     (9,291)       (9,291)
                                        ---------       -----        -------       -------       -------

BALANCE,  MARCH 31, 2001                1,278,000       $ 128        $11,662       $(9,953)      $ 1,838
                                        =========       =====        =======       =======       =======

              See Accompanying Notes to Accountant's Review Report

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                       October 6, 1998
                                             Three Months   Three Months    Six Months    Six Months     (Inception)
                                                Ended          Ended          Ended         Ended          through
                                               March 31,      March 31,      March 31,     March 31,       March 31,
                                                 2001           2000           2001          2000            2001
                                               --------       --------       --------      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Operating loss                                $(2,504)       $  (80)       $(9,291)       $ (302)         $(9,953)
  Amortization                                        0             0            192           240
  (Decrease) in payables                            (25)            0           (365)            0                0
  Organization costs                                  0             0              0             0             (240)
                                                -------        ------        -------        ------          -------
  NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                    (2,529)          (80)        (9,656)         (110)          (9,953)

CASH FLOWS FROM INVESTING ACTIVITIES

  NET CASH USED BY INVESTING ACTIVITIES               0             0              0             0           11,790

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock                                        0             0              0             0                0
                                                -------        ------        -------        ------          -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES           0             0              0             0                0
                                                -------        ------        -------        ------          -------

  NET INCREASE IN CASH                           (2,529)          (80)        (9,656)         (110)           1,838

  CASH AT BEGINNING OF PERIOD                     4,366         1,638         11,493         1,668                0
                                                -------        ------        -------        ------          -------
  CASH AT END OF PERIOD                         $ 1,838        $1,558        $ 1,838        $1,558          $ 1,838
                                                =======        ======        =======        ======          =======

              See Accompanying Notes to Accountant's Review Report

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was organized October 6, 1998, under the laws of the State of Delaware as Tasco International, Inc. The Company is engaged in the business of offering virtual reality technology for CD-ROM, media and Internet presentations. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On October 6, 1998, the Company issued 100,000 shares of common stock for cash at $0.0001 per share.

On October 9, 1998, the Company issued 130,000 shares of common stock for cash at $0.0001 per share.

On October 12, 1998, the Company issued 19,000 shares of common stock for cash at $0.0001 per share.

On April 1 1999, the Company issued 29,000 shares of common stock for cash at $0.0001 per share.

On October 19, 1999, the Company issued 1,000,000 shares of common stock for cash at $0.01 per share.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company uses the accrual method of accounting. The Company has adopted a fiscal year of September 30.

b. BASIC EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares of common stock outstanding.

c. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001


NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements.

NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                  March 31,       September 30,
                                                   -------          -------
                                                    2001             2000
                                                   -------          -------
     Deferred tax assets:
     Net operating loss carryforwards              $ 9,291          $   367
     Other                                             -0-              -0-
                                                   -------          -------
     Valuation allowance                            (9,291)            (367)
                                                   -------          -------

     Net deferred tax assets                       $   -0-          $   -0-
                                                   =======          =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001


NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998  Net Operating Loss                                     $   (295)
     1999  Net Operating Loss                                         (367)
     2001  Net Operating Loss                                       (9,291)
                                                                  --------
     Net Operating Loss                                           $ (9,953)
                                                                  ========

As of March 31, 2001, the Company has net operating loss carryforwards of approximately $ 9,953, which will expire through 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2001.

     Net sales were $0 for the quarter ending March 31, 2001 and -0- for the same quarter ending 2000.

     Operating Expenses were $2,504 for the quarter ended March 31, 2001 and $80 for the same quarter in 2000.

     Management has purchased software and digital photographic equipment to produce complete visual content and other digital media. Management is currently in the design phase toward developing a web-site to offer its services to businesses and consumers. Management is currently preparing samples of digital media content for still-media, 360-degree images, video and animation for viewing on its proposed web-site. The Company plans to develop relationships with photographers and other visual content producers so the Company can offer its services in many areas in the United States. To date, no contractual arrangements with any photographer or visual content producers have been made. The Company plans to fund the growth and expansion of its business by earning profits through contracting sales in media content production and by the sale of its securities through private placements. To date, no sales have been made in media content production nor have any sales of the Company's securities through private placements been made.

RISK FACTORS

     1.   LIMITED HISTORY OF OPERATIONS

     The Company was incorporated under the laws of the State of Delaware on October 6, 1998 and has had limited operations to date. Therefore the Company must be considered in the early development stages of embarking upon a new venture. The Company has had no revenues to date. The Company's business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets of providing services on the Internet. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

     2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED

     As of March 31, 2001, the Company had working capital of $1,838 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

     3. THE COMPANY HAS NO SIGNIFICANT HISTORY OF OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE

     The Company expects to incur operating losses for the foreseeable future and if the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as the Company builds an infrastructure to implement its business model. The Company plans to hire additional employees and lease space for its corporate offices as the need arises. In addition, the Company plans to significantly increase its operating expenses to:

     *    purchased hardware;

     *    develop a digital media web-site;

     * seek contractual relationships with selected photographers and other visual content producers.

Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, the Company's operating losses will be even greater than anticipated.

     4. THE PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTOR OF THE COMPANY

     The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and director. The loss of the services of the Company`s key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the changes for success and have a negative effect upon the Company's business, financial condition, operating results and cash flow. In addition, the concentrated ownership of the sole officer and director has over the Company, may have a material adverse effect on future business progress. Furthermore, the current officer and director is involved with other employment other than that of the Company, which may take time from developing the business of the Company and effect the overall success.

     5.   COMPETITION

     The market for production of visual content and other digital media solutions is new and rapidly evolving. As the demand for production of visual content solutions increases, the Company expects competition to intensify. The Company competes with other providers of digital media content, and these companies may have greater financial, marketing, distribution and technical resources, which therefore may have an adverse effect on the profitability of the Company. Our success will be dependent on its ability to compete with these and any other competitors on the quality of the solutions and their cost effectiveness. There is no assurance that the Company will be successful in that competition.

     6.   LACK OF CASH DIVIDENDS

     The Company has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, its financial requirements and other factors.

     7.   CAPITAL RESOURCE REQUIREMENTS

     The Company presently plans to purchase hardware within the next twelve months. In addition, the Company plans to complete its development and design of its digital media web-site. Expenses needed to build an infrastructure to implement its business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing which might be available to the Company on favorable terms or at all and might dilute current shareholders.

     8.   GROWTH MAY STRAIN THE MANAGEMENT, OPERATION AND FINANCIAL RESOURCES

     There can be no assurances that the Company's proposed business model will be adequate to support any future operations. In addition, there is a risk that the Company may not be able to expand their operations at the same rate as market demand may be created.

     9.   SHARES SUBJECT TO RULE 144

     On March 31, 2001, the Company had 1,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

     10.  OTHER NON-PUBLIC SALES OF SECURITIES

     As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

     11.  NO ASSURANCE OF LIQUIDITY

     There is currently no public market for the common shares or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

     12. WE FACE THE LOSS OF KEY PERSONNEL WHICH COULD ADVERSELY AFFECT PROPOSED OPERATIONS

     The Company's performance is greatly dependent on the performance of its management. The loss of the services of our executive officer/director could harm the Company's business. The Company's officer has some expertise in production of visual content and other digital media, and the loss of the Company's officer/director could have a negative impact on the Company's reputation for expertise in the digital media industry.

     13.  THE COMPANY IS DEPENDENT ON THE CONTINUED GROWTH OF INTERNET COMMERCE

     The market for the production of visual content and digital media over the Internet is a new and emerging market. Rapid growth in the use of, and interest in, the Internet is a recent phenomenon and may not continue to develop.

     14.  THE COMPANY IS LARGELY CONTROLLED BY MANAGEMENT

     The Company's officer/director currently owns or controls a substantial majority of its outstanding common stock and thereby continues to be able to exercise voting control over the company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

Pursuant tot he requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TASCO INTERNATIONAL, INC.


Date 04/13/01                        /s/ Adrienne Humphreys
                                     ----------------------------------
                                     Adrienne Humphreys
                                     President