Form 10QSB/A
period 2001-03-31
TASCO INTERNATIONAL INC
filed 2001-05-15
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2001.

     Revenues were -0- for the quarter ending March 31, 2001 and -0- for the same quarter ending 2000.

     Operating Expenses were $2,504 for the quarter ending March 31, 2001 and $80 for the same quarter in 2000.

     The Company had an operating loss of ($2,504) for the quarter ending March 31, 2001 and ($80) for the same quarter ending 2001.

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