Form 10QSB
period 2001-06-30
TASCO INTERNATIONAL INC
filed 2001-08-14
CIK 1079282

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                        Commission File number 000-32201


                            TASCO INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)


                      1649 Dartmouth, Chula Vista, CA 91913
           (Address of Principal Executive Offices including Zip Code)


                                 (619) 482-7800
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal year,
                          if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common stock outstanding as of June 30, 2001.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                 AS OF            AS OF
                                                                JUNE 30,       SEPTEMBER 30,
                                                                  2001             2000
                                                                --------        --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                          $    705         $ 11,493
                                                                --------         --------
TOTAL CURRENT ASSETS                                                 705           11,493
                                                                --------         --------

       TOTAL ASSETS                                             $    705         $ 11,493
                                                                ========         ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                              $    350         $    365
                                                                --------         --------
TOTAL CURRENT LIABILITIES                                            350              365
                                                                --------         --------

       TOTAL LIABILITIES                                             350              365

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized (20,000,000
   shares authorized; none issued and outstanding.)                    0                0
  Common stock $.0001 par value authorized (80,000,000
   shares authorized; issued and outstanding : 1,278,000
   shares at June 30, 2001 and September 30, 2000,
   respectively.)                                                    128              128
  Additional paid-in capital                                      11,662           11,662
  Deficit accumulated during development stage                   (11,435)            (662)
                                                                --------         --------

TOTAL STOCKHOLDERS' EQUITY                                           355           11,128
                                                                --------         --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $    705         $ 11,493
                                                                ========         ========

                             See Accompanying Notes

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                    OCTOBER 6, 1998
                                                                                                      (INCEPTION)
                                          NINE MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,     THROUGH
                                          --------------------------    ---------------------------     JUNE 30,
                                              2001           2000           2001          2000            2001
                                          -----------    -----------    -----------    -----------    -----------
REVENUES
  Revenues                                $         0    $         0    $         0    $         0    $         0
                                          -----------    -----------    -----------    -----------    -----------
TOTAL REVENUES                                      0              0              0              0              0

GENERAL & ADMINISTRATIVE EXPENSES              10,773            332          1,482             30         11,435
                                          -----------    -----------    -----------    -----------    -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        10,773            332          1,482             30         11,435
                                          -----------    -----------    -----------    -----------    -----------

NET LOSS                                  $   (10,773)   $      (332)   $    (1,482)   $       (30)   $   (11,435)
                                          ===========    ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE                      $   (0.0084)   $   (0.0003)   $   (0.0012)   $   (0.0000)
                                          ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 1,278,000      1,212,307      1,278,000      1,278,000
                                          ===========    ===========    ===========    ===========

                             See Accompanying Notes

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FROM OCTOBER 6, 1998 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                            COMMON        ADDITIONAL      DURING
                                            COMMON          STOCK          PAID IN      DEVELOPMENT
                                            STOCK           AMOUNT         CAPITAL         STAGE           TOTAL
                                          ----------      ----------      ----------     ----------      ----------
Stock issued for cash on October 6,
  1998 @ $0.0001 per share                   100,000      $       10      $       --     $       --      $       10

Stock issued for cash on October 9,
  1998 @ $0.0001 per share                   130,000              13           1,287              0           1,300

Stock issued for cash on October 12,
  1998 @ $0.0001 per share                    19,000               2             188              0             190

Stock issued for cash on April 1,
  1999 @ $0.0001 per share                    29,000               3             287              0             290

Net loss, October 6, 1998 (inception)
  to September 30, 1999                                                                        (295)           (295)
                                          ----------      ----------      ----------     ----------      ----------
BALANCE, SEPTEMBER 30, 1999                  278,000              28           1,762           (295)          1,495
                                          ==========      ==========      ==========     ==========      ==========
Stock issued for cash on October 19,
  1999 @ $0.01 per share                   1,000,000             100           9,900                         10,000

Net loss, October 1, 1999 through
  September 30, 2000                                                                           (367)           (367)
                                          ----------      ----------      ----------     ----------      ----------
BALANCE, SEPTEMBER 30, 2000                1,278,000             128          11,662           (662)         11,128
                                          ==========      ==========      ==========     ==========      ==========
Net loss, October 1, 2000 though
  June 30, 2001                                                                             (10,773)        (10,773)
                                          ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2001                     1,278,000      $      128      $   11,662     $  (11,435)     $      355
                                          ==========      ==========      ==========     ==========      ==========

                             See Accompanying Notes

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                             OCTOBER 6, 1998
                                                                                                               (INCEPTION)
                                                   NINE MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,     THROUGH
                                                   --------------------------    ---------------------------     JUNE 30,
                                                       2001           2000           2001          2000            2001
                                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(10,773)      $   (332)      $ (1,482)      $    (30)      $(11,435)
  Amortization                                              0            192              0              0            240
  Increase / (Decrease) in accounts payable               (15)             0            350              0            350
  Organization costs                                        0              0              0              0           (240)
                                                     --------       --------       --------       --------       --------
        NET CASH (USED) BY OPERATING ACTIVITIES       (10,788)          (140)        (1,132)           (30)       (11,085)

CASH FLOWS FROM INVESTING ACTIVITIES
        NET CASH PROVIDED BY INVESTING ACTIVITIES           0              0              0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                              0              0              0              0         11,790
                                                     --------       --------       --------       --------       --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES           0              0              0              0         11,790
                                                     --------       --------       --------       --------       --------

NET INCREASE / (DECREASE) IN CASH                     (10,788)          (140)        (1,132)           (30)           705

CASH AT BEGINNING OF PERIOD                            11,493          1,668          1,838          1,558              0
                                                     --------       --------       --------       --------       --------

CASH AT END OF PERIOD                                $    705       $  1,528       $    705       $  1,528       $    705
                                                     ========       ========       ========       ========       ========

                             See Accompanying Notes

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


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

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


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

NOTE 6. INCOME TAXES

                                                 JUNE 30,      SEPTEMBER 30,
                                                   2001            2000
                                                 -------         -------
     Deferred tax assets:
     Net operating loss carryforwards            $ 1,616         $    55
     Other                                             0                0
                                                 -------         -------
     Valuation allowance                          (1,616)            (55)
                                                 -------         -------

     Net deferred tax assets                     $     0         $     0
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

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                          $   (295)

     1999 Net Operating Loss                                              (367)
     2000 Net Operating Loss (nine months)                             (10,773)
                                                                      --------
            Net Operating Loss                                        $(11,435)
                                                                      ========

As of June 30, 2001, the Company has net operating loss carryforwards of approximately $ 11,435, which will expire through 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements, concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2001.

     Revenues were $0 for the quarter ending June 30, 2001 and $0 for the same quarter ending 2000.

     Operating Expenses were $1,482 for the quarter ending June 30, 2001 and $30 for the same quarter in 2000.

     The Company had an operating loss of ($1,482) for the quarter ending June 30, 2001 and ($30) for the same quarter in 2000.

     The Company has not generated revenues from operating activities during the quarter ending June 30, 2001. During the quarter ending June 30, 2001, management has been in the design phase for a web site offering the Company's services in visual content and other digital media to consumers and businesses. The Company has also completed work toward preparing samples of 360-degree images which it will be displaying on its web-site, along with still media, video and animation for viewing on its proposed web site. The Company has continued to contact various photographers and other visual content producers to contract for the company for production of visual media. To date, no contractual arrangements with any photographer or visual content producers have been made.

     The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing its sales in media content production within the next several months. To date, no sales have been made in media content production nor has the Company been successful in raising equity or debt financing sufficient to meet its working capital requirements. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

ANALYSIS OF FINANCIAL CONDITION

As of June 30, 2001, the Company had working capital of $355 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

The financial statements of the Company were prepared for the quarter ending June 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

As part of the Company's plan to raise additional working capital, the Company my make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REORTS ON FORM 8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TASCO INTERNATIONAL, INC.


Date 08/14/01                           /s/ Adrienne Humphreys
                                        ----------------------------------------
                                        Adrienne Humphreys
                                        President