Form 10-Q
period 2000-12-31
TASCO INTERNATIONAL INC
filed 2001-09-25
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended December 31, 2000

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common stock outstanding as of December 31, 2000.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                                 Balance Sheets


                                                                      Three Months
                                                                         Ended           Year Ended
                                                                      December 31,      September 30,
                                                                          2000              2000
                                                                        --------          --------
                                     ASSETS
Current Assets
  Cash                                                                  $  4,366          $ 11,493
                                                                        --------          --------

Total Current Assets                                                       4,366            11,493
                                                                        --------          --------

        TOTAL ASSETS                                                    $  4,366          $ 11,493
                                                                        ========          ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                      $     25          $    365
                                                                        --------          --------

Total Current Liabilities                                                     25               365
                                                                        --------          --------
        TOTAL LIABILITIES                                                     25               365

Stockholders' Equity
  Preferred stock, $.0001 par value authorized (20,000,000 shares
   authorized; none issued and outstanding)                                    0                 0
  Common stock $.0001 par value authorized (80,000,000 shares authorized; issued and outstanding : 1,278,000 shares at
   December 31, 2000 and September 30, 2000, respectively)                   128               128
  Additional paid-in capital                                              11,662            11,662
  Deficit accumulated during the development stage                        (7,449)             (662)
                                                                        --------          --------

Total Stockholders' Equity                                                 4,341            11,128
                                                                        --------          --------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  4,366          $ 11,493
                                                                        ========          ========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                   October 6, 1998
                                                Three Months      Three Months       (Inception)
                                                   Ended             Ended             through
                                                December 31,       December 31,      December 31,
                                                   2000               1999              2000
                                                -----------       -----------        -----------
Revenues
  Revenues                                      $         0       $         0        $         0
                                                -----------       -----------        -----------

Total Revenues                                            0                 0                  0

General & Administrative Expenses                     6,787               222              7,449
                                                -----------       -----------        -----------

Total General & Administrative Expenses               6,787               222              7,449
                                                -----------       -----------        -----------

Net Loss                                        $    (6,787)      $      (222)       $    (7,449)
                                                ===========       ===========        ===========

Basic loss per share                            $   (0.0053)      $   (0.0003)
                                                ===========       ===========

Weighted average number of common shares
 outstanding                                      1,278,000           858,739
                                                ===========       ===========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (Inception) through December 31, 2000

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                       Common      Additional       During
                                                         Common        Stock        Paid In       Development
                                                          Stock        Amount       Capital         Stage        Total
                                                          -----        ------       -------         -----        -----
Stock issued for cash on October 6, 1998
 @ $0.0001 per share                                      100,000     $    10       $    --       $     --      $    10

Stock issued for cash on October 9, 1998
 @ $0.0001 per share                                      130,000          13         1,287              0        1,300

Stock issued for cash on October 12, 1998
 @ $0.0001 per share                                       19,000           2           188              0          190

Stock issued for cash on April 1, 1999
 @ $0.0001 per share                                       29,000           3           287              0          290

Net loss, October 6, 1998 (inception) to
 September 30, 1999                                                                                   (295)        (295)
                                                       ----------     -------       -------       --------      -------
Balance, September 30, 1999                               278,000          28         1,762           (295)       1,495
                                                       ==========     =======       =======       ========      =======

Stock issued for cash on October 19, 1999
 @  $0.01 per share                                     1,000,000         100         9,900         10,000

Net loss, October 1, 1999 through
 September 30, 2000                                                                                   (367)        (367)
                                                       ----------     -------       -------       --------      -------
Balance, September 30, 2000                             1,278,000         128        11,662           (662)      11,128
                                                       ==========     =======       =======       ========      =======

Net loss, October 1, 2000 though December 31, 2000                                                  (6,787)      (6,787)
                                                       ----------     -------       -------       --------      -------
Balance, December 31, 2000                              1,278,000     $   128       $11,662       $ (7,449)     $ 4,341
                                                       ==========     =======       =======       ========      =======

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                               October 6, 1998
                                                            Three Months      Three Months      (Inception)
                                                               Ended             Ended            through
                                                            December 31,      December 31,      December 31,
                                                               2000              1999              2000
                                                             --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Operating loss                                             $ (6,787)         $   (222)         $ (7,449)
  Amortization                                                      0               192               240
  (Decrease) / Increase in accounts payables                     (340)                0                25
  Organization costs                                                0                 0              (240)
                                                             --------          --------          --------
        Net cash (used) by operating activities                (7,127)              (30)           (7,424)


CASH FLOWS FROM INVESTING ACTIVITIES

        Net cash used by investing activities                       0                 0                 0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                      0                 0            11,790
                                                             --------          --------          --------

        Net cash provided by financing activities                   0                 0            11,790
                                                             --------          --------          --------

  Net increase / (decrease) in cash                            (7,127)              (30)            4,366

  Cash at beginning of period                                  11,493             1,668                 0

                                                             --------          --------          --------
  Cash at end of period                                      $  4,366          $  1,638          $  4,366
                                                             ========          ========          ========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                             As of December 31, 2000


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                             As of December 31, 2000

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

NOTE 6. INCOME TAXES

                                             December 31,          September 30,
                                                 2001                  2000
                                                -------               -------
     Deferred tax assets:

     Net operating loss carryforwards           $ 6,787               $   367
     Other                                            0                     0
                                                -------               -------
     Valuation allowance                         (6,787)                 (367)
                                                -------               -------

     Net deferred tax assets                    $     0               $     0
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


           1998 Net Operating Loss                                 $  (295)
           1999 Net Operating Loss                                    (367)
           2000 Net Operating Loss (1st quarter)                    (6,787)
                                                                   -------

           Net Operating Loss                                      $(7,449)
                                                                   =======

     As of December 31, 2000, the Company has net operating loss carryforwards of approximately $ 7,449, which will expire through 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB, 10SB/A and 10Q.

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED DECEMBER 31, 2000.

     Revenues were $ 0 for the quarter ending December 31, 2000 and $ 0 for the same quarter ending 1999.

     Operating Expenses were $6,787 for the quarter ending December 31, 2000 and $222 for the same quarter in 1999.

     During the quarter ending December 31, 2000, management purchased hardware and software equipment (Power Mac G4 Computer, Apple Studio 17 inch Display and WD 30GB Fire-wire Drive) and digital photographic equipment (Nikon 990 digital camera, Nikon wide-angle lens 195 and memory cards). During the same quarter, the Company began its design phase of preparing visual content and other digital media for its proposed web-site on the Internet.

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

ANALYSIS OF FINANCIAL CONDITION

     As of December 31, 2000, the Company had working capital of $4,341 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the company were prepared for the quarter ending December 31, 2000. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

RISK FACTORS

     1.   Limited History of Operations

     The Company was incorporated under the laws of the State of Delaware on October 6, 1998 and has had limited operations to date. Therefore the Company must be considered entirely promotional and in the early development stages of embarking upon a new venture. The Company has had no revenues to date. The
Company's business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets of providing services on the Internet. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

     2. Need for Additional Working Capital - Continuation of Going Concern Not Assured

     Without additional capital, the original investment of shareholders funds may be at risk. The balance sheet for the period ending December 30, 2000, shows a stockholder's equity of only $4,341 and working capital of only $4,341. The Company faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

     3. The Company has No Significant History of Operations and Expects Operating Losses in the Foreseeable Future

     The Company expects to incur operating losses for the foreseeable future and if the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as the Company builds an infrastructure to implement its business model. The Company plans to hire additional employees and lease space for its corporate offices as the need arises. In addition, the

Company may increase its operating expenses to include purchasing additional hardware and software and developing a digital media web-site. Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, the Company's operating losses will be even greater than anticipated.

     4. The Progress and Overall Success of the Company is substantially Dependent Upon the Abilities of the Current Officer and Director of the Company

     The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and director. The loss of the services of the Company`s key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the changes for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership of the sole officer and director has over the Company, may have a material adverse effect on future business progress. Furthermore, the current officer and director is involved with other employment other than that of the Company, which may take time from developing the business of the Company and effect the overall success.

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

     10.   No Assurance of Liquidity

     There is currently no public market for the common shares or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

     11. We Face the Loss of Key Personnel Which Could Adversely Affect Proposed Operations

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

     12.  The Company is Dependent on the Continued Growth of Internet Commerce

     The market for the production of visual content and digital media over the Internet is a new and emerging market. Rapid growth in the use of, and interest in, the Internet is a recent phenomenon and may not continue to develop.

     13.  The Company is Largely Controlled by Management

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

                                         TASCO INTERNATIONAL, INC.

Date: 09/20/01

                                         /s/ Adrienne Humphreys
                                         ----------------------------------
                                         Adrienne Humphreys
                                         President