Form 10KSB
period 2001-09-30
TASCO INTERNATIONAL INC
filed 2002-01-14
CIK 1079282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Year Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-32201


                            TASCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   33-0824714
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


1649 Dartmouth, Chula Vista, California                     91913
(Address of principal executive offices)                  (Zip Code)


                                 (619) 482-7800
               (Registrants telephone number, including area code)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, the Registrant had 1,278,000 shares of its $0.0001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                       DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS


PART I.....................................................................    1

  ITEM 1. BUSINESS.........................................................    1
  ITEM 2. PROPERTIES.......................................................    9
  ITEM 3. LEGAL PROCEEDINGS................................................    9
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS............    9

PART II ...................................................................    9

  ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.........................................................    9
  ITEM 6. SELECTED FINANCIAL DATA..........................................   10
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...........................................   11
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   12
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
           DISCLOSURE......................................................   20

PART III...................................................................   20

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   20
  ITEM 11. EXECUTIVE COMPENSATION..........................................   21
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   21
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................   22

PART IV....................................................................   22

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K. ..................................................   22

SIGNATURES.................................................................   22

                                     PART I

ITEM 1 - BUSINESS

GENERAL

     On October 6, 1998, Tasco International, Inc. was incorporated in the State of Delaware for the specific intent of marketing and selling hand-made jewelry and art objects on the Internet. The Company conducted no operations past the development stage and did not generate any revenues in this business. On October 19, 1999, the Board of Directors voted and approved to adopt a change in the Company's business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment.

     Tasco International, Inc. has never had any bankruptcy, receivership, or similar proceedings. Other than the adoption of the new business plan, Tasco International, Inc. has never had any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

     Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment.

STRATEGY

     The capture and processing of visual content and other digital media requires time, technical expertise, extensive relationships and resources. For example, providing a nationwide content capture network requires the management of relationships of photographers across broad geographic areas. In addition, preparing digital media content for Internet distribution requires varying degrees of processing technology, quality assurance and image and multimedia enhancement. Further, delivering visual content and other digital media to a wide variety of e-commerce web sites and Internet portals requires a highly scaleable and reliable infrastructure as well as the development and maintenance of affiliate relationships. As a result, businesses are searching for a comprehensive provider of solutions so that they can focus on their core competencies without having to develop and maintain their own digital media infrastructure.

OVERVIEW

     The Company initially plans to seek income by providing businesses and consumers production of visual content and other digital media, including still media, 360 degree images, video, animation and audio for the Internet. In order to provide production of visual content and other digital media solutions, the Company plans to develop certain relationships with photographers and visual content producers so the Company can offer its services in many areas in the United States. After the digital content is in place, the Company will offer production of still media or 360 degree images for our clients, which we believe currently offer the most compelling visual content for the Internet. For example, the 360-degree images provide a complete image - from ground to sky, floor to ceiling in an expansive 360-degree viewing field. In addition the Company will offer production of other visual media including video, animation and audio for the Internet.

INDUSTRY BACKGROUND

     The emergence of the Internet and secure transaction networks has generated significant opportunities for businesses and consumers to conduct electronic commerce. International Data Corporation, or IDC, estimates e-commerce revenues will grow from approximately $130 billion worldwide in 1999 to $1.6 trillion worldwide by 2003. The popularity of the Internet has resulted in substantial growth in the number and types of web sites. According to IDC, the number of URLs on the web is estimated to grow from 2.2 billion in 1999 to 4.3 billion in 2000. Due to this dramatic increase, operators of web sites must devote significant time and resources to attract and retain site traffic and generate online transactions.

     In order to fulfill these objectives, companies are seeking more compelling visual content and other digital media to significantly enhance the quality of their online presence. Current technological innovations in the industry offer businesses the opportunity to provide online visual content of a more realistic and interactive nature. By using these innovations, businesses can increase the frequency and duration of web site visits, potentially accelerating e-commerce transactions and increasing advertising revenues.

CUSTOMERS AND MARKETS

     Tasco International, Inc. plans to offer complete production services toward providing complete visual content and digital media solutions to businesses and consumers across the Internet. The Company intends to target vertical markets including real estate, travel and hospitality, automotive and entertainment as follows:

     Real Estate - Residential and commercial real estate companies and professionals can use the Company's services to provide online 360-degree images of properties including existing homes, new homes, rental apartments and office buildings and their surrounding areas. Our production service will enable real estate professionals to cost-effectively market properties to a wide audience, thereby providing a value-added service to both buyers and sellers.

     Travel and Hospitality - Hotel chains, vacation resorts, cruise lines, golf courses, restaurants, theme parts, major tourist attractions and tourism bureaus can utilize our digital media production services to enhance their online marketing. Providing 360 degree images offer a prospective visitor the opportunity to take online tours of rooms, meeting and conference facilities and attractions.

     Automotive - Automobile companies can utilize our digital media production services to create virtual showrooms and highlight differences between different models and their respective option packages. Consumers can experience a realistic perspective of both the interior and exterior of a car while receiving on-screen descriptions of particular features.

     Entertainment - Our digital media production services can be offered to sports, theater or musical arenas to offer on-line tours of seating, to make it easier and convenient to purchase tickets knowing exactly where seating is available in reference to the staged event.

OPERATIONS AND TECHNOLOGY

     The Company intends to purchase hardware, software and digital photographic equipment to produce complete visual content and other digital media. In addition, the Company also plans to develop a proposed web site to offer its services to businesses and consumers. Samples of digital media content for still media, 360 degree images, video, animation and audio will be made available for viewing on this proposed web site. Afterwards, the Company plans to seek strategic relationships with photographers and other visual content producers so the Company can offer its services in many areas in the United States. The Company has no patented technology to create any images or view images on the Internet. The Company will be subject to all regulation regarding usages of this technology including a combination of patent, copyright, and trademark laws.

     The Company has no plans to develop technology for production of new products or services.

     The Company does not rely on raw materials for conducting its business. The Company will not be dependent on one or a few major customers, but will rely on the broad-based digital media market for developing customers over time.

     The Company currently has no patents, trademarks, licenses, franchise, royalty agreements, or labor contracts in place.

     The Company is unaware of need for governmental approval for its proposed business plan. The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

     The Company is currently not aware of any federal, state or local laws and regulations regulating the Internet at this time which would materially affect its proposed business activities.

     The Company is unaware of any environmental laws (federal, state, or local) that will have an effect on its proposed business.

     The Company has spent no money over the past two years on research and development.

     Currently, the Company has no employees excluding the current officer and director. Adrienne Humphreys, an officer and director of the Company, is currently employed full time. (SEE ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT). The officer/director anticipates devoting, at most, 20 hours per month. This is only an estimation and may be increased or decreased depending on unforeseen factors. Though no commercial conflicts are anticipated between the current employer of the officer, director, and the Company no assurance can be given that this will continue.

SALES AND MARKETING

     The Company does not have a sales and marketing plan currently in place. Actual fees for services will be offered on a project by project basis and will be determined based on the Company's costs for production of services. It is the Company's plan to focus its marketing efforts to include traditional and Internet advertising as well as direct mailings, participation in trade shows and co-marketing with strategic partners.

COMPETITION

     The market for production of visual content and other digital media solutions is new and rapidly evolving. As the demand for production of visual content solutions increases, the Company expects competition to intensify. The Company competes with providers of imaging technology who, in addition to owning the technology, also produce visual content for businesses and consumers. Our competitors have greater financial, marketing, distribution and technical resources. We also compete with traditional off line methods of marketing real estate properties, including classified ads, brochures and still photos. Our success will be dependent on our ability to compete with these and any other competitors on the quality of our solutions and their cost effectiveness. There is no assurance that we will be successful in that competition.

RISK FACTORS

     The Company is in the development stage and the market it intends to compete within is new and emerging. There are several competitors within the marketplace that have significantly greater financial and management resources than the Company. The following section describes some of the risk factors specific to the Company. Individuals should carefully consider the following risk factors, in addition to the other information presented in this registration statement, when evaluating the Company's business plan. Any of the following risks could seriously harm the business and/or prevent the furtherance of the business.

RISKS PARTICULAR TO TASCO INTERNATIONAL, INC.

A.   NO OPERATING HISTORY TO EVALUATE.

     The Company was incorporated under the laws of the State of Delaware on October 6, 1998. The Company's activities to date have been to prepare the Company's business strategy, and to date has not generated revenue. The Company has a limited operating history and must be considered in the early development stages of embarking upon a new venture. We are among many companies that have entered into the market of providing production of visual content and digital media solutions for web sites. Our business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets of providing services on the Internet. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

B. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

     As of September 30, 2001, the Company had working capital of $100 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders.

     The Company has prepared audited financial statements as of September 30, 2001, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

C.   NO HISTORY OF OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE
     FUTURE.

     The Company expects to incur operating losses for the foreseeable future and if we ever have operating profits, we may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees and lease more space for our corporate offices as need arises. The Company plans to significantly increase its operating expenses to:

     *    purchasing hardware, software and digital photographic equipment;

     *    developing a digital media web site;

     * Seeking contractual relationships with selected photographers and other visual content producers;

     Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, our operating losses will be even greater than we anticipate.

D. PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTOR OF THE COMPANY.

     The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and director. The Company intends to hire additional technical, sales and other personnel as they move forward with their business model, though competition for such personnel is intense. There can be no assurance that the Company can retain key technical employees, or to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of the Company's key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the chances for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership the sole officer and director has over the company, which will not be significantly affected and may have a material adverse effect on future business progress. Furthermore, the current officer and director is involved with other employment other than that of the Company, which may take time from developing the business of the Company and effect the overall success.

E.   COMPETITION

     The market for production of visual content and other digital media solutions is new and rapidly evolving. As the demand for production of visual content solutions increases, the Company expects competition to intensify. The Company competes with other providers of digital media content, and these companies may have greater financial, marketing, distribution and technical resources, which therefore may have an adverse effect on the profitability of the Company. Our success will be dependent on out ability to compete with these and any other competitors on the quality of our solutions and their cost effectiveness. There is no assurance that we will be successful in that competition.

F.   LACK OF CASH DIVIDENDS

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

G.   PURCHASE OF INVENTORY; CAPITAL RESOURCE REQUIREMENTS.

     The Company presently plans to purchase additional hardware, software and digital photographic equipment within the next twelve months. In addition, the Company plans to continue to develop its digital media web site. Expenses needed to build an infrastructure to implement our business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing which might be available to the Company on favorable terms or at all and might dilute current shareholders.

H. GROWTH AND ACQUISITION MAY STRAIN THE MANAGEMENT, OPERATION AND FINANCIAL RESOURCES

     There can be no assurances that the proposed business model will be adequate to support any future operations. In addition, there is a risk that the company may not be able to expand their operations at the same rate as market demand may be created.

     If appropriate opportunities present themselves, the Company intends to seek out business opportunities to expand their visual content and digital media business. The process of integrating and acquiring any business may result in operating difficulties and expenditures, which cannot be anticipated and may absorb significant management attention that would otherwise be available for further development of their existing business. Moreover, the anticipated benefits of any acquisition may be realized. Any future acquisition of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing which might not be available to the Company on favorable terms or at all and might dilute current shareholders. Additionally, the Company may not be able to successfully identify, negotiate or finance future acquisitions or to integrate acquisitions with the current proposed business.

I.   OTHER NON PUBLIC SALES OF SECURITIES

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

J.   NO ASSURANCE OF LIQUIDITY

     There is currently no public market for the Common Shares or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

K.   LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT PROPOSED OPERATIONS
     OPERATIONS.

     Our performance is greatly dependent on the performance of our management and director. The loss of the services of our executive officer/director could harm our business. The Company's key management has some expertise in production of visual content and other digital media including still media, 360 degree images, video, animation and audio for the Internet. The loss of our executive officer/director could have a negative impact on our reputation for expertise in the digital media industry. Additionally as the company operations get underway, we must identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel, including programmers. Competition for highly skilled technical, managerial, marketing and customer service personnel is intense. We may not be able to successfully attract, integrate or retain sufficiently qualified personnel, which failure could harm our business.

L.   DEPENDENT ON THE CONTINUED GROWTH OF INTERNET COMMERCE.

     Our business could be harmed if any of the following situations occur:

     * the use of the Internet does not continue to grow or grows more slowly than expected;

     * the Internet's infrastructure does not effectively support the growth that may occur; and

     *    the Internet does not become a viable commercial marketplace.

     The market for the production of visual content and digital media over the Internet is a new and emerging market. Rapid growth in the use of, and interest in, the Internet is a recent phenomenon and may not continue to develop.

M.   LARGELY CONTROLLED BY MANAGEMENT.

     Our officer/director currently owns or controls a substantial majority of our outstanding common stock and thereby continues to be able to exercise voting control over the Company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

N.   RELIANCE ON THIRD PARTIES FOR VARIOUS INTERNET AND PROCESSING SERVICES.

     Our proposed operations will depend on a number of third parties for Internet access and viewing services. We will have limited control over these third parties and no long-term relationships with any of them. For example, we will not own a gateway onto the Internet, but instead, rely on Internet service providers to connect our web site to the Internet. Should the third parties that we will rely on for Internet access or viewing service be unable to serve our needs for a sustained time period as a result of a strike, natural disaster or other reason, our business could be harmed.

ITEM 2 - PROPERTIES

     The Company does not have any property and at this time has no agreements to acquire any property. The Company currently is provided sufficient space to do its present business by a director of the Company. Going forward, the Company plans to use the offices of the director, at no cost to the Company. Both parties have agreed to continue this arrangement until the Company begins operations and/or generates revenue.

ITEM 3 - LEGAL PROCEEDINGS

     The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgment against any officer or director of the Company in her capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the year ended September 30, 2001.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

     There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau. No assurance can be given by the Company that any of the above events will occur.

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

ITEM 6 - SELECTED FINANCIAL DATA

     As of September 30, 2001, the Company had working capital of $100 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

     As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance that company will not make other offers of its securities at different prices, when, in the company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

     The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of
Operations: and the financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following should be read in conjunction with our audited Consolidated Financial Statements included within.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     The Company has not generated revenues from its operating activities. The Company does not expect to generate positive cash flow from its visual content and digital media operations. The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing visual media content within the next several months. There can be no assurance that the terms negotiated by the Company will be acceptable to potential partner companies and if favorable agreements cannot be made, it would have a material adverse impact on the Company.

PLAN OF OPERATIONS

     During the previous fiscal year, the Company purchased hardware, software and digital photographic equipment to be used toward its visual content and digital media operations. The Company also began its design phase and production of its web-site to offer its services to businesses and consumers, and completed work toward preparing samples of its 360-degree images, along with still media, video and animation for viewing on its proposed web-site.

COMPARISON OF FISCAL YEAR 2001 WITH FISCAL YEAR 2000

     Revenues for fiscal year 2001 were $0 compared with $0 in 2000. General and Administrative Expenses were $11,028 in 2001 and $367 in 2000. The Company does not consider this a material change. Net loss in 2001 $11,028 as against $367 in 2000. The Company does not consider this a material change. The Company had Total Assets of $660 at September 30, 2001 as compared to $11,493 at September 30, 2000. This decrease was due to loss on operations.

     As of September 30, 2001, the Company had working capital of $100 compared to $11,128 at September 30, 2000 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

     The Company has prepared audited financial statements as of September 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS - SEPTEMBER 30, 2001

INDEPENDENT AUDITORS' REPORT .............................................    13

BALANCE SHEET ............................................................    14

STATEMENT OF OPERATIONS ..................................................    15

STATEMENT OF STOCKHOLDERS' EQUITY ........................................    16

STATEMENT OF CASH FLOW ...................................................    17

NOTES TO FINANCIAL STATEMENTS ............................................    18

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)


Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                    Certified Public Accountants



To the Board of Directors of
Tasco International, Inc.
(A Development Stage Company)


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Tasco International, Inc. (A Development Stage Company) as of September 30, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra, CPA
----------------------------
Armando C. Ibarra, CPA

November 9, 2001

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            2001        2000
                                                          --------    --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                    $    660    $ 11,493
                                                          --------    --------
TOTAL CURRENT ASSETS                                           660      11,493
                                                          --------    --------
  TOTAL ASSETS                                            $    660    $ 11,493
                                                          ========    ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    560    $    365
                                                          --------    --------

TOTAL CURRENT LIABILITIES                                      560         365
                                                          --------    --------
  TOTAL LIABILITIES                                            560         365

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
     issued and outstanding.)                                     0           0
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; issued
    and outstanding : 1,278,000 shares as of
    September 30, 2001 and 2000, respectively.)                 128         128
  Additional paid-in capital                                 11,662      11,662
  Deficit accumulated during development stage              (11,690)       (662)
                                                           --------    --------

TOTAL STOCKHOLDERS' EQUITY                                      100      11,128
                                                           --------    --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $    660    $ 11,493
                                                           ========    ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                        AS OF SEPTEMBER 30, 2001 AND 2000
         AND FROM OCTOBER 6, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                            OCTOBER 6, 1998
                                                                              (INCEPTION)
                                                                               THROUGH
                                                                             SEPTEMBER 30,
                                               2001             2000             2001
                                            -----------      -----------      -----------
REVENUES
  Revenues                                  $         0      $         0      $         0
                                            -----------      -----------      -----------
TOTAL REVENUES                                        0                0                0

GENERAL & ADMINISTRATIVE EXPENSES                11,028              367           11,690
                                            -----------      -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          11,028              367           11,690
                                            -----------      -----------      -----------
NET LOSS                                    $   (11,028)     $      (367)     $   (11,690)
                                            ===========      ===========      ===========

BASIC LOSS PER SHARE                        $     (0.01)     $     (0.00)
                                            ===========      ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   1,278,000        1,228,820
                                            ===========      ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM OCTOBER 6, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                              COMMON      ADDITIONAL     DURING
                                                COMMON        STOCK        PAID-IN     DEVELOPMENT
                                                 STOCK        AMOUNT       CAPITAL        STAGE        TOTAL
                                              ----------    ----------    ----------   ----------    ----------
Stock issued for cash on October 6,
1998 @ $0.0001 per share                         100,000    $       10    $       --   $       --    $       10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                         130,000            13         1,287            0         1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                          19,000             2           188            0           190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                          29,000             3           287            0           290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                                   (295)         (295)
                                              ----------    ----------    ----------   ----------    ----------
BALANCE,  SEPTEMBER 30, 1999                     278,000            28         1,762         (295)        1,495
                                              ==========    ==========    ==========   ==========    ==========

Stock issued for cash on October 19,
1999 @  $0.01 per share                        1,000,000           100         9,900                     10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                           (367)         (367)
                                              ----------    ----------    ----------   ----------    ----------
BALANCE,  SEPTEMBER 30, 2000                   1,278,000           128        11,662         (662)       11,128
                                              ==========    ==========    ==========   ==========    ==========

Net loss, October 1, 2000 through
September  30, 2001                                                                       (11,028)      (11,028)
                                              ----------    ----------    ----------   ----------    ----------
BALANCE,  SEPTEMBER  30, 2001                  1,278,000    $      128    $   11,662   $  (11,690)   $      100
                                              ==========    ==========    ==========   ==========    ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         AND FROM OCTOBER 6, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                           OCTOBER 6, 1998
                                                                             (INCEPTION)
                                                                               THROUGH
                                                                             SEPTEMBER 30,
                                                   2001           2000           2001
                                                 --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $(11,028)      $   (367)      $(11,690)
  Amortization                                          0            192            240
  (Increase) in organization costs                      0              0           (240)
  Increase in accounts payable                        195              0            560
                                                 --------       --------       --------
  NET CASH (USED) BY OPERATING ACTIVITIES         (10,833)          (175)       (11,130)

CASH FLOWS FROM INVESTING ACTIVITIES

  NET CASH PROVIDED BY INVESTING ACTIVITIES             0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock                                          0            100            128
  Additional paid-in  capital                           0          9,900         11,662
                                                 --------       --------       --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             0         10,000         11,790
                                                 --------       --------       --------
  NET INCREASE / (DECREASE) IN CASH               (10,833)         9,825            660

  CASH AT BEGINNING OF YEAR                        11,493          1,668              0
                                                 --------       --------       --------
  CASH AT END OF YEAR                            $    660       $ 11,493       $    660
                                                 ========       ========       ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                            TASCO INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2001


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

As of September 30, 2001 the Company had 1,278,000 shares of common stock outstanding.

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

NOTE 6. INCOME TAXES

                                           September 30,      September 30,
                                               2001               2000
                                             --------           --------
     Deferred tax assets:
     Net operating loss carryforwards        $  1,654           $    55
     Other                                        -0-                -0-
     Valuation allowance                       (1,654)               (55)
                                             --------           --------
     Net deferred tax assets                 $    -0-           $    -0-
                                             ========           ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     Net Operating Loss September 30, 1999       $   (295)
     Net Operating Loss September 30, 2000           (367)
     Net Operating Loss September 30, 2001        (11,028)
                                                 --------
     Net Operating Loss                          $(11,690)
                                                 ========

As of September 30, 2001, the Company has net operating loss carryforwards of approximately $ 11,690, which will expire through 2021.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has changed accountants only once in January, 2001 due to the death of its original accountant, Barry L. Friedman, CPA to Armando
C. Ibarra, CPA. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of September 30, 2000.

Name                     Age     Position                Term of Office
----                     ---     --------                --------------
Adrienne Humphreys(1)    32      Director, President,    Until annual meeting of
                                 Secretary               stockholders

----------
(1)  Adrienne Humphreys' address is 1649 Dartmouth, Chula Vista, CA 91913.

     There are no other persons nominated or chosen to become Directors or Executive Officers, nor do we have any employees other than the above. There is no arrangement or understanding between any of our Director or Officer pursuant to which they were elected to his/her office. The removal of a Director from the Board can be succeeded only by the following actions: (1) majority vote of the existing Directors; or (2) majority vote of the shareholders of record.

     Adrienne Humphreys - Director, President and Secretary. Adrienne Humphreys has served as President, Secretary and Director of the Company since October, 1999. Since June, 1997 she is currently employed by La Jolla Group, San Diego as Art Director of Media Presentations. Also since June, 1997, Ms. Humphreys has also worked as independent contractor in producing and developing graphics, digital effects, 3D animation, music video digital effects and TV commercials for Channel One, Los Angeles, CA, Chiron Diagnostics, San Francisco, CA, Poor Specimen Productions, San Diego, CA, STV International, San Diego, CA, Captain Carrot Video, Encinitas, CA, Royal Films Entertainment for MTV, Los Angeles, CA. >From March 1991 to May 1997, Ms. Humphreys worked for Control Room Productions, Solana Beach, CA in producing 3D animation, graphics, non-linear editing, digital effects and completed over fifty video projects. Ms. Humphreys completed a Certificate of Completion, Supercomputer Center, Visualization Lab at the University of California San Diego, La Jolla, CA in December 1994.

     The Company presently expects to conduct its annual meeting of shareholders and directors in October, 2001, at which time directors will again be elected. All directors serve for a period of one year, unless removed in accordance with our By-Laws.

POTENTIAL CONFLICTS OF INTEREST

     The Company's officer/director is currently engaged in other employment. Consequently, there are potential inherent conflicts of interest in acting as an officer/director of the Company. Insofar as the officer/director is engaged in other business activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     A conflict may arise in the event that another company with which management is affiliated is formed and actively seeks business similar to that of the Company's business plan. Initially Ms. Humphreys will be responsible for seeking, evaluating, negotiating and consummating business partnerships with companies which may result in terms providing benefits to Ms. Humphreys.

     As Ms. Humphreys is engaged in other business activities, demands may be placed on the time of Ms. Humphreys which will detract from the amount of time she is able to devote to the Company. Ms. Humphreys intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Ms. Humphreys would not attend to other matters prior to those of the Company. Ms. Humphreys projects that initially, approximately twenty hours per month of her time will be spent on the related business activities of the Company. However, there are no assurances that twenty hours per month will be spent.

ITEM 11 - EXECUTIVE COMPENSATION

     The Officer of the Company has received no compensation, including no bonus or incentive plans - stock, cash, or otherwise. The Company plans to begin compensating the officer only at such time the Company is generating sufficient revenues. Presently, the Company has not established any dates or other requirements for the officer to begin receiving compensation. If, and when, the time is deemed appropriate for the officer to receive compensation, the matter will be brought before the Board of Directors to vote.

COMPENSATION OF DIRECTORS

     During the most recently completed financial year ended September 30, 2000, there was no compensation paid, by the Company to its director, for services as a director. There is no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as director, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the Director that has been granted for her service.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the Common Stock ownership as of September 30, 2001 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of September 30, 2001, there were 1,278,000 common shares outstanding.

                                      Beneficial Ownership of Shares
                                      ------------------------------
Name                                    Number            Percent*      Security
----                                    ------            --------      --------
Adrienne Humphreys  (1)               1,000,000             78.2%        Common
President, Secretary and Director

Officers and Directors as a Group     1,000,000             78.2%        Common

----------
*    Rounded up to the nearest whole number.
(1) Adrienne Humphreys' address is 1649 Dartmouth, Chula Vista, CA 91913. Ms. Humphreys is the direct owner as described above. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 1,278,000 outstanding shares on September 30, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 19, 1999 the Company issued 1,000,000 common shares at ($.01) per share to its president and director, Adrienne Humphreys in consideration for $10,000.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 6, 1998, the Company was incorporated under the laws of the State of Delaware.

     The date, title and amount of unregistered securities sold/issued by Tasco International, Inc. are as follows:

     On October 6, 1998 the Company issued 100,000 shares of its common stock to a former officer in consideration of $0.0001 per share. Further on October 9, 1998, the Company issued 130,000 shares of its common stock to 8 people in consideration of $0.01 per share. These shares were issued in reliance on an exemption from registration for non public offerings contained in section 4 (2) of the United States Securities Act of 1933, as amended.

     On October 12, 1998 the Company sold 19,000 common shares to 19 persons at $0.01 per share. Between March 1, 1999 and April 1, 1999, the Company sold 29,000 common shares to 8 persons at $0.01 per share. The shares were sold in reliance on an exemption from registration contained in Regulation D, Rule 504 of the United States Securities Act of 1933, as amended.

     On October 19, 1999, the Company sold 1,000,000 common shares to its president at $0.01 per share. The shares were issued in reliance on an exemption from registration for non public offerings contained in Section 4(2) of the United States Securities Act of 1933, as amended.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements and Schedules required to be filed hereunder are indexed on page 12 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TASCO INTERNATIONAL, INC.


                                 By: /s/ Adrienne Humphreys
                                     ----------------------------------
                                     Adrienne Humphreys
                                     Director and President

                                     Dated January 10, 2002