Form 10QSB
period 2001-12-31
TASCO INTERNATIONAL INC
filed 2002-02-19
CIK 1079282

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common stock outstanding as of December 31, 2001.

ITEM 1.  FINANCIAL STATEMENTS

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      Three Months
                                                                         Ended            Year Ended
                                                                      December 31,       September 30,
                                                                          2001               2000
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    630           $    660
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         630                660
                                                                        --------           --------

        TOTAL ASSETS                                                    $    630           $    660
                                                                        ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                      $      0           $    560
  Note payable                                                             1,947                  0
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,947                560
                                                                        --------           --------

        TOTAL LIABILITIES                                                  1,947                560

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none issued and outstanding)                 0                  0
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; issued and outstanding:
   1,278,000 shares as of December 31, 2001 and
   September 30, 2001, respectively)                                         128                128
  Additional paid-in capital                                              11,662             11,662
  Deficit accumulated during development stage                           (13,107)           (11,690)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                (1,317)               100
                                                                        --------           --------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $    630           $    660
                                                                        ========           ========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                 For the Period ended December 31, 2001 and 2000
         and from October 6, 1998 (inception) through December 31, 2001


                                                                                      October 6, 1998
                                                  Three Months       Three Months       (inception)
                                                     Ended              Ended             through
                                                  December 31,       December 31,       December 31,
                                                      2001               2000               2001
                                                  -----------        -----------        -----------
REVENUES
  Revenues                                        $         0        $         0        $         0
                                                  -----------        -----------        -----------
TOTAL REVENUES                                              0                  0                  0

GENERAL & ADMINISTRATIVE EXPENSES                       1,417              6,787             13,107
                                                  -----------        -----------        -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 1,417              6,787             13,107
                                                  -----------        -----------        -----------

NET LOSS                                          $    (1,417)       $    (6,787)       $   (13,107)
                                                  ===========        ===========        ===========

BASIC LOSS PER SHARE                              $     (0.00)       $     (0.01)
                                                  ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                        1,278,000          1,278,000
                                                  ===========        ===========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through December 31, 2001

                                                                                      Deficit
                                                                                    Accumulated
                                                          Common       Additional     During
                                            Common         Stock        Paid-in     Development
                                            Stock         Amount        Capital        Stage          Total
                                            -----         ------        -------        -----          -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                   100,000       $     10       $    --      $     --       $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                   130,000             13         1,287             0          1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                    19,000              2           188             0            190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                    29,000              3           287             0            290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                               (295)          (295)
                                        ----------       --------       -------      --------       --------
BALANCE,  SEPTEMBER 30, 1999               278,000             28         1,762          (295)         1,495
                                        ==========       ========       =======      ========       ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                  1,000,000            100         9,900        10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                       (367)          (367)
                                        ----------       --------       -------      --------       --------
BALANCE,  SEPTEMBER 30, 2000             1,278,000            128        11,662          (662)        11,128
                                        ==========       ========       =======      ========       ========
Net loss, October 1, 2000 through
September  30, 2001                                                                   (11,028)       (11,028)
                                        ----------       --------       -------      --------       --------
BALANCE,  SEPTEMBER  30, 2001            1,278,000            128        11,662       (11,690)           100
                                        ==========       ========       =======      ========       ========
Net loss, October 1, 2001 through
December 31, 2001                                                                      (1,417)        (1,417)
                                        ----------       --------       -------      --------       --------
BALANCE,  DECEMBER 31, 2001              1,278,000       $    128       $11,662      $(13,107)      $ (1,317)
                                        ==========       ========       =======      ========       ========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                 For the Period ended December 31, 2001 and 2000
         and from October 6, 1998 (inception) through December 31, 2001

                                                                                         October 6, 1998
                                                     Three Months       Three Months       (inception)
                                                        Ended              Ended             through
                                                     December 31,       December 31,       December 31,
                                                         2001               2000               2001
                                                     -----------        -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (1,417)          $ (6,787)          $(13,107)
  Amortization                                               0                  0                240
  (Increase) in organization costs                           0                  0               (240)
  Increase / (decrease) in accounts payable               (560)              (340)                 0
  Increase in notes payable                              1,947                  0              1,947
                                                      --------           --------           --------

        NET CASH (USED) BY OPERATING ACTIVITIES            (30)            (7,127)           (11,160)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY INVESTING ACTIVITIES            0                  0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                               0                  0                128
  Additional paid-in capital                                 0                  0             11,662
                                                      --------           --------           --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES            0                  0             11,790
                                                      --------           --------           --------

NET INCREASE / (DECREASE) IN CASH                          (30)            (7,127)               630

CASH AT BEGINNING OF PERIOD                                660             11,493                  0
                                                      --------           --------           --------

CASH AT END OF PERIOD                                 $    630           $  4,366           $    630
                                                      ========           ========           ========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001

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

NOTE 6. INCOME TAXES

                                              December 31,       September 30,
                                                 2001                2001
                                               -------             -------
   Deferred tax assets:
     Net operating loss carryforwards          $   213             $ 1,654
     Other                                           0                   0

     Valuation allowance                          (213)             (1,654)
                                               -------             -------

     Net deferred tax assets                   $     0             $     0
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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

         1998 Net Operating Loss                                  $   (295)
         1999 Net Operating Loss                                      (367)
         2000 Net Operating Loss                                   (11,028)
         2001 Net Operating Loss (three months)                     (1,417)
                                                                  --------
              Net Operating Loss                                  $(13,107)
                                                                  ========

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $ 13,107, which will expire 20 years from the date the loss was incurred.

NOTE 8. STOCK

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

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED DECEMBER 31, 2001.

     Revenues were $-0- for the quarter ending December 31, 2001 and $-0- for the same quarter ending 2000.

     Operating Expenses were $1,417 for the quarter ending December 31, 2001 and $6,787 for the same quarter in 2000.

     The Company had an operating loss of ($1,417) for the quarter ending December 31, 2001 and ($6.787) for the same quarter in 2000.

     The Company has not generated revenues from operating activities during the quarter ending December 31, 2001. During the quarter ending December 31, 2001, management has been in the design phase for a web site offering the Company's services in visual content and other digital media to consumers and businesses. The Company has also completed work toward preparing samples of 360-degree images which it will be displaying on its web-site, along with still media, video and animation for viewing on its proposed web site. The Company has continued to contact various photographers and other visual content producers to contract for the company for production of visual media. To date, no contractual arrangements with any photographer or visual content producers have been made.

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

ANALYSIS OF FINANCIAL CONDITION

     As of December 31, 2001, the Company had working capital of $(1,317) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the Company were prepared for the quarter ending December 31, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

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

                                    TASCO INTERNATIONAL, INC.


Date 02/19/02                       /s/ Adrienne Humphreys
                                    --------------------------------
                                    Adrienne Humphreys
                                    President