Form 10QSB
period 2002-03-31
TASCO INTERNATIONAL INC
filed 2002-05-20
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common stock outstanding as of March 31, 2002.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                                    As of            Year Ended
                                                                   March 31,        September 30,
                                                                     2002               2001
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,600           $    660
                                                                   --------           --------

TOTAL CURRENT ASSETS                                                  1,600                660
                                                                   --------           --------

       TOTAL ASSETS                                                $  1,600           $    660
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $    560
  Note payable                                                        3,164                 --
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                             3,164                560
                                                                   --------           --------

       TOTAL LIABILITIES                                              3,164                560

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000 shares
   authorized; none issued and outstanding)                              --                 --
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 1,278,000 shares issued and outstanding)                 128                128
  Additional paid-in capital                                         11,662             11,662
  Deficit accumulated during development stage                      (13,354)           (11,690)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                           (1,564)               100
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  1,600           $    660
                                                                   ========           ========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

--------------------------------------------------------------------------------

                                                                                                        October 6, 1998
                                           Six Months     Six Months     Three Months    Three Months     (inception)
                                             Ended          Ended           Ended           Ended          through
                                           March 31,       March 31,       March 31,       March 31,       March 31,
                                             2002            2001            2002            2001            2002
                                          -----------     -----------     -----------     -----------     -----------
REVENUES
  Revenues                                $     1,000     $        --     $     1,000     $        --     $     1,000
                                          -----------     -----------     -----------     -----------     -----------

TOTAL REVENUES                                  1,000              --           1,000              --           1,000

GENERAL & ADMINISTRATIVE EXPENSES               2,664           9,291           1,247           2,504          14,354
                                          -----------     -----------     -----------     -----------     -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES         2,664           9,291           1,247           2,504          14,354
                                          -----------     -----------     -----------     -----------     -----------

NET LOSS                                  $    (1,664)    $    (9,291)    $      (247)    $    (2,504)    $   (13,354)
                                          ===========     ===========     ===========     ===========     ===========

BASIC LOSS PER SHARE                      $     (0.00)    $     (0.01)    $     (0.00)    $     (0.00)
                                          ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         1,278,000       1,278,000       1,278,000       1,278,000
                                          ===========     ===========     ===========     ===========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From October 6, 1998 (inception) through March 31, 2002

--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                                         Common    Additional     During
                                           Common        Stock      Paid-in     Development
                                            Stock        Amount     Capital        Stage         Total
                                            -----        ------     -------        -----         -----
Stock issued for cash on
October 6, 1998 @ $0.0001 per share        100,000        $ 10      $    --      $     --      $     10

Stock issued for cash on
October 9, 1998 @ $0.0001 per share        130,000          13        1,287            --         1,300

Stock issued for cash on
October 12, 1998 @ $0.0001 per share        19,000           2          188            --           190

Stock issued for cash on
April 1, 1999 @ $0.0001 per share           29,000           3          287            --           290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                           (295)         (295)
                                         ---------        ----      -------      --------      --------

BALANCE, SEPTEMBER 30, 1999                278,000          28        1,762          (295)        1,495
                                         =========        ====      =======      ========      ========
Stock issued for cash on
October 19, 1999 @  $0.01 per share      1,000,000         100        9,900            --        10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                   (367)         (367)
                                         ---------        ----      -------      --------      --------
BALANCE, SEPTEMBER 30, 2000              1,278,000         128       11,662          (662)       11,128
                                         =========        ====      =======      ========      ========
Net loss, October 1, 2000
through September  30, 2001                                                       (11,028)      (11,028)
                                         ---------        ----      -------      --------      --------
BALANCE, SEPTEMBER  30, 2001             1,278,000         128       11,662       (11,690)          100
                                         =========        ====      =======      ========      ========
Net loss, October 1, 2001
through March 31, 2002                                                             (1,664)       (1,664)
                                         ---------        ----      -------      --------      --------

BALANCE, MARCH 31, 2002                  1,278,000        $128      $11,662      $(13,354)     $ (1,564)
                                         =========        ====      =======      ========      ========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                                         October 6, 1998
                                                 Six Months    Six Months   Three Months   Three Months    (inception)
                                                    Ended        Ended         Ended          Ended          through
                                                  March 31,     March 31,     March 31,      March 31,       March 31,
                                                    2002          2001          2002           2001           2002
                                                  --------      --------      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (1,664)     $ (9,291)     $   (247)      $ (2,504)      $(13,354)
  Amortization                                          --            --            --             --            240
  (Increase) in organization costs                      --            --            --             --           (240)
  Decrease in accounts payable                        (560)         (365)           --            (25)            --
  Increase in notes payable                          3,164            --         1,217             --          3,164
                                                  --------      --------      --------       --------       --------
      NET CASH PROVIDED/(USED) BY OPERATING
       ACTIVITIES                                      940        (9,656)          970         (2,529)       (10,190)


CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY INVESTING ACTIVITIES         --            --            --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                          --            --            --             --            128
  Additional paid-in  capital                           --            --            --             --         11,662
                                                  --------      --------      --------       --------       --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES         --            --            --             --         11,790
                                                  --------      --------      --------       --------       --------

NET INCREASE/(DECREASE) IN CASH                        940        (9,656)          970         (2,529)         1,600

CASH AT BEGINNING OF PERIOD                            660        11,493           630          4,366             --
                                                  --------      --------      --------       --------       --------

CASH AT END OF PERIOD                             $  1,600      $  1,838      $  1,600       $  1,838       $  1,600
                                                  ========      ========      ========       ========       ========

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002


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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company uses the accrual method of accounting. The Company has adopted a September 30, year end.

B. BASIC EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares of common stock outstanding.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002


NOTE 6. INCOME TAXES


                                         As of March 31,     As of September 30,
                                              2002                  2001
                                            -------               -------
     Deferred tax assets:
     Net operating loss carryforwards       $ 2,003               $ 1,654
                                            -------               -------
     Other                                        0                     0

     Valuation allowance                     (2,003)               (1,654)
                                            -------               -------

     Net deferred tax assets                $     0               $     0
                                            =======               =======

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                      $   (295)
     1999 Net Operating Loss                                          (367)
     2000 Net Operating Loss                                       (11,028)
     2001 Net Operating Loss (2nd. Qtr.)                            (1,664)
                                                                  ---------
     Net Operating Loss                                           $(13,354)
                                                                  =========

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $13,354, which will expire 20 years from the date the loss was incurred.

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

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2002

     Net sales were $1,000 for the quarter ending March 31, 2002 and -0- for the same quarter ending 2001.

     Operating Expenses were $1,247 for the quarter ended March 31, 2002 and $2,504 for the same quarter in 2001.

     The Company has generated minimum revenues from operating activities during the quarter ending March 31, 2002. During the quarter ending March 31, 2002, management has been in the design phase for a web site offering the Company's services in visual content and other digital media to consumers and businesses. The Company has also completed work toward preparing samples of 360-degree images which it will be displaying on its web-site, along with still media, video and animation for viewing on its proposed web site. The Company has continued to contact various photographers and other visual content producers to contract for the company for production of visual media. To date, no contractual arrangements with any photographer or visual content producer have been made.

     The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing its sales in media content production within the next several months. To date, minimum sales have been made in media content production and the Company has not been successful in raising equity or debt financing sufficient to meet its working capital requirements. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

ANALYSIS OF FINANCIAL CONDITION

     As of March 31, 2002, the Company had working capital of $(1,564) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the Company were prepared for the quarter ending March 31, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

ITEM 5. OTHER INFORMAITON.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TASCO INTERNATIONAL, INC.


Date 05/20/02                           /s/ Adrienne Humphreys
                                        ----------------------------------
                                        Adrienne Humphreys
                                        President