Form 10QSB
period 2002-06-30
TASCO INTERNATIONAL INC
filed 2002-08-14
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                        Commission File number 000-32201


                            Tasco International, Inc.
                 (Name of Small Business Issuer in its Charter)


              44-457 San Rafael Ave. Unit #1, Palm Desert, CA 92260 (Address of Principal Executive Offices including Zip Code


                                 (760) 773-9765
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common stock outstanding as of June 30, 2002.

ITEM 1. FINANCIAL STATEMENTS

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                                  As of          Year Ended
                                                                 June 30,       September 30,
                                                                   2002             2001
                                                                 --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $    640         $    660
                                                                 --------         --------
TOTAL CURRENT ASSETS                                                  640              660
                                                                 --------         --------

      TOTAL ASSETS                                               $    640         $    660
                                                                 ========         ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $    220         $    560
  Note payable                                                      3,277               --
                                                                 --------         --------
TOTAL CURRENT LIABILITIES                                           3,497              560
                                                                 --------         --------

      TOTAL LIABILITIES                                             3,497              560

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                     --               --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 1,278,000 shares issued
   and outstanding)                                                   128              128
  Additional paid-in capital                                       11,662           11,662
  Deficit accumulated during development stage                    (14,647)         (11,690)
                                                                 --------         --------
TOTAL STOCKHOLDERS' EQUITY                                         (2,857)             100
                                                                 --------         --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $    640         $    660
                                                                 ========         ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

--------------------------------------------------------------------------------

                                                                                                   October 6, 1998
                                        Nine Months    Nine Months     Three Months  Three Months    (inception)
                                          Ended           Ended           Ended         Ended          through
                                         June 30,        June 30,        June 30,      June 30,        June 30,
                                           2002            2001            2002          2001            2002
                                        ----------     -----------      ----------     ----------      --------
REVENUES
  Revenues                              $    1,000     $        --      $       --     $       --      $  1,000
                                        ----------     -----------      ----------     ----------      --------
TOTAL REVENUES                               1,000              --              --             --         1,000

GENERAL & ADMINISTRATIVE EXPENSES            3,957          10,773           1,293          1,482        15,647
                                        ----------     -----------      ----------     ----------      --------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES      3,957          10,773           1,293          1,482        15,647
                                        ----------     -----------      ----------     ----------      --------

NET INCOME (LOSS)                       $   (2,957)       (10,773)      $  (1,293)     $   (1,482)     $(14,647)
                                        ==========     ===========      ==========     ==========      ========

BASIC EARNINGS (LOSS) PER SHARE         $    (0.00)    $    (0.01)      $    (0.00)    $    (0.00)
                                        ==========     ==========       ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               1,278,000      1,278,000        1,278,000      1,278,000
                                        ==========     ==========       ==========     ==========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From October 6, 1998 (inception) through June 30, 2002

--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                           Common        Additional      During
                                            Common         Stock          Paid-in      Development
                                             Stock         Amount         Capital         Stage           Total
                                           ---------      ---------      ---------      ---------       ---------
Stock issued for cash on October
6, 1998 @ $0.0001 per share                  100,000      $      10      $      --      $      --       $      10

Stock issued for cash on October
9, 1998 @ $0.01 per share                    130,000             13          1,287                          1,300

Stock issued for cash on October
12, 1998 @ $0.01 per share                    19,000              2            188                            190

Stock issued for cash on April
1, 1999 @ $0.01 per share                     29,000              3            287                            290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                                   (295)           (295)
                                           ---------      ---------      ---------      ---------       ---------
BALANCE,  SEPTEMBER 30, 1999                 278,000             28          1,762           (295)          1,495
                                           =========      =========      =========      =========       =========
Stock issued for cash on October
19, 1999 @  $0.01 per share                1,000,000            100          9,900                         10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                           (367)           (367)
                                           ---------      ---------      ---------      ---------       ---------
BALANCE,  SEPTEMBER 30, 2000               1,278,000            128         11,662           (662)         11,128
                                           =========      =========      =========      =========       =========
Net loss, October 1, 2000 through
September  30, 2001                                                                       (11,028)        (11,028)
                                           ---------      ---------      ---------      ---------       ---------
BALANCE,  SEPTEMBER  30, 2001              1,278,000            128         11,662        (11,690)            100
                                           =========      =========      =========      =========       =========
Net loss, October 1, 2001 through
June 30, 2002                                                                              (2,957)         (2,957)
                                           ---------      ---------      ---------      ---------       ---------
BALANCE,  JUNE 30, 2002                    1,278,000      $     128      $  11,662      $ (14,647)      $  (2,857)
                                           =========      =========      =========      =========       =========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                                          October 6, 1998
                                                 Nine Months    Nine Months   Three Months  Three Months    (inception)
                                                   Ended           Ended         Ended         Ended          through
                                                  June 30,        June 30,      June 30,      June 30,        June 30,
                                                    2002            2001          2002          2001            2002
                                                 ----------     -----------    ----------     ----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (2,957)      $(10,773)      $ (1,293)      $ (1,482)      $(14,647)
  Amortization                                          --             --             --             --            240
  (Increase) decrease in organization costs             --             --             --             --           (240)
  Increase (decrease) in accounts payable             (340)           (15)           220            350            220
  Increase (decrease) in notes payable               3,277             --            113             --          3,277
                                                  --------       --------       --------       --------       --------
       NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                     (20)       (10,788)          (960)        (1,132)       (11,150)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                      --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                          --             --             --             --            128
  Additional paid-in  capital                           --             --             --             --         11,662
                                                  --------       --------       --------       --------       --------
       NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                      --             --             --             --         11,790
                                                  --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                        (20)       (10,788)          (960)        (1,132)           640

CASH AT BEGINNING OF PERIOD                            660         11,493          1,600          1,838             --
                                                  --------       --------       --------       --------       --------

CASH AT END OF PERIOD                             $    640       $    705       $    640       $    705       $    640
                                                  ========       ========       ========       ========       ========

                       See Notes to Financial Statements

                           TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002

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

On October 9, 1998, the Company issued 130,000 shares of common stock for cash at $0.01 per share.

On October 12, 1998, the Company issued 19,000 shares of common stock for cash at $0.01 per share.

On April 1 1999, the Company issued 29,000 shares of common stock for cash at $0.01 per share.

On October 19, 1999, the Company issued 1,000,000 shares of common stock for cash at $0.01 per share.

As of June 30, 2002 the Company had 1,278,000 shares of its common stock issued and outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30, year-end.

b. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

c. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. INCOME TAXES

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

e. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective October 6, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

NOTE 5. INCOME TAXES

                                                            As of June 30, 2002
                                                            -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 2,199
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       2,199
     Valuation allowance                                            (2,199)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                      $   (295)
     1999 Net Operating Loss                                          (367)
     2000 Net Operating Loss                                       (11,028)
     2001 Net Operating Loss (2nd. Qtr.)                            (2,967)
                                                                  --------

     Net Operating Loss                                           $(14,657)
                                                                  ========

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $ 14,657, which will expire 20 years from the date the loss was incurred.

NOTE 7. RELATED PARTY TRANSACTION

The Company's neither owns nor leases any real or personal property. A director without charge provides office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2002

     Net sales were -0- for the quarter ending June 30, 2002 and -0- for the same quarter ending 2001.

     Operating Expenses were $1,293 for the quarter ended June 30, 2002 and $1,482 for the same quarter in 2001.

     The Company has generated minimum revenues from operating activities during the quarter ending June 30, 2002. During the quarter ending June 30, 2002, management has been in the design phase for a web site offering the Company's services in visual content and other digital media to consumers and businesses. The Company has also completed work toward preparing samples of 360-degree images which it will be displaying on its web-site, along with still media, video and animation for viewing on its proposed web site. The Company has continued to contact various photographers and other visual content producers to contract for the company for production of visual media. To date, no contractual arrangements with any photographer or visual content producer have been made.

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

ANALYSIS OF FINANCIAL CONDITION

     As of June 30, 2002, the Company had working capital of $640 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the Company were prepared for the quarter ending June 30, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         A Form 8-K was filed dated June 27, 2002

                                    SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TASCO INTERNATIONAL, INC.


Date 08/13/02                    /s/ Dal Grauer
                                 --------------------------
                                 Dal Grauer
                                 President