Form 10KSB
period 2002-09-30
TASCO INTERNATIONAL INC
filed 2002-12-30
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Year Ended September 30, 2002                       FILE NUMBER: 0-32201


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2002, the Registrant had 1,278,000 shares of its $0.0001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               TABLE OF CONTENTS

PART I....................................................................  3
ITEM 1.  BUSINESS.........................................................  3
ITEM 2.  PROPERTIES....................................................... 11
ITEM 3.  LEGAL PROCEEDINGS................................................ 11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS............ 11

PART II .................................................................. 11
ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................. 11
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....... 12
ITEM 7.  FINANCIAL STATEMENTS............................................. 15
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE............................................. 22

PART III.................................................................. 25
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 25
ITEM 10. EXECUTIVE COMPENSATION........................................... 27
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................. 27

PART IV................................................................... 28
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................. 28
ITEM 14. CONTROLS AND PROCEDURES.......................................... 28
SIGNATURES................................................................ 29

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

STRATEGY

The capture and processing of visual content and other digital media requires time, technical expertise, extensive relationships and resources. For example, providing a nationwide content capture network requires the management of relationships of photographers across broad geographic areas. In addition, preparing digital media content for Internet distribution requires varying degrees of processing technology, quality assurance and image and multimedia enhancement. Further, delivering visual content and other digital media to a wide variety of e-commerce web sites and Internet portals requires a highly scalable and reliable infrastructure as well as the development and maintenance of affiliate relationships. As a result, businesses are searching for a comprehensive provider of solutions so that they can focus on their core competencies without having to develop and maintain their own digital media infrastructure.

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

B. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

As of September 30, 2002, the Company had no working capital and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders.

The Company has prepared audited financial statements as of September 30, 2002, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

K. LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT PROPOSED OPERATIONS.

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

No matters were submitted to a vote of security holders during the year ended September 30, 2002.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPARISON OF FISCAL YEAR 2002 WITH FISCAL YEAR 2001

Revenues for fiscal year 2002 were $1,000 compared with $0 in 2001. General and Administrative Expenses were $5,257 in 2002 and $11,028 in 2001. The Company does not consider this a material change. Net loss in 2002 $4,257 as against $11,028 in 2001. The Company does not consider this a material change. The Company had Total Assets of $0 at September 30, 2002 as compared to $660 at September 30, 2001. This decrease was due to loss on operations. As of September 30, 2002, the Company had working capital of $0 compared to $100 at September 30, 2001 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company has prepared audited financial statements as of September 30, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)

Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                 Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Tasco International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Tasco International, Inc. (A Development Stage Company) as of September 30, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2002, and 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra, CPA
----------------------------
Armando C. Ibarra, CPA
Chula Vista, Ca.
December 5, 2002

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  Year Ended         Year Ended
                                                                 September 30,      September 30,
                                                                     2002               2001
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $    660
                                                                   --------           --------

TOTAL CURRENT ASSETS                                                     --                660
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $    660
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,210           $    560
  Note payable                                                        2,947                 --
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                             4,157                560
                                                                   --------           --------

      TOTAL LIABILITIES                                               4,157                560

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                       --                 --
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 1,278,000 shares issued and outstanding)                 128                128
  Additional paid-in capital                                         11,662             11,662
  Deficit accumulated during development stage                      (15,947)           (11,690)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                           (4,157)               100
                                                                   --------           --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $     --           $    660
                                                                   ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                October 6, 1998
                                                                                 (inception)
                                             Year Ended         Year Ended         through
                                            September 30,      September 30,     September 30,
                                                2002               2001              2002
                                             -----------       -----------       -----------
REVENUES
  Revenues                                   $     1,000       $        --       $     1,000
                                             -----------       -----------       -----------

TOTAL REVENUES                                     1,000                --             1,000

GENERAL & ADMINISTRATIVE EXPENSES                  5,257            11,028            16,947
                                             -----------       -----------       -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES            5,257            11,028            16,947
                                             -----------       -----------       -----------

NET INCOME (LOSS)                            $    (4,257)      $   (11,028)      $   (15,947)
                                             ===========       ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE              $     (0.00)      $     (0.01)
                                             ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     1,278,000         1,278,000
                                             ===========       ===========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From October 6, 1998 (inception) through September 30, 2002
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                                        Common     Additional      During
                                           Common       Stock       Paid-in     Development
                                           Stock        Amount      Capital        Stage         Total
                                           -----        ------      -------        -----         -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                   100,000     $     10     $    --      $     --      $     10

Stock issued for cash on October 9,
1998 @ $0.01 per share                     130,000           13       1,287                       1,300

Stock issued for cash on October 12,
1998 @ $0.01 per share                      19,000            2         188                         190

Stock issued for cash on April 1,
1999 @ $0.01 per share                      29,000            3         287                         290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                           (295)         (295)
                                         ---------     --------     -------      --------      --------
BALANCE, SEPTEMBER 30, 1999                278,000           28       1,762          (295)        1,495
                                         =========     ========     =======      ========      ========
Stock issued for cash on October 19,
1999 @ $0.01 per share                   1,000,000          100       9,900                      10,000

Net loss, October 1, 1999 through
 September 30, 2000                                                                  (367)         (367)
                                         ---------     --------     -------      --------      --------
BALANCE, SEPTEMBER 30, 2000              1,278,000          128      11,662          (662)       11,128
                                         =========     ========     =======      ========      ========
Net loss, October 1, 2000 through
 September 30, 2001                                                               (11,028)      (11,028)
                                         ---------     --------     -------      --------      --------
BALANCE, SEPTEMBER  30, 2001             1,278,000          128      11,662       (11,690)          100
                                         =========     ========     =======      ========      ========
Net loss, October 1, 2001 through
 September 30, 2002                                                                (4,257)       (4,257)
                                         ---------     --------     -------      --------      --------
BALANCE, SEPTEMBER 30, 2002              1,278,000     $    128     $11,662      $(15,947)     $ (4,157)
                                         =========     ========     =======      ========      ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                             October 6, 1998
                                                                                              (inception)
                                                             Year Ended       Year Ended        through
                                                            September 30,    September 30,    September 30,
                                                                2002             2001             2002
                                                              --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (4,257)        $(11,028)        $(15,947)
  Amortization                                                      --               --              240
  (Increase) decrease in organization costs                         --               --             (240)
  Increase (decrease) in accounts payable                          650              195            1,210
  Increase (decrease) in notes payable                           2,947               --            2,947
                                                              --------         --------         --------

      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (660)         (10,833)         (11,790)


CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                      --               --              128
  Additional paid-in  capital                                       --               --           11,662
                                                              --------         --------         --------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              --               --           11,790
                                                              --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                   (660)         (10,833)              --

CASH AT BEGINNING OF YEAR                                          660           11,493               --
                                                              --------         --------         --------

CASH AT END OF YEAR                                           $     --         $    660         $     --
                                                              ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --         $     --
                                                              ========         ========
  Income taxes paid                                           $     --         $     --
                                                              ========         ========

                       See Notes to Financial Statements

                           TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

As of September 30, 2002 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                           TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

                           TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


NOTE 5. INCOME TAXES


                                                       As of September 30, 2002
                                                       ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                          $ 2,392
     Other                                                          0
                                                              -------
     Gross deferred tax assets                                  2,392
     Valuation allowance                                       (2,392)
                                                              -------

     Net deferred tax assets                                  $     0
                                                              =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                  $   (295)
     1999 Net Operating Loss                                      (367)
     2000 Net Operating Loss                                   (11,028)
     2001 Net Operating Loss                                    (4,257)
                                                              --------
     Net Operating Loss                                       $(15,947)
                                                              ========

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $ 15,947, which will expire 20 years from the date the loss was incurred.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Adrienne Humphreys, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tasco International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


IN WITNESS WHEREOF, the undersigned has executed this certification as of the 27th day of December, 2002.

/s/ Adrienne Humphreys
-----------------------------
Chief Executive Officer

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Adrienne Humphreys, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tasco International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 27th day of December, 2002.

/s/ Adrienne Humphreys
-----------------------------
Chief Financial Officer

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of September 30, 2002.

Name                  Age       Position                  Term of Office
-----                 ----      ---------                 --------------

Dal Grauer            57        Director, President       See "Subsequent Event"
                                Treasurer                 section below

Francoise Otto        52        Director, Secretary       See "Subsequent Event"
                                                          section below

SUBSEQUENT EVENT - CHANGE OF DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On November 21, 2002, as reported on the Company's 8-K filing of December 7, 2002, Dal Grauer resigned as Director, President and Treasurer and Francoise Otto resigned as Director and Secretary. Adrienne Humphreys accepted the positions of Director, President, Secretary and Treasurer.

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of November 21, 2002.

Name                     Age     Position                Term of Office
-----                    ----    ---------               --------------

Adrienne Humphreys(1)    32      Director, President,    Until annual meeting
                                 Secretary, Treasurer    of the shareholders

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

Resume

Adrienne Humphreys - Director, President, Secretary and Treasurer.

Adrienne Humphreys has served as President, Secretary, Treasurer and Director of the Company from October 1999 through June 2002 and November 2002 to current. Since June 1997 she has been employed by La Jolla Group, San Diego as Art Director of Media Presentations.

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

From March 1991 to May 1997, Ms. Humphreys worked for Control Room Productions, Solana Beach, CA in producing 3D animation, graphics, non-linear editing, digital effects and completed over fifty video projects.

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

ITEM 10 - EXECUTIVE COMPENSATION

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

COMPENSATION OF DIRECTORS

During the most recently completed financial year ended September 30, 2002, there was no compensation paid, by the Company to its director, for services as a director. There is no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as director, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the Director that has been granted for her service.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of September 30, 2002 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of September 30, 2002, there were 1,278,000 common shares outstanding.

Beneficial Ownership of Shares

Name                           Number            Percent*          Security
-----                          ------            -------           --------

Adrienne Humphreys (1)       1,000,000            78.2%             Common

----------
*   Rounded up to the nearest whole number.
(1) Adrienne Humphreys' address is 1649 Dartmouth, Chula Vista, CA 91913.

Ms. Humphreys is the direct owner as described above. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Percentage is based on 1,278,000 outstanding shares on September 30, 2002.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    A Form 8-K was filed dated June 27, 2002.

    A Form 8-K was filed dated December 7, 2002.

ITEM 14 - CONTROLS AND PROCEDURES

Tasco's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-K (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Tasco had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Tasco's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASCO INTERNATIONAL, INC.


By: /s/ Adrienne Humphreys                        Dated: December 27, 2002
------------------------------------------               -----------------
Adrienne Humphreys, Director and President