Form 10QSB
period 2002-12-31
TASCO INTERNATIONAL INC
filed 2003-02-12
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2002
                         Commission File Number 0-32201

                            TASCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                          33-0824714
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                      1649 Dartmouth, Chula Vista, CA 91913
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 482-7800
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common Stock outstanding as of December 31, 2002.

PART 1. FINANCIAL INFORMATION


                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of         Year Ended
                                                                December 31,    September 30,
                                                                   2002             2002
                                                                 --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $     90         $     --
                                                                 --------         --------

TOTAL CURRENT ASSETS                                                   90               --
                                                                 --------         --------

      TOTAL ASSETS                                               $     90         $     --
                                                                 ========         ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $  1,829         $  1,210
  Note payable                                                      3,847            2,947
                                                                 --------         --------
TOTAL CURRENT LIABILITIES                                           5,676            4,157
                                                                 --------         --------

      TOTAL LIABILITIES                                             5,676            4,157

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                            --               --
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; issued
   and outstanding: 1,278,000 shares as of
   December 31, 2002 and September 30, 2002)                          128              128
  Additional paid-in capital                                       11,662           11,662
  Deficit accumulated during development stage                    (17,376)         (15,947)
                                                                 --------         --------
TOTAL STOCKHOLDERS' EQUITY                                         (5,586)          (4,157)
                                                                 --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $     90         $     --
                                                                 ========         ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                   October 6, 1998
                                           Three Months         Three Months         (inception)
                                              Ended                Ended               through
                                           December 31,         December 31,         December 31,
                                               2002                 2001                2002
                                           -----------          -----------          -----------
REVENUES
  Revenues                                 $        --          $        --          $     1,000
                                           -----------          -----------          -----------

TOTAL REVENUES                                      --                   --                1,000

GENERAL & ADMINISTRATIVE EXPENSES                1,429                1,417               18,376
                                           -----------          -----------          -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES          1,429                1,417               18,376
                                           -----------          -----------          -----------

NET LOSS                                   $    (1,429)         $    (1,417)         $   (17,376)
                                           ===========          ===========          ===========

BASIC LOSS PER SHARE                       $     (0.00)         $     (0.00)
                                           ===========          ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   1,278,000            1,278,000
                                           ===========          ===========

                       See Notes to Financial Statements

                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through December 31, 2002
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                 Accumulated
                                                       Common       Additional     During
                                          Common       Stock         Paid-in     Development
                                          Stock        Amount        Capital       Stage         Total
                                          -----        ------        -------       -----         -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                  100,000     $     10       $    --      $     --     $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                  130,000           13         1,287            --        1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                   19,000            2           188            --          190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                   29,000            3           287            --          290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                            (295)        (295)
                                       ----------     --------       -------      --------     --------
BALANCE, SEPTEMBER 30, 1999               278,000           28         1,762          (295)       1,495
                                       ==========     ========       =======      ========     ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                 1,000,000          100         9,900                     10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                    (367)        (367)
                                       ----------     --------       -------      --------     --------
BALANCE, SEPTEMBER 30, 2000             1,278,000          128        11,662          (662)      11,128
                                       ==========     ========       =======      ========     ========
Net loss, October 1, 2000 through
September  30, 2001                                                                (11,028)     (11,028)
                                       ----------     --------       -------      --------     --------
BALANCE, SEPTEMBER 30, 2001             1,278,000          128        11,662       (11,690)         100
                                       ==========     ========       =======      ========     ========
Net loss, October 1, 2001 through
September 30, 2002                                                                  (4,257)      (4,257)
                                       ----------     --------       -------      --------     --------
BALANCE, SEPTEMBER 31, 2002             1,278,000          128        11,662       (15,947)      (4,157)
                                       ==========     ========       =======      ========     ========
Net loss, October 1, 2002 through
December 31, 2002                                                                   (1,429)      (1,429)
                                       ----------     --------       -------      --------     --------
BALANCE, DECEMBER 31, 2002              1,278,000     $    128       $11,662      $(17,376)    $ (5,586)
                                       ==========     ========       =======      ========     ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                            October 6, 1998
                                                          Three Months      Three Months      (inception)
                                                             Ended             Ended            through
                                                          December 31,      December 31,      December 31,
                                                             2002              2001              2002
                                                           --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (1,429)         $ (1,417)         $(17,376)
  Amortization                                                   --                --               240
  (Increase) in organization costs                               --                --              (240)
  Increase / (decrease) in accounts payable                     618              (560)            1,828
  Increase in notes payable                                     900             1,947             3,847
                                                           --------          --------          --------

     NET CASH PROVIDED / (USED) BY OPERATING ACTIVITIES          90               (30)          (11,700)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY INVESTING ACTIVITIES                   --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                   --                --               128
  Additional paid-in  capital                                    --                --            11,662
                                                           --------          --------          --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                   --                --            11,790
                                                           --------          --------          --------

NET INCREASE / (DECREASE) IN CASH                                90               (30)               90

CASH AT BEGINNING OF PERIOD                                      --               660                --
                                                           --------          --------          --------

CASH AT END OF PERIOD                                      $     90          $    630          $     90
                                                           ========          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                            $     --          $     --
                                                           ========          ========
  Income taxes paid                                        $     --          $     --
                                                           ========          ========

                       See Notes to Financial Statements

                            Tasco International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002


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

As of December 31, 2002 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            Tasco International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002


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

                            Tasco International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002


NOTE 5. INCOME TAXES

                                                         As of December 31, 2002
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 2,606
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     2,606
     Valuation allowance                                          (2,606)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                     $   (295)
     1999 Net Operating Loss                                         (367)
     2000 Net Operating Loss                                      (11,028)
     2001 Net Operating Loss                                       (4,257)
     2002 Net Operating Loss (1st qtr)                             (1,429)
                                                                 --------

     Net Operating Loss                                          $(17,376)
                                                                 ========

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $ 17,376, which will expire 20 years from the date the loss was incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DEC. 31, 2002

Revenues were -0- for the quarter ending December 31, 2002 and -0- for the same quarter ending 2001. Operating Expenses were $1,429 for the three months ended December 31, 2002 and $1,417 for the same period in 2001. Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL-CONTINUATION OF GOING CONCERN NOT ASSURED

As of December 31, 2002, the Company had working capital of $90 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

4. THE PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTORS OF THE COMPANY

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The loss of the services of the Company`s key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the changes for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership of the officer and directors have over the Company, may have a material adverse effect on future business progress. Furthermore, the current officer and directors are involved with other employment other than that of the Company, which may take time from development the business of the Company and effect the overall success.

5. COMPETITION

The Company will operate in a highly competitive environment. The Company competes with larger companies who provide digital media. Our competitors have greater financial, marketing, and distribution resources. Our success will be dependent on our ability to compete with these and any other competitors on the quality of our services and their cost effectiveness. There is no assurance that we will be successful in that competition.

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

7. CAPITAL RESOURCE REQUIREMENTS

The Company presently plans to complete its development and design of its digital Internet web site. Expenses needed to build an infrastructure to implement its business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing, which might be available to the Company on favorable terms or at all and might dilute current shareholders.

8. GROWTH MAY STRAIN THE MANAGEMENT, OPERATION AND FINANCIAL RESOURCES

There can be no assurances that the Company's proposed business model will be adequate to support any future operations. In addition, there is a risk that the Company may not be able to expand their operations at the same rate as market demand may be created.

9. SHARES SUBJECT TO RULE 144

On December 31, 2002, the Company had 1,278,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

12. WE FACE THE LOSS OF KEY PERSONNEL WHICH COULD ADVERSELY AFFECT PROPOSED OPERATIONS

The Company's performance is greatly dependent on the performance of its management. The loss of the services of our executive officer or directors could harm the Company's business. The Company's officer has some expertise in digital media, and the loss of the Company's officer or director could have a negative impact on the Company's reputation for expertise in the industry.

13. THE COMPANY IS LARGELY CONTROLLED BY MANAGEMENT

The Company's officer and director currently owns or controls a substantial majority of its outstanding common stock and thereby continues to be able to exercise voting control over the company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        99.1  Certification of Chief Executive Officer
        99.2  Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TASCO INTERNATIONAL, INC.

Date: 02/12/03


By: /s/ Adrienne Humphreys
-----------------------------------
Adrienne Humphreys, President

                       Quarterly Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Adrienne Humphreys, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tasco International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of February, 2003.


/s/Adrienne Humphreys
----------------------------
Chief Executive Officer

                       Quarterly Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Adrienne Humphreys, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tasco International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of February, 2003.

/s/ Adrienne Humphreys
-----------------------------
Chief Financial Officer