Form 10QSB
period 2003-03-31
TASCO INTERNATIONAL INC
filed 2003-05-19
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common Stock outstanding as of March 31, 2003.

                         PART 1 - FINANCIAL INFORMATION

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of          Year Ended
                                                                      March 31,      September 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $     53         $     --
                                                                      --------         --------
TOTAL CURRENT ASSETS                                                        53               --
                                                                      --------         --------

      TOTAL ASSETS                                                    $     53         $     --
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $  1,970         $  1,210
  Note payable                                                           3,847            2,947
                                                                      --------         --------
TOTAL CURRENT LIABILITIES                                                5,817            4,157
                                                                      --------         --------

      TOTAL LIABILITIES                                                  5,817            4,157

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
     issued and outstanding.)                                               --               --
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; issued
    and outstanding : 1,278,000 shares as of  March
    31, 2003 and September 30, 2002)                                       128              128
  Additional paid-in capital                                            11,662           11,662
  Deficit accumulated during development stage                         (17,554)         (15,947)
                                                                      --------         --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (5,764)          (4,157)
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $     53         $     --
                                                                      ========         ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                  October 6, 1998
                                         Six Months    Six Months    Three Months   Three Months    (inception)
                                            Ended        Ended          Ended          Ended          through
                                          March 31,     March 31,     March 31,       March 31,       March 31,
                                            2003          2002          2003            2002            2003
                                         ----------    ----------     ----------     ----------       --------
REVENUES
  Revenues                               $       --    $    1,000     $       --     $    1,000       $  1,000
                                         ----------    ----------     ----------     ----------       --------
TOTAL REVENUES                                   --         1,000             --          1,000          1,000

GENERAL & ADMINISTRATIVE EXPENSES             1,607         2,664            178          1,247         18,554
                                         ----------    ----------     ----------     ----------       --------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       1,607         2,664            178          1,247         18,554
                                         ----------    ----------     ----------     ----------       --------

NET LOSS                                 $   (1,607)   $   (1,664)    $     (178)    $     (247)      $(17,554)
                                         ==========    ==========     ==========     ==========       ========

BASIC LOSS PER SHARE                     $    (0.00)   $    (0.00)    $    (0.00)    $    (0.00)
                                         ==========    ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                1,278,000     1,278,000      1,278,000      1,278,000
                                         ==========    ==========     ==========     ==========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From October 6, 1998 (inception) through March 31, 2003
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                    Accumulated
                                                            Common      Additional    During
                                              Common        Stock        Paid-in    Development
                                              Stock         Amount       Capital      Stage         Total
                                              -----         ------       -------      -----         -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                     100,000      $     10      $    --     $     --      $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                     130,000            13        1,287           --         1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                      19,000             2          188           --           190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                      29,000             3          287           --           290

Net loss, October 6, 1998 (inception)
through September 30, 1999                      (295)         (295)
                                          ----------      --------      -------     --------      --------

BALANCE, SEPTEMBER 30, 1999                  278,000            28        1,762         (295)        1,495
                                          ==========      ========      =======     ========      ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                    1,000,000           100        9,900       10,000

Net loss, October 1, 1999 through
September 30, 2000                              (367)         (367)
                                          ----------      --------      -------     --------      --------

BALANCE, SEPTEMBER 30, 2000                1,278,000           128       11,662         (662)       11,128
                                          ==========      ========      =======     ========      ========
Net loss, October 1, 2000 through
September  30, 2001                          (11,028)      (11,028)
                                          ----------      --------      -------     --------      --------

BALANCE, SEPTEMBER  30, 2001               1,278,000           128       11,662      (11,690)          100
                                          ==========      ========      =======     ========      ========
Net loss, October 1, 2001 through
September 30, 2002                            (4,257)       (4,257)
                                          ----------      --------      -------     --------      --------

BALANCE, SEPTEMBER 31, 2002                1,278,000           128       11,662      (15,947)       (4,157)
                                          ==========      ========      =======     ========      ========
Net loss, October 1, 2002 through
March 31, 2003                                (1,607)       (1,607)
                                          ----------      --------      -------     --------      --------

BALANCE, MARCH 31, 2003                    1,278,000      $    128      $11,662     $(17,554)     $ (5,764)
                                          ==========      ========      =======     ========      ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      October 6, 1998
                                                 Six Months   Six Months  Three Months   Three Months   (inception)
                                                    Ended        Ended       Ended          Ended        through
                                                  March 31,     March 31,   March 31,     March 31,      March 31,
                                                    2003          2002        2003          2002           2003
                                                   -------      -------      ------       -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $(1,607)     $(1,664)      $(178)      $  (247)       $(17,554)
  Amortization                                          --           --          --            --             240
  (Increase) decrease in organization costs             --           --          --            --            (240)
  Increase (decrease) in accounts payable              759         (560)        141            --           1,969
  Increase (decrease) in notes payable                 900        3,164          --         1,217           3,847
                                                   -------      -------       -----       -------        --------
     NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                        53          940         (37)          970         (11,737)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                        --           --          --            --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                          --           --          --            --             128
  Additional paid-in  capital                           --           --          --            --          11,662
                                                   -------      -------       -----       -------        --------
     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                        --           --          --            --          11,790
                                                   -------      -------       -----       -------        --------

NET INCREASE (DECREASE) IN CASH                         53          940         (37)          970              53

CASH AT BEGINNING OF PERIOD                             --          660          90           630              --
                                                   -------      -------       -----       -------        --------

CASH AT END OF PERIOD                              $    53      $ 1,600       $  53       $ 1,600        $     53
                                                   =======      =======       =====       =======        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                    $    --      $    --       $  --       $    --
                                                   =======      =======       =====       =======
  Income taxes paid                                $    --      $    --       $  --       $    --
                                                   =======      =======       =====       =======

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


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

As of March 31, 2003 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


NOTE 5. INCOME TAXES


                                                            As of March 31, 2003
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 2,633
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       2,633
     Valuation allowance                                            (2,633)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES


          1998 Net Operating Loss                                   $   (295)
          1999 Net Operating Loss                                       (367)
          2000 Net Operating Loss                                    (11,028)
          2001 Net Operating Loss                                     (4,257)
          2002 Net Operating Loss (2nd. qtr)                          (1,607)
                                                                    --------
          Net Operating Loss                                        $(17,554)
                                                                    ========

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $ 17,554, which will expire 20 years from the date the loss was incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MAR. 31, 2003

Revenues were -0- for the quarter ending March 31, 2003 and $1,000 for the same quarter ending 2002. Operating Expenses were $1,607 for the six months ended March 31, 2003 and $2,664 for the same period in 2002. Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

RISK FACTORS

1. LIMITED HISTORY OF OPERATIONS

The Company was incorporated under the laws of the State of Delaware on October 6, 1998 and has had limited operations to date. Therefore the Company must be considered in the early development stages of embarking upon a new venture. The Company has had minimal revenues to date. The Company's business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets of providing services on the

Internet. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of March 31, 2003, the Company had working capital of $53 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

9. SHARES SUBJECT TO RULE 144

On March 31, 2003, the Company had 1,278,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

Date: 05/14/03


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

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As he registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of May 2003

/s/ Adrienne Humphreys
-----------------------------
Chief Executive Officer

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

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of May 2003.

/s/ Adrienne Humphreys
-----------------------------
Chief Financial Officer