Form 10QSB
period 2003-06-30
TASCO INTERNATIONAL INC
filed 2003-08-07
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common Stock outstanding as of June 30, 2003.

                          PART 1 FINANCIAL INFORMATION

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of         Year Ended
                                                                    June 30,      September 30,
                                                                      2003            2002
                                                                    --------        --------
                                     ASSETS

Current Assets
  Cash                                                              $     23        $     --
                                                                    --------        --------
Total Current Assets                                                      23              --
                                                                    --------        --------

      TOTAL ASSETS                                                  $     23        $     --
                                                                    ========        ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                  $  1,760        $  1,210
  Notes payable                                                        5,047           2,947
                                                                    --------        --------
Total Current Liabilities                                              6,807           4,157
                                                                    --------        --------

      TOTAL LIABILITIES                                                6,807           4,157

Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
     issued and outstanding.)                                             --              --
  Common stock, $.0001 par value authorized
   (80,000,000 shares authorized; issued
    and outstanding : 1,278,000 shares as of  June
    30, 2003 and September 30, 2002)                                     128             128
  Additional paid-in capital                                          11,662          11,662
  Deficit accumulated during development stage                       (18,574)        (15,947)
                                                                    --------        --------
Total Stockholders' Equity (Deficit)                                  (6,784)         (4,157)
                                                                    --------        --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)            $     23        $     --
                                                                    ========        ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                   October 6, 1998
                                     Nine Months     Nine Months    Three Months    Three Months     (inception)
                                        Ended           Ended           Ended          Ended           through
                                      June 30,        June 30,        June 30,        June 30,        June 30,
                                        2003            2002            2003            2002            2003
                                    -----------     -----------     -----------     -----------      ----------
Revenues
  Revenues                          $        --     $     1,000     $        --     $        --      $    1,000
                                    -----------     -----------     -----------     -----------      ----------

Total Revenues                               --           1,000              --              --           1,000

General & Administrative Expenses         2,627           3,957           1,020           1,293          19,574
                                    -----------     -----------     -----------     -----------      ----------

Total General & Administrative
 Expenses                                 2,627           3,957           1,020           1,293          19,574
                                    -----------     -----------     -----------     -----------      ----------

Net Loss                            $    (2,627)    $    (2,957)    $    (1,020)    $    (1,293)     $  (18,574)
                                    ===========     ===========     ===========     ===========      ==========

Basic loss per share                $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                    ===========     ===========     ===========     ===========
Weighted average number of
 common shares outstanding            1,278,000       1,278,000       1,278,000       1,278,000
                                    ===========     ===========     ===========     ===========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From October 6, 1998 (inception) through June 30, 2003
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                              Common         Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage          Total
                                              -----          ------        -------        -----          -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                      100,000       $     10       $    --      $     --       $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                      130,000             13         1,287            --          1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                       19,000              2           188            --            190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                       29,000              3           287            --            290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                                  (295)          (295)
                                           ----------       --------       -------      --------       --------
Balance, September 30, 1999                   278,000             28         1,762          (295)         1,495
                                           ==========       ========       =======      ========       ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                     1,000,000            100         9,900        10,000

Net loss, October 1, 1999 through
 September 30, 2000                                                                         (367)          (367)
                                           ----------       --------       -------      --------       --------
Balance, September 30, 2000                 1,278,000            128        11,662          (662)        11,128
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2000 through
 September  30, 2001                                                                     (11,028)       (11,028)
                                           ----------       --------       -------      --------       --------
Balance, September  30, 2001                1,278,000            128        11,662       (11,690)           100
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2001 through
 September 30, 2002                                                                       (4,257)        (4,257)
                                           ----------       --------       -------      --------       --------
Balance, September 31, 2002                 1,278,000            128        11,662       (15,947)        (4,157)
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2002 through
 June 30, 2003                                                                            (2,627)        (2,627)
                                           ----------       --------       -------      --------       --------
Balance, June 30, 2003                      1,278,000       $    128       $11,662      $(18,574)      $ (6,784)
                                           ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       October 6, 1998
                                             Nine Months    Nine Months   Three Months   Three Months    (inception)
                                                Ended          Ended          Ended         Ended          through
                                              June 30,       June 30,       June 30,       June 30,       June 30,
                                                2003           2002           2003           2002           2003
                                            -----------    -----------    -----------    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $ (2,627)      $ (2,957)      $ (1,020)      $ (1,293)       $(18,574)
  Amortization                                     --             --             --             --             240
  (Increase) decrease in organization costs        --             --             --             --            (240)
  Increase (decrease) in accounts payable         549           (340)          (210)           220           1,759
  Increase (decrease) in notes payable          2,100          3,277          1,200            113           5,047
                                             --------       --------       --------       --------        --------

     Net cash provided by (used in)
      operating activities                         23            (20)           (30)          (960)        (11,767)

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by (used in)
      investing activities                         --             --             --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                     --             --             --             --             128
  Additional paid-in  capital                      --             --             --             --          11,662
                                             --------       --------       --------       --------        --------

     Net cash provided by (used in)
      financing activities                         --             --             --             --          11,790
                                             --------       --------       --------       --------        --------

Net increase (decrease) in cash                    23            (20)           (30)          (960)             23

Cash at beginning of period                        --            660             53          1,600              --
                                             --------       --------       --------       --------        --------

Cash at end of period                        $     23       $    640       $     23       $    640        $     23
                                             ========       ========       ========       ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                              $     --       $     --       $     --       $     --        $     --
                                             ========       ========       ========       ========        ========
  Income taxes paid                          $     --       $     --       $     --       $     --        $     --
                                             ========       ========       ========       ========        ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003

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

As of June 30, 2003 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 5. INCOME TAXES

                                                             As of June 30, 2003
                                                             -------------------
  Deferred tax assets:
     Net operating tax carryforwards                               $ 2,786
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       2,786
     Valuation allowance                                            (2,786)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $   (295)
     1999 Net Operating Loss                                           (367)
     2000 Net Operating Loss                                        (11,028)
     2001 Net Operating Loss                                         (4,257)
     2002 Net Operating Loss (nine months)                           (2,627)
                                                                   --------
     Net Operating Loss                                            $(18,574)
                                                                   ========

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $ 18,574, which will expire 20 years from the date the loss was incurred.

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

CONDITION AND RESULTS OF OPERATIONS NINE MONTHS ENDED JUNE 30, 2003

Revenues were -0- for the quarter ending June 30, 2003 and $1,000 for the same quarter ending 2002. Operating Expenses were $2,627 for the nine months ended June 30, 2003 and $3,957 for the same period in 2002. Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of June 30, 2003, the Company had working capital of $23 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

9. SHARES SUBJECT TO RULE 144

On June 30, 2003, the Company had 1,278,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

ITEM 3 - CONTROLS AND PROCEDURES

Tasco's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Tasco had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         31.1  302 Certification of Chief Executive Officer
         31.2  302 Certification of Chief Financial Officer
         32.1  906 Certification of Chief Executive Officer
         32.2  906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TASCO INTERNATIONAL, INC.
Date: 8/6/03


By: /s/ Adrienne Humphreys
-----------------------------
Adrienne Humphreys, President