Form 10KSB
period 2003-09-30
TASCO INTERNATIONAL INC
filed 2003-12-22
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Year Ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, the Registrant had 1,278,000 shares of its $0.0001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                               TABLE OF CONTENTS

PART I......................................................................  3
ITEM 1.  BUSINESS...........................................................  3
ITEM 2.  PROPERTIES......................................................... 11
ITEM 3.  LEGAL PROCEEDINGS.................................................. 11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............. 11

PART II .................................................................... 12
ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS............................................................ 12
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......... 13
ITEM 7.  FINANCIAL STATEMENTS............................................... 15
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE......................................................... 23

PART III.................................................................... 23
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 23
ITEM 10. EXECUTIVE COMPENSATION............................................. 24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 25
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 25

PART IV..................................................................... 26
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 26
ITEM 14. CONTROLS AND PROCEDURES............................................ 26

SIGNATURES.................................................................. 27

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

B. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

As of September 30, 2003, the Company had no working capital and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. If we are unsuccessful in implementing our business plan during the next twelve months, we may need to seek out business opportunities that allow us to expand our business and protect our shareholders' investment. We might investigate the possibilities of acquiring another business, or a merger. However, acquiring another businesses or a merger might require the Company to obtain additional equity or debt financing. Due to our financial position, we may be unable to secure funding, or such funding may be on unfavorable terms. Our shareholders may object to any funding which dilutes their investment. At this time, we have no pending or anticipated arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

The Company has prepared audited financial statements as of September 30, 2003, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

No matters were submitted to a vote of security holders during the year ended September 30, 2003.

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

COMPARISON OF FISCAL YEAR 2003 WITH FISCAL YEAR 2002

Revenues for fiscal year 2003 were $0 compared with $1,000 in 2002. General and Administrative Expenses were $4,328 in 2003 and $3,957 in 2002. The Company does not consider this a material change. Net loss in 2003 was $4,328 as against $2,957 in 2002. The Company does not consider this a material change. The Company had working capital of -$13 compared to $0 at September 30, 2002 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company has prepared audited financial statements as of September 30, 2003. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra, C.P.A.                   Members of the California Society of
                                            Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the American Institute of
                                            Certified Public Accountants
                                Members of the Better Business Bureau since 1997


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Tasco International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Tasco International, Inc. (A Development Stage Company) as of September 30, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003, and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra, CPA
----------------------------
Armando C. Ibarra, CPA
Chula Vista, Ca.
December 16, 2003

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     Year Ended       Year Ended
                                                                    September 30,    September 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    (13)        $     --
                                                                      --------         --------

TOTAL CURRENT ASSETS                                                       (13)              --
                                                                      --------         --------

      TOTAL ASSETS                                                    $    (13)        $     --
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $    850         $  1,210
  Notes payable                                                          7,622            2,947
                                                                      --------         --------

TOTAL CURRENT LIABILITIES                                                8,472            4,157
                                                                      --------         --------

      TOTAL LIABILITIES                                                  8,472            4,157

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
    issued and outstanding.)                                                --               --
  Common stock, $.0001 par value authorized
   (80,000,000 shares authorized; issued
   and outstanding : 1,278,000 shares as of
   September 30, 2003 and  2002, respectively.)                            128              128
  Additional paid-in capital                                            11,662           11,662
  Deficit accumulated during development stage                         (20,275)         (15,947)
                                                                      --------         --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (8,485)          (4,157)
                                                                      --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    (13)        $     --
                                                                      ========         ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     October 6, 1998
                                                                                       (inception)
                                               Year Ended          Year Ended            through
                                              September 30,       September 30,        September 30,
                                                  2003                2002                 2003
                                               -----------         -----------         -----------
REVENUES
  Revenues                                     $        --         $     1,000         $     1,000
                                               -----------         -----------         -----------
TOTAL REVENUES                                          --               1,000               1,000

GENERAL & ADMINISTRATIVE EXPENSES                    4,328               3,957              21,275
                                               -----------         -----------         -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              4,328               3,957              21,275
                                               -----------         -----------         -----------

NET LOSS                                       $    (4,328)        $    (2,957)        $   (20,275)
                                               ===========         ===========         ===========

BASIC LOSS PER SHARE                           $     (0.00)        $     (0.00)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       1,278,000           1,278,000
                                               ===========         ===========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through September 30, 2003
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                              Common         Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage          Total
                                              -----          ------        -------        -----          -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                      100,000       $     10       $    --      $     --       $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                      130,000             13         1,287            --          1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                       19,000              2           188            --            190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                       29,000              3           287            --            290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                                  (295)          (295)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 1999                   278,000             28         1,762          (295)         1,495
                                           ==========       ========       =======      ========       ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                     1,000,000            100         9,900                       10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                          (367)          (367)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2000                 1,278,000            128        11,662          (662)        11,128
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2000 through
September  30, 2001                                                                      (11,028)       (11,028)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER  30, 2001                1,278,000            128        11,662       (11,690)           100
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2001 through
September 30, 2002                                                                        (4,257)        (4,257)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 31, 2002                 1,278,000            128        11,662       (15,947)        (4,157)
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2002 through
September 30, 2003                                                                        (4,328)        (4,328)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2003                 1,278,000       $    128       $11,662      $(20,275)      $ (8,485)
                                           ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                             October 6, 1998
                                                                                              (inception)
                                                             Year Ended       Year Ended        through
                                                            September 30,    September 30,    September 30,
                                                                2003             2002             2003
                                                              --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (4,328)        $ (2,957)        $(20,275)
  Amortization                                                      --               --              240
  (Increase) decrease in organization costs                         --               --             (240)
  Increase (decrease) in accounts payable                         (360)            (340)             850
  Increase (decrease) in notes payable                           4,675            3,277            7,622
                                                              --------         --------         --------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13)             (20)         (11,803)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                      --               --              128
  Additional paid-in  capital                                       --               --           11,662
                                                              --------         --------         --------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --               --           11,790
                                                              --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                    (13)             (20)             (13)

CASH AT BEGINNING OF YEAR                                           --              660               --
                                                              --------         --------         --------

CASH AT END OF YEAR                                           $    (13)        $    640         $    (13)
                                                              ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                               $     --         $     --         $     --
                                                              ========         ========         ========
  Income taxes paid                                           $     --         $     --         $     --
                                                              ========         ========         ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

As of September 30, 2003 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


NOTE 5. INCOME TAXES

                                                        As of September 30, 2003
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 3,041
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     3,041
     Valuation allowance                                          (3,041)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                     $   (295)
     1999 Net Operating Loss                                         (367)
     2000 Net Operating Loss                                      (11,028)
     2001 Net Operating Loss                                       (4,257)
     2002 Net Operating Loss                                       (4,328)
                                                                 --------
     Net Operating Loss                                          $(20,275)
                                                                 ========

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $20,275, which will expire 20 years from the date the loss was incurred.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of September 30, 2003.

       Name                Age          Position               Term of Office
       ----                ---          --------               --------------
Adrienne Humphreys(1)      33     Director, President,      Until annual meeting
                                  Secretary, Treasurer      of the shareholders

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

COMPENSATION OF DIRECTORS

During the most recently completed financial year ended September 30, 2003, there was no compensation paid, by the Company to its director, for services as a director. There is no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as director, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the Director that has been granted for her service.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of September 30, 2003 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of September 30, 2003, there were 1,278,000 common shares outstanding.

Beneficial Ownership of Shares

Name                           Number             Percent*          Security
----                           ------             --------          --------
Adrienne Humphreys(1)        1,000,000             78.2%              Common

----------
*    Rounded up to the nearest whole number.
(1)  Adrienne Humphreys' address is 1649 Dartmouth, Chula Vista, CA 91913.

Ms. Humphreys is the direct owner as described above. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Percentage is based on 1,278,000 outstanding shares on September 30, 2003.

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

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    32.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None

ITEM 14 - CONTROLS AND PROCEDURES

Tasco's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003 (the Evaluation Date). Based on that evaluation, they concluded that as of the Evaluation Date, Tasco's had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

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

TASCO INTERNATIONAL, INC.


By: /s/ Adrienne Humphreys                              Dated: December 19, 2003
-----------------------------                                  -----------------
Adrienne Humphreys,
Director and President