Form 10QSB
period 2003-12-31
TASCO INTERNATIONAL INC
filed 2004-02-04
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For Period ended December 31, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common Stock outstanding as of December 31, 2003.

PART 1 FINANCIAL INFORMATION

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of           Year Ended
                                                                 December 31,      September 30,
                                                                    2003               2003
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $     --           $    (13)
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                    --                (13)
                                                                  --------           --------

      TOTAL ASSETS                                                $     --           $    (13)
                                                                  ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                $  1,200           $    850
  Notes payable                                                      8,472              7,622
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                            9,672              8,472
                                                                  --------           --------

      TOTAL LIABILITIES                                              9,672              8,472

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                             --                 --
  Common stock, $.0001 par value authorized
   (80,000,000 shares authorized; issued
   and outstanding : 1,278,000 shares as of December 31,
   2003 and  September 30, 2003, respectively.)                        128                128
  Additional paid-in capital                                        11,662             11,662
  Deficit accumulated during development stage                     (21,462)           (20,275)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (9,672)            (8,485)
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $     --           $    (13)
                                                                  ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                October 6, 1998
                                           Three Months       Three Months        (inception)
                                              Ended              Ended              through
                                            December 31,       December 31,       December 31,
                                               2003               2002               2003
                                            -----------        -----------        -----------
REVENUES
  Revenues                                  $        --        $        --        $     1,000
                                            -----------        -----------        -----------
TOTAL REVENUES                                       --                 --              1,000

GENERAL & ADMINISTRATIVE EXPENSES                 1,212              1,429             22,487
                                            -----------        -----------        -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES           1,212              1,429             22,487

OTHER INCOME & (EXPENSES)
  Other income                                      (25)                --                (25)
                                            -----------        -----------        -----------
TOTAL OTHER INCOME & (EXPENSES)                     (25)                --                (25)
                                            -----------        -----------        -----------

NET LOSS                                    $    (1,187)       $    (1,429)       $   (21,462)
                                            ===========        ===========        ===========

BASIC LOSS PER SHARE                        $     (0.00)       $     (0.00)
                                            ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,278,000          1,278,000
                                            ===========        ===========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through December 31, 2003
--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in     Development
                                           Stock        Amount       Capital        Stage         Total
                                           -----        ------       -------        -----         -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                  100,000      $     10      $    --      $     --      $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                  130,000            13        1,287            --         1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                   19,000             2          188            --           190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                   29,000             3          287            --           290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                            (295)         (295)
                                       ----------      --------      -------      --------      --------
BALANCE, SEPTEMBER 30, 1999               278,000            28        1,762          (295)        1,495
                                       ==========      ========      =======      ========      ========
Stock issued for cash on October 19,
1999 @ $0.01 per share                  1,000,000           100        9,900                      10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                    (367)         (367)
                                       ----------      --------      -------      --------      --------
BALANCE, SEPTEMBER 30, 2000             1,278,000           128       11,662          (662)       11,128
                                       ==========      ========      =======      ========      ========
Net loss, October 1, 2000 through
September  30, 2001                                                                (11,028)      (11,028)
                                       ----------      --------      -------      --------      --------
BALANCE, SEPTEMBER  30, 2001            1,278,000           128       11,662       (11,690)          100
                                       ==========      ========      =======      ========      ========
Net loss, October 1, 2001 through
September 30, 2002                                                                  (4,257)       (4,257)
                                       ----------      --------      -------      --------      --------
BALANCE, SEPTEMBER 30, 2002             1,278,000           128       11,662       (15,947)       (4,157)
                                       ==========      ========      =======      ========      ========
Net loss, October 1, 2002 through
September 30, 2003                                                                  (4,328)       (4,328)
                                       ----------      --------      -------      --------      --------
BALANCE, SEPTEMBER 30, 2003             1,278,000           128       11,662       (20,275)       (8,485)
                                       ==========      ========      =======      ========      ========
Net loss, October 1, 2003 through
December 31, 2003                                                                   (1,187)       (1,187)
                                       ----------      --------      -------      --------      --------
BALANCE, DECEMBER 31, 2003              1,278,000      $    128      $11,662      $(21,462)     $ (9,672)
                                       ==========      ========      =======      ========      ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                           October 6, 1998
                                                           Three Months     Three Months     (inception)
                                                              Ended            Ended           through
                                                           December 31,     December 31,     December 31,
                                                              2003             2002             2003
                                                            --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $ (1,187)        $ (1,429)        $(21,462)
  Amortization                                                    --               --              240
  (Increase) decrease in organization costs                       --               --             (240)
  Increase (decrease) in accounts payable                        350              618            1,200
  Increase (decrease) in notes payable                           850              900            8,472
                                                            --------         --------         --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          13               90          (11,790)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                    --               --              128
  Additional paid-in  capital                                     --               --           11,662
                                                            --------         --------         --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --               --           11,790
                                                            --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                   13               90               --

CASH AT BEGINNING OF PERIOD                                      (13)              --               --
                                                            --------         --------         --------
CASH AT END OF PERIOD                                       $     --         $     90         $     --
                                                            ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                             $     --         $     --         $     --
                                                            ========         ========         ========
  Income taxes paid                                         $     --         $     --         $     --
                                                            ========         ========         ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

As of December 31, 2003 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


NOTE 5. INCOME TAXES

                                                         As of December 31, 2003
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 3,219
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     3,219
     Valuation allowance                                          (3,219)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                     $   (295)
     1999 Net Operating Loss                                         (367)
     2000 Net Operating Loss                                      (11,028)
     2001 Net Operating Loss                                       (4,257)
     2002 Net Operating Loss                                       (4,328)
     2003 Net Operating Loss (1st quarter)                         (1,187)
                                                                 --------

     Net Operating Loss                                          $(21,462)
                                                                 ========

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $21,462, which will expire 20 years from the date the loss was incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB for the year ended September 30, 2003.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2003

Revenues were -0- for the quarter ending December 31, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $1,212 for the three months ended December 31, 2003 and $1,429 for the same period in 2002. Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of December 31, 2003, the Company had no working capital and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

9.   SHARES SUBJECT TO RULE 144

On December 31, 2003, the Company had 1,278,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

TASCO INTERNATIONAL, INC.

Date: 1/28/04


By: /s/ Adrienne Humphreys
------------------------------------
Adrienne Humphreys, President