Form 10QSB
period 2004-03-31
TASCO INTERNATIONAL INC
filed 2004-05-10
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common Stock outstanding as of March 31, 2004.

                          PART 1 FINANCIAL INFORMATION

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of            Year Ended
                                                                  March 31,        September 30,
                                                                    2004               2003
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $    170           $    (13)
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                   170                (13)
                                                                  --------           --------

      TOTAL ASSETS                                                $    170           $    (13)
                                                                  ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                $    800           $    850
  Notes payable                                                     10,262              7,622
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                           11,062              8,472
                                                                  --------           --------

      TOTAL LIABILITIES                                             11,062              8,472

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                             --                 --
  Common stock, $.0001 par value authorized
   (80,000,000 shares authorized; issued
   and outstanding : 1,278,000 shares as of
   March 31, 2004 and  September 30, 2003)                             128                128
  Additional paid-in capital                                        11,662             11,662
  Deficit accumulated during development stage                     (22,682)           (20,275)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (10,892)            (8,485)
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $    170           $    (13)
                                                                  ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                        October 6, 1998
                                          Six Months      Six Months     Three Months    Three Months     (inception)
                                            Ended            Ended          Ended           Ended           through
                                           March 31,        March 31,      March 31,       March 31,        March 31,
                                             2004            2003            2004            2003             2004
                                          ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                                $       --      $       --      $       --      $       --       $    1,000
                                          ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                                    --              --              --              --            1,000

GENERAL & ADMINISTRATIVE EXPENSES              2,432           1,607           1,220             178           23,707
                                          ----------      ----------      ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        2,432           1,607           1,220             178           23,707

OTHER INCOME & (EXPENSES)
  Other income                                    25              --              --              --               25
                                          ----------      ----------      ----------      ----------       ----------
TOTAL OTHER INCOME & (EXPENSES)                   25              --              --              --               25
                                          ----------      ----------      ----------      ----------       ----------

NET LOSS                                  $   (2,407)     $   (1,607)     $   (1,220)     $     (178)      $  (22,682)
                                          ==========      ==========      ==========      ==========       ==========

BASIC LOSS PER SHARE                      $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                          ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,278,000       1,278,000       1,278,000       1,278,000
                                          ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From October 6, 1998 (inception) through March 31, 2004
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common     Additional        During
                                            Common      Stock       Paid-in       Development
                                            Stock       Amount      Capital          Stage        Total
                                            -----       ------      -------          -----        -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                   100,000      $  10       $    --        $     --     $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                   130,000         13         1,287              --        1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                    19,000          2           188              --          190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                    29,000          3           287              --          290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                             (295)        (295)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER 30, 1999                278,000         28         1,762            (295)       1,495
                                        ==========      =====       =======        ========     ========
Stock issued for cash on October 19,
1999 @ $0.01 per share                   1,000,000        100         9,900                       10,000

Net loss, October 1, 1999
through September 30, 2000                                                             (367)        (367)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER 30, 2000              1,278,000        128        11,662            (662)      11,128
                                        ==========      =====       =======        ========     ========
Net loss, October 1, 2000
through September 30, 2001                                                          (11,028)     (11,028)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER  30, 2001             1,278,000        128        11,662         (11,690)         100
                                        ==========      =====       =======        ========     ========
Net loss, October 1, 2001
through September 30, 2002                                                           (4,257)      (4,257)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER 30, 2002              1,278,000        128        11,662         (15,947)      (4,157)
                                        ==========      =====       =======        ========     ========
Net loss, October 1, 2002
through September 30, 2003                                                           (4,328)      (4,328)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER 30, 2003              1,278,000        128        11,662         (20,275)      (8,485)
                                        ==========      =====       =======        ========     ========
Net loss, October 1, 2003
through March 31, 2004                                                               (2,407)      (2,407)
                                        ----------      -----       -------        --------     --------
BALANCE, MARCH 31, 2004                  1,278,000      $ 128       $11,662        $(22,682)    $(10,892)
                                        ==========      =====       =======        ========     ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                              October 6, 1998
                                              Six Months      Six Months      Three Months     Three Months     (inception)
                                                Ended            Ended           Ended            Ended           through
                                               March 31,        March 31,       March 31,        March 31,        March 31,
                                                 2004            2003             2004             2003             2004
                                              ----------      ----------       ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $ (2,407)        $ (1,607)        $ (1,220)        $   (178)        $(22,682)
  Amortization                                      --               --               --               --              240
  (Increase) decrease in organization costs         --               --               --               --             (240)
  Increase (decrease) in accounts payable        1,150              759              800              141              800
  Increase (decrease) in notes payable           1,440              900              590               --           10,262
                                              --------         --------         --------         --------         --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                         183               53              170              (37)         (11,620)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                          --               --               --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                      --               --               --               --              128
  Additional paid-in  capital                       --               --               --               --           11,662
                                              --------         --------         --------         --------         --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          --               --               --               --           11,790
                                              --------         --------         --------         --------         --------

NET INCREASE (DECREASE) IN CASH                    183               53              170              (37)             170

CASH AT BEGINNING OF PERIOD                        (13)              --               --               90               --
                                              --------         --------         --------         --------         --------

CASH AT END OF PERIOD                         $    170         $     53         $    170         $     53         $    170
                                              ========         ========         ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                               $     --         $     --         $     --         $     --         $     --
                                              ========         ========         ========         ========         ========
  Income taxes paid                           $     --         $     --         $     --         $     --         $     --
                                              ========         ========         ========         ========         ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


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

As of March 31, 2004 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


NOTE 5. INCOME TAXES

                                                            As of March 31, 2004
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 3,402
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       3,402
     Valuation allowance                                            (3,402)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $   (295)
     1999 Net Operating Loss                                           (367)
     2000 Net Operating Loss                                        (11,028)
     2001 Net Operating Loss                                         (4,257)
     2002 Net Operating Loss                                         (4,328)
     2003 Net Operating Loss (2nd Qtr.)                              (2,407)
                                                                   --------

     Net Operating Loss                                            $(22,682)
                                                                   ========

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $22,682, which will expire 20 years from the date the loss was incurred.

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

The note payable represents a loan from a related party. Currently there are no repayment terms nor is there interest being charged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB for the year ended September 30, 2003.

CONDITION AND RESULTS OF OPERATIONS SIX MONTHS ENDED MARCH 31, 2004

Revenues were -0- for the quarter ending March 31, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $2,407 for the three months ended March 31, 2004 and $1,607 for the same period in 2003. Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of March 31, 2004, the Company had a cash balance of $170 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

12.  THE COMPANY IS LARGELY CONTROLLED BY MANAGEMENT

The Company's officer and director currently owns or controls a substantial majority of its outstanding common stock and thereby continues to be able to exercise voting control over the company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

TASCO INTERNATIONAL, INC.

Date: 5/10/04


By: /s/ Adrienne Humphreys
----------------------------------
Adrienne Humphreys, President