Form 10QSB
period 2004-06-30
TASCO INTERNATIONAL INC
filed 2004-08-12
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common Stock outstanding as of June 30, 2004.

PART 1. FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of June 30, 2004 and results of operations and cash flows for the three and nine months ended June 30, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  As of              As of
                                                                 June 30,         September 30,
                                                                   2004               2003
                                                                 --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $    545           $    (13)
                                                                 --------           --------
TOTAL CURRENT ASSETS                                                  545                (13)
                                                                 --------           --------

      TOTAL ASSETS                                               $    545           $    (13)
                                                                 ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                               $    800           $    850
  Notes payable                                                    11,562              7,622
                                                                 --------           --------
TOTAL CURRENT LIABILITIES                                          12,362              8,472
                                                                 --------           --------

      TOTAL LIABILITIES                                            12,362              8,472

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                            --                 --
  Common stock, $.0001 par value authorized
   (80,000,000 shares authorized; issued and
   outstanding : 1,278,000 shares as of June 31, 2004
   and  September 30, 2003)                                           128                128
  Additional paid-in capital                                       11,662             11,662
  Deficit accumulated during development stage                    (23,607)           (20,275)
                                                                 --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (11,817)            (8,485)
                                                                 --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)         $    545           $    (13)
                                                                 ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                               October 6, 1998
                                         Nine Months   Nine Months  Three Months  Three Months   (inception)
                                           Ended         Ended         Ended         Ended         through
                                          June 30,      June 30,      June 30,      June 30,       June 30,
                                            2004          2003          2004          2003           2004
                                         ----------    ----------    ----------    ----------     ----------
REVENUES
  Revenues                               $       --    $       --    $       --    $       --     $    1,000
                                         ----------    ----------    ----------    ----------     ----------
TOTAL REVENUES                                   --            --            --            --          1,000

GENERAL & ADMINISTRATIVE EXPENSES             3,357         2,627           925         1,020         24,632
                                         ----------    ----------    ----------    ----------     ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       3,357         2,627           925         1,020         24,632

OTHER INCOME & (EXPENSES)
  Other income                                   25            --            --            --             25
                                         ----------    ----------    ----------    ----------     ----------
TOTAL OTHER INCOME & (EXPENSES)                  25            --            --            --             25
                                         ----------    ----------    ----------    ----------     ----------

NET LOSS                                 $   (3,332)   $   (2,627)   $     (925)   $   (1,020)    $  (23,607)
                                         ==========    ==========    ==========    ==========     ==========

BASIC LOSS PER SHARE                     $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                         ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                1,278,000     1,278,000     1,278,000     1,278,000
                                         ==========    ==========    ==========    ==========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From October 6, 1998 (inception) through June 30, 2004
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common     Additional        During
                                            Common      Stock       Paid-in       Development
                                            Stock       Amount      Capital          Stage        Total
                                            -----       ------      -------          -----        -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                   100,000      $  10       $    --        $     --     $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                   130,000         13         1,287              --        1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                    19,000          2           188              --          190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                    29,000          3           287              --          290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                             (295)        (295)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER 30, 1999                278,000         28         1,762            (295)       1,495
                                        ==========      =====       =======        ========     ========
Stock issued for cash on October 19,
1999 @ $0.01 per share                   1,000,000        100         9,900                       10,000

Net loss, October 1, 1999
through September 30, 2000                                                             (367)        (367)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER 30, 2000              1,278,000        128        11,662            (662)      11,128
                                        ==========      =====       =======        ========     ========
Net loss, October 1, 2000
through September 30, 2001                                                          (11,028)     (11,028)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER  30, 2001             1,278,000        128        11,662         (11,690)         100
                                        ==========      =====       =======        ========     ========
Net loss, October 1, 2001
through September 30, 2002                                                           (4,257)      (4,257)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER 30, 2002              1,278,000        128        11,662         (15,947)      (4,157)
                                        ==========      =====       =======        ========     ========
Net loss, October 1, 2002
through September 30, 2003                                                           (4,328)      (4,328)
                                        ----------      -----       -------        --------     --------
BALANCE, SEPTEMBER 30, 2003              1,278,000        128        11,662         (20,275)      (8,485)
                                        ==========      =====       =======        ========     ========
Net loss, October 1, 2003
through June 30, 2004                                                                (3,332)      (3,332)
                                        ----------      -----       -------        --------     --------
BALANCE, JUNE 30, 2004                   1,278,000      $ 128       $11,662        $(23,607)    $(11,817)
                                        ==========      =====       =======        ========     ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      October 6, 1998
                                             Nine Months    Nine Months   Three Months   Three Months   (inception)
                                               Ended          Ended          Ended          Ended         through
                                              June 30,       June 30,       June 30,       June 30,       June 30,
                                                2004           2003           2004           2003           2004
                                              --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $ (3,332)      $ (2,627)      $   (925)      $ (1,020)      $(23,607)
  Amortization                                      --             --             --             --            240
  (Increase) decrease in organization costs         --             --             --             --           (240)
  Increase (decrease) in accounts payable          (50)           549             --           (210)           800
  Increase (decrease) in notes payable           3,940          2,100          1,300          1,200         11,562
                                              --------       --------       --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                         558             23            375            (30)       (11,245)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                          --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                      --             --             --             --            128
  Additional paid-in  capital                       --             --             --             --         11,662
                                              --------       --------       --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          --             --             --             --         11,790
                                              --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                    558             23            375            (30)           545

CASH AT BEGINNING OF PERIOD                        (13)            --            170             53             --
                                              --------       --------       --------       --------       --------
CASH AT END OF PERIOD                         $    545       $     23       $    545       $     23       $    545
                                              ========       ========       ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                               $     --       $     --       $     --       $     --       $     --
                                              ========       ========       ========       ========       ========
  Income taxes paid                           $     --       $     --       $     --       $     --       $     --
                                              ========       ========       ========       ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2004


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

As of June 30, 2004 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2004


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

E. BASIC EARNINGS (LOSS) PER SHARE

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2004


NOTE 5. INCOME TAXES

                                                             As of June 30, 2004
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 3,541
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       3,541
     Valuation allowance                                            (3,541)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $   (295)
     1999 Net Operating Loss                                           (367)
     2000 Net Operating Loss                                        (11,028)
     2001 Net Operating Loss                                         (4,257)
     2002 Net Operating Loss                                         (4,328)
     2003 Net Operating Loss (3rd Qtr.)                              (3,332)
                                                                   --------

     Net Operating Loss                                            $(23,607)
                                                                   ========

As of June 30, 2004, the Company has a net operating loss carryforward of approximately $23,607, which will expire 20 years from the date the loss was incurred.

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

CONDITION AND RESULTS OF OPERATIONS NINE MONTHS ENDED JUNE 30, 2004

Revenues were -0- for the quarter ending June 30, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $3,357 for the nine months ended June 30, 2004 and $2,627 for the same period in 2003. Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of June 30, 2004, the Company had a cash balance of $545 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

TASCO INTERNATIONAL, INC.

Date: 8/10/04


By: /s/ Adrienne Humphreys
  -------------------------------------
Adrienne Humphreys, President