Form 10KSB
period 2004-09-30
TASCO INTERNATIONAL INC
filed 2004-12-21
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Year Ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended September 30, 2004.

As of September 30, 2004, the registrant had 1,278,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I ......................................................................  1

ITEM 1.  DESCRIPTION OF BUSINESS ............................................  1
ITEM 2.  DESCRIPTION OF PROPERTY ............................................  5
ITEM 3.  LEGAL PROCEEDINGS ..................................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ..............  6

PART II .....................................................................  6

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...........  6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ..........................................  6
ITEM 7.  FINANCIAL STATEMENTS ...............................................  7
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE .........................................................  7

PART III ....................................................................  8

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................  8
ITEM 10. EXECUTIVE COMPENSATION .............................................  9
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....  9
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................  9
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................... 10
ITEM 14. CONTROLS AND PROCEDURES ............................................ 10

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

The Issuer provides production of visual content and other digital media, including still media, 360-degree images, video, animation and audio for the Internet. The issuer specializes most particularly in the production of still media or images which provide a complete image - from ground to sky, floor to ceiling in a expansive 360-degree viewing field.

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

We initially plan to seek income by providing businesses and consumers production of visual content and other digital media, including still media, 360 degree images, video, animation and audio for the Internet. In order to provide production of visual content and other digital media solutions, we plan to develop certain relationships with photographers and visual content producers so we can offer our services in many areas in the United States. After the digital content is in place, we will offer production of still media or 360 degree images for our clients, which we believe currently offers the most compelling visual content for the Internet. In addition we will offer production of other visual media including video, animation and audio for the Internet.

The emergence of the Internet and secure transaction networks has generated significant opportunities for businesses and consumers to conduct electronic commerce. International Data Corporation, or IDC, estimates e-commerce revenues will grow from approximately $130 billion worldwide in 1999 to $1.6 trillion worldwide by 2003. The popularity of the Internet has resulted in substantial growth in the number and types of web sites. According to IDC, the number of URLs on the web was estimated to grow from 2.2 billion in 1999 to 4.3 billion in 2000. Due to this dramatic increase, operators of web sites must devote significant time and resources to attract and retain site traffic and generate online transactions. In order to fulfill these objectives, companies are seeking more compelling visual content and other digital media to significantly enhance the quality of their online presence. Current technological innovations in the industry offer businesses the opportunity to provide online visual content of a more realistic and interactive nature. By using these innovations, businesses can increase the frequency and duration of web site visits, potentially accelerating e-commerce transactions and increasing advertising revenues.

We will offer complete production services providing complete visual content and digital media solutions to businesses and consumers across the Internet. The Company intends to target vertical markets including:

     Real Estate - Residential and commercial real estate companies and professionals can use our services to provide online 360-degree images of properties including existing homes, new homes, rental apartments and office buildings and their surrounding areas. Our production service will enable real estate professionals to cost-effectively market properties to a wider audience.

     Travel and Hospitality - Hotel chains, vacation resorts, cruise lines, golf courses, restaurants, theme parts, major tourist attractions and tourism bureaus can utilize our digital media production services to enhance their online marketing. Providing 360 degree images offers a prospective visitor the opportunity to take online tours of rooms, meeting and conference facilities and attractions.

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

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

The Company intends to purchase hardware, software and digital photographic equipment to produce complete visual content and other digital media. Samples of digital media content for still media, 360 degree images, video, animation and audio are available for viewing on our web site at www.tasco360.com. We are now seeking strategic relationships with photographers and other visual content producers so we can offer our services in many areas of the United States.

STATUS OF ANY PUBLICLY ANNOUNCED  NEW PRODUCTS OR SERVICES

Tasco International has no new product or service planned or announced to the public.

COMPETITION AND COMPETITIVE POSITION

The market for production of visual content and other digital media solutions is new and rapidly evolving. As the demand for production of visual content solutions increases, we expect competition to intensify. The Company competes with providers of imaging technology who, in addition to owning the technology, also produce visual content for businesses and consumers. Our competitors have greater financial, marketing, distribution and technical resources. We also compete with traditional off line methods of marketing real estate properties, including classified ads, brochures and still photos. Our success will be dependent on our ability to compete with these and any other competitors on the quality of our solutions and their cost effectiveness. There is no assurance that we will be successful in that competition. We are not aware of any significant barriers to our entry into the visual content solutions market, however, at this time, we have no sales or share of this market.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We will utilize our management's background to offer our service on the Internet without the use of major suppliers of raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Tasco International will not depend on any one or a few major customers. We intend to utilize our management's experience to make our services easily accessible via web search engines as well as direct advertising to target audiences including real estate agencies, travel and hospitality firms, auto sales and entertainment venues.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans to apply for registrations such as patents, trademarks, additional copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Tasco International is not required to apply for or have any government approval for its products or services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

Tasco International is not aware of any federal laws and regulations that would have an adverse effect directly or indirectly on its operations.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Tasco International has not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Tasco International is not aware of any environmental regulations that could directly effect its operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

Tasco's sole employee, it's officer and director, will devote as much time as the board of directors determines is necessary to manage the affairs of the company. The officer intends to work on a full time basis when we raise sufficient capital per our business plan. Our business plan calls for hiring two new full-time employees during the next twelve months.

RISKS

Investors in Tasco International should carefully consider the following risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATING HISTORY. THIS WILL MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO EVALUATE OUR FUTURE PLANS AND PROSPECTS.

     Investors should carefully evaluate any investment in our company due to the inherent risks, expenses, delays, and difficulties that will likely be a part of our development. As we are implementing a business plan with no near-term revenues, we expect to incur net losses in the foreseeable future.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR TASCO INTERNATIONAL WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As noted in our accompanying financial statements, our current financial condition of nominal assets and limited operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

TASCO INTERNATIONAL HAS LIMITED SALES, UNPROVEN MARKET AND CONSUMER DEMAND. WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

     The lack of a proven market for our services means that the true market for this service may be minor or nonexistent. This could result in little or no sales.

OUR BUSINESS STRATEGY REQUIRES ADDITIONAL WORKING CAPITAL. WITHOUT REVENUE OR FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH LIMITED MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     As of September 30, 2004, we have a cash balance of $315 and face the need for substantial additional working capital in the near future. No assurance can be given that we will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. We currently have no funding commitments from any individuals or entities. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven new product. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

OUR COMPETITORS HAVE BEEN IN BUSINESS LONGER THEN WE HAVE AND HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO. SHOULD WE BE UNABLE TO ACHIEVE ENOUGH CUSTOMER MARKET SHARE IN OUR INDUSTRY, WE MAY EXPERIENCE LOWER LEVELS OF REVENUE THAN OUR BUSINESS PLAN ANTICIPATES.

     In our development stage, we have size and market share disadvantages as we attempt to implement our marketing plan. We plan to market it by Internet and direct advertising, utilizing the services of a marketing manager. However, we may be unsuccessful in achieving our sales goals and market share and, therefore, be unable to ever become a competitive force in our industry.

THERE IS NO CURRENT PUBLIC MARKET FOR OUR SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK IS NOT PUBLICLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     We are not registered on any public stock exchange, however, we have contacted a market maker and are in the process of filing for a quotation on the OTC Electronic Bulletin Board. We do not know when we will be able to complete this process, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

OUR SOLE OFFICER BENEFICIALLY OWNS 78% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF SHE CHOOSES TO SELL HER SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR STOCK.

     Due to the controlling amount of our officer and director's share ownership in our company, if she decides to sell her shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

OUR CURRENT OFFICER AND DIRECTOR, ADRIENNE HUMPHREYS, IS THE SOLE OFFICER AND DIRECTOR OF THE COMPANY AND AT THE SAME TIME IS INVOLVED IN OTHER BUSINESS ACTIVITIES. TASCO'S NEED FOR HER TIME AND SERVICES COULD CONFLICT WITH HER OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN HER INABILITY TO PROPERLY MANAGE TASCO'S AFFAIRS, RESULTING IN OUR REMAINING A SMALL COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     We have not formulated a plan to resolve any possible conflicts that may arise between our need for Ms. Humphreys' services and her other business responsibilities.

IF WE BECOME LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD THE TRADING IN OUR SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     The Securities and Exchange Commission Rule 15g-9 established the definition of a "penny stock", for the purposes relevant to the company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be fewer purchasers qualified by their brokers to purchase shares of the company, and therefore a less liquid market for the securities.

ITEM 2 - DESCRIPTION OF PROPERTY

Tasco does not have any property and at this time has no agreements to acquire any property. Our principal executive office address is 1649 Dartmouth, Chula Vista, CA 91913. The principal executive office and telephone number are provided by Adrienne Humphreys, the officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as they were almost exclusively used by the officer for other business purposes. We intend to use our current address for our business activities until we have sufficient funds to lease office space.

ITEM 3 - LEGAL PROCEEDINGS

We are unaware of any litigation pending, threatened or contemplated, or unsatisfied judgments against us, or any proceedings in which the company is a party. We know of no legal actions pending or threatened or judgment against any officer or director of the company in her capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2004.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Tasco International has contacted a market maker to have our shares quoted on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, we have not been quoted on the OTC Bulletin Board and there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of September 30, 2004, Tasco International had 36 shareholders of record. We have paid no cash dividends and have no outstanding options.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tasco International's cash balance as of September 30, 2004 is $315. Our officer has verbally agreed to supplement our current cash balance with loans over the next twelve months sufficient to provide for our current development stage costs until such time as we can secure additional capital. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $11,790 in equity securities to pay for our prior minimum level of operations.

The report of our Independent Registered Public Accounting Firm states due to our losses and current level of operations, there exists substantial doubt as to our ability to continue as a going concern. We believe we can maintain our operations, secure funding and implement our business plan in order to generate revenues for our company within the next twelve months. However, there is no guarantee that the company will be able to raise any funding from outside sources. If our business plan does not work, we could remain as a start-up company with limited operations, and no revenues or profits.

As of the date of this filing, we have taken the following steps: developed our business plan, we have purchased the URL (domain name) for our web site www.tasco360.com, began to make our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934 and contacted a market maker to apply to have the common shares of the Company quoted on the Over the Counter Electronic Bulletin Board. We have also completed our sales DVD demo for our media kit and expanded our web site. After securing funding, our business plan goals include our need to budget for the first year $10,000 for operating expenses, $25,000 for the purchase of equipment and furniture, $12,000 for marketing and advertising. We currently have no known source for these funds.

We will only be able to implement our business plan if we receive funding, as cash flow from sales is not estimated to begin until mid-2005. As of the date of this filing, we have not identified any sources of our planned funding and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and director. Tasco International's officer and director has given us a verbal commitment for minimal funding, but has made no formal commitments, arrangements or legal obligation to advance or loan funds to Tasco International. As of the date of this filing, we have a need for additional funds, and our director has verbally stated she will advance funds sufficient to maintain the company's reduced level of activities for the next twelve months. In this type of restricted cash flow scenario, we would be unable to complete all of our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Tasco International may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

After receiving funding we plan to purchase approximately $25,000 in equipment and furniture in the first twelve months. Our business plan provides for us to hire two new employees during the next twelve months.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements of Tasco for the years ended September 30, 2004 and 2003, and related notes which are included in this offering have been examined by Armando C. Ibarra, CPA, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has not changed accountants and has utilized the services of Armando C. Ibarra, CPA. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  following  information  sets  forth  certain  information   concerning  the
Executive Officers and Directors of the Company as of September 30, 2004.

Name                      Age           Position               Term of Office
----                      ---           --------               --------------
Adrienne Humphreys        34        Director, President,    Until annual meeting
                                    Sec., Treas.            of the Stockholders

There are no other persons nominated or chosen to become Directors or Executive Officers, nor do we have any employees other than the above. There is no arrangement or understanding between any of our Directors or Officers pursuant to which they were elected to their office. The removal of a Director from the Board can be succeeded only by the following actions: (1) majority vote of the existing Directors; or (2) majority vote of the shareholders of record.

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

ITEM 10 - EXECUTIVE COMPENSATION

Tasco International's current officer receives no compensation. The current Board of Directors is comprised of only Ms. Humphreys.

                                                 Other
Name and                                        Annual       Restricted                            All Other
Principal                                       Compen-        Stock        Options/      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
A. Humphreys     2003      -0-         -0-         -0-           -0-           -0-         -0-        -0-
President        2004      -0-         -0-         -0-           -0-           -0-         -0-        -0-
Director

There are no current employment agreements between the company and its executive officer.

The officer and director currently devotes an immaterial amount of time to manage the affairs of the company. The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officer and the board of directors have determined that a minimum cash balance of not less than $10,000 will be necessary before officers may receive compensation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of Tasco International in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Tasco International's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Tasco's common stock through the most current date - September 30, 2004:

Title of                Name &                     Amount &              Percent
 Class                  Address                 Nature of owner           Owned
 -----                  -------                 ---------------           -----
Common            Adrienne Humphreys              1,000,000 (a)            78%
                  1649 Dartmouth
                  Chula Vista, CA 91913

Total Shares Owned by Officers
 & Directors as a Group                           1,000,000                78%

----------
(a) Ms. Humphreys purchased 1,000,000 shares of the company's common stock on October 19, 1999 for $10,000.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 19, 1999, the Company issued 1,000,000 common shares at $.010 per share to Adrienne Humphreys in consideration of $10,000.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit 3(i)   Articles of Incorporation                             Included
   Exhibit 3(ii)  Bylaws                                                Included
   Exhibit 31.1   302 Certification of Chief Executive Officer          Included
   Exhibit 31.2   302 Certification of Chief Financial Officer          Included
   Exhibit 32.1   906 Certification of Chief Executive Officer          Included
   Exhibit 32.2   906 Certification of Chief Financial Officer          Included

ITEM 14 - CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASCO INTERNATIONAL, INC.


By: /s/ Adrienne Humphreys
   ---------------------------
   Adrienne Humphreys
   Director and President                                Dated December 20, 2004

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Tasco International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Tasco International, Inc. (A Development Stage Company) as of September 30, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period of October 6, 1998 (inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stated). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for years then ended and for the period of October 6, 1998 (inception) to September 30, 2004, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2d to the financial statements, the Company is currently in the development stage. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra, CPA
--------------------------------
Armando C. Ibarra, CPA

Chula Vista, Ca.
December 7, 2004

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,      September 30,
                                                                          2004               2003
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    315           $    (13)
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         315                (13)
                                                                        --------           --------

      TOTAL ASSETS                                                      $    315           $    (13)
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  4,412           $    850
  Notes payable                                                               --              7,622
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  4,412              8,472
                                                                        --------           --------

      TOTAL LIABILITIES                                                    4,412              8,472

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value authorized
   20,000,000 shares authorized; none
   issued and outstanding.)                                                   --                 --
  Common stock, ($.0001 par value authorized
   80,000,000 shares authorized; issued
   and outstanding : 1,278,000 shares as of
   September 30, 2004 and 2003)                                              128                128
  Additional paid-in capital                                              24,024             11,662
  Deficit accumulated during development stage                           (28,249)           (20,275)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (4,097)            (8,485)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    315           $    (13)
                                                                        ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                 October 6, 1998
                                                                                   (inception)
                                              Year Ended         Year Ended          through
                                             September 30,      September 30,      September 30,
                                                2004               2003               2004
                                             -----------        -----------        -----------
REVENUES
  Revenues                                   $        --        $        --        $     1,000
                                             -----------        -----------        -----------
TOTAL REVENUES                                        --                 --              1,000

GENERAL & ADMINISTRATIVE EXPENSES                  7,999              4,328             29,274
                                             -----------        -----------        -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            7,999              4,328             29,274

OTHER INCOME & (EXPENSES)
  Other income                                        25                 --                 25
                                             -----------        -----------        -----------

TOTAL OTHER INCOME & (EXPENSES)                       25                 --                 25
                                             -----------        -----------        -----------

NET LOSS                                     $    (7,974)       $    (4,328)       $   (28,249)
                                             ===========        ===========        ===========

BASIC LOSS PER SHARE                         $     (0.01)       $     (0.00)
                                             ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     1,278,000          1,278,000
                                             ===========        ===========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          From October 6, 1998 (inception) through September 30, 2004
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                              Common         Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage          Total
                                              -----          ------        -------        -----          -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                      100,000       $     10       $    --      $     --       $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                      130,000             13         1,287            --          1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                       19,000              2           188            --            190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                       29,000              3           287            --            290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                                  (295)          (295)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 1999                   278,000             28         1,762          (295)         1,495
                                           ==========       ========       =======      ========       ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                     1,000,000            100         9,900                       10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                          (367)          (367)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2000                 1,278,000            128        11,662          (662)        11,128
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2000 through
September  30, 2001                                                                      (11,028)       (11,028)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2001                 1,278,000            128        11,662       (11,690)           100
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2001 through
September 30, 2002                                                                        (4,257)        (4,257)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2002                 1,278,000            128        11,662       (15,947)        (4,157)
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2002 through
September 30, 2003                                                                        (4,328)        (4,328)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2003                 1,278,000       $    128       $11,662      $(20,275)      $ (8,485)
                                           ==========       ========       =======      ========       ========
Contributed capital                                                         12,362                       12,362

Net loss, October 1, 2003 through
September 30, 2004                                                                        (7,974)        (7,974)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2004                 1,278,000       $    128       $24,024      $(28,249)      $ (4,097)
                                           ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                October 6, 1998
                                                                                                  (inception)
                                                             Year Ended         Year Ended          through
                                                            September 30,      September 30,      September 30,
                                                               2004               2003               2004
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (7,974)          $ (4,328)          $(28,249)
  Amortization                                                     --                 --                240
  (Increase) decrease in organization costs                        --                 --               (240)
  Increase (decrease) in accounts payable                       3,562               (360)             4,412
  Increase (decrease) in notes payable                         (7,622)             4,675                 --
                                                             --------           --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (12,034)               (13)           (23,837)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                     --                 --                128
  Additional paid-in  capital                                  12,362                 --             24,024
                                                             --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       12,362                 --             24,152
                                                             --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   328                (13)               315

CASH AT BEGINNING OF YEAR                                         (13)                --                 --
                                                             --------           --------           --------
CASH AT END OF YEAR                                          $    315           $    (13)          $    315
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid                                                $     --           $     --           $     --
                                                             ========           ========           ========
Income taxes paid                                            $     --           $     --           $     --
                                                             ========           ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


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

As of September 30, 2004 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

C. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts in the development of its plan to market and sell proprietary human resource database services to companies in the building, architectural, and construction industries.

E. INCOME TAXES

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

F. BASIC EARNINGS (LOSS) PER SHARE

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $28,249 during the period from October 6, 1998 (inception) to September 30, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. INCOME TAXES

                                                        As of September 30, 2004
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 4,237
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     4,237
     Valuation allowance                                          (4,237)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                     $   (295)
     1999 Net Operating Loss                                         (367)
     2000 Net Operating Loss                                      (11,028)
     2001 Net Operating Loss                                       (4,257)
     2002 Net Operating Loss                                       (4,328)
     2003 Net Operating Loss                                       (7,974)
                                                                 --------

     Net Operating Loss                                          $(28,249)
                                                                 ========

As of September 30, 2004, the Company has a net operating loss carryforward of approximately $28,249, which will expire 20 years from the date the loss was incurred.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


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

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2004:

     * Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $ 0.0001  par  value;  80,000,000  shares  authorized:
          1,278,000 shares issued and outstanding.