Form 10QSB
period 2004-12-31
TASCO INTERNATIONAL INC
filed 2005-02-10
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For Period ended December 31, 2004

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common Stock outstanding as of December 31, 2004.

                          PART 1 FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of December 31, 2004 and results of operations and cash flows for the three months ended December 31, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       December 31,      September 30,
                                                                          2004               2004
                                                                        --------           --------
                                     ASSETS

Current Assets
  Cash                                                                  $  1,258           $    315
                                                                        --------           --------
Total Current Assets                                                       1,258                315
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,258           $    315
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                      $  4,812           $  4,412
                                                                        --------           --------
Total Current Liabilities                                                  4,812              4,412
                                                                        --------           --------

      TOTAL LIABILITIES                                                    4,812              4,412

Stockholders' Equity (Deficit)
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                                   --                 --
  Common stock, $.0001 par value authorized
   (80,000,000 shares authorized; issued
   and outstanding: 1,278,000 shares as of
   December 31, 2004 and  September 30, 2004)                                128                128
  Additional paid-in capital                                              27,724             24,024
  Deficit accumulated during development stage                           (31,406)           (28,249)
                                                                        --------           --------
Total Stockholders' Equity (Deficit)                                      (3,554)            (4,097)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,258           $    315
                                                                        ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                October 6, 1998
                                            Three Months      Three Months        (inception)
                                               Ended             Ended              through
                                             December 31,      December 31,       December 31,
                                                2004              2003               2004
                                             -----------       -----------        -----------
Revenues
  Revenues                                   $        --       $        --        $     1,000
                                             -----------       -----------        -----------
Total Revenues                                        --                --              1,000

General & Administrative Expenses                  3,157             1,212             32,431
                                             -----------       -----------        -----------
Total General & Administrative Expenses            3,157             1,212             32,431

Other Income & (Expenses)
  Other income                                        --               (25)               (25)
                                             -----------       -----------        -----------
Total Other Income & (Expenses)                       --               (25)               (25)
                                             -----------       -----------        -----------

Net Loss                                     $    (3,157)      $    (1,187)       $   (31,406)
                                             ===========       ===========        ===========

Basic loss per share                         $     (0.00)      $     (0.00)
                                             ===========       ===========
Weighted average number of
 common shares outstanding                     1,278,000         1,278,000
                                             ===========       ===========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
           From October 6, 1998 (inception) through December 31, 2004
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                              Common         Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage          Total
                                              -----          ------        -------        -----          -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                      100,000       $     10       $    --      $     --       $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                      130,000             13         1,287            --          1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                       19,000              2           188            --            190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                       29,000              3           287            --            290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                                  (295)          (295)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 1999                   278,000             28         1,762          (295)         1,495
                                           ==========       ========       =======      ========       ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                     1,000,000            100         9,900                       10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                          (367)          (367)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2000                 1,278,000            128        11,662          (662)        11,128
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2000 through
September  30, 2001                                                                      (11,028)       (11,028)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2001                 1,278,000            128        11,662       (11,690)           100
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2001 through
September 30, 2002                                                                        (4,257)        (4,257)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2002                 1,278,000            128        11,662       (15,947)        (4,157)
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2002 through
September 30, 2003                                                                        (4,328)        (4,328)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2003                 1,278,000       $    128       $11,662      $(20,275)      $ (8,485)
                                           ==========       ========       =======      ========       ========
Contributed capital                                                         12,362                       12,362

Net loss, October 1, 2003 through
September 30, 2004                                                                        (7,974)        (7,974)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2004                 1,278,000       $    128       $24,024      $(28,249)      $ (4,097)
                                           ==========       ========       =======      ========       ========
Contributed capital                                                          3,700                        3,700

Net loss, October 1, 2004 through
December 31, 2004                                                                         (3,157)        (3,157)
                                           ----------       --------       -------      --------       --------
Balance, December 31, 2004                  1,278,000       $    128       $27,724      $(31,406)      $ (3,554)
                                           ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                October 6, 1998
                                                            Three Months       Three Months       (inception)
                                                              Ended              Ended              through
                                                            December 31,       December 31,       December 31,
                                                               2004               2003               2004
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (3,157)          $ (1,187)          $(31,406)
  Amortization                                                     --                 --                240
  (Increase) decrease in organization costs                        --                 --               (240)
  Increase (decrease) in accounts payable                         400                350              4,812
  Increase (decrease) in notes payable                             --                850                 --
                                                             --------           --------           --------
     Net cash provided by (used in) operating activities       (2,757)                13            (26,594)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash provided by (used in) investing activities           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                     --                 --                128
  Additional paid-in  capital                                   3,700                 --             27,724
                                                             --------           --------           --------
     Net cash provided by (used in) financing activities        3,700                 --             27,852
                                                             --------           --------           --------

Net increase (decrease) in cash                                   943                 13              1,258

Cash at beginning of period                                       315                (13)                --
                                                             --------           --------           --------

Cash at end of period                                        $  1,258           $     --           $  1,258
                                                             ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid                                                $     --           $     --           $     --
                                                             ========           ========           ========
Income taxes paid                                            $     --           $     --           $     --
                                                             ========           ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


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

As of December 31, 2004 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $31,406 during the period from October 6, 1998 (inception) to December 31, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. INCOME TAXES

                                                         As of December 31, 2004
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 4,711
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      4,711
     Valuation allowance                                           (4,711)
                                                                  -------

     Net deferred tax assets                                      $     0
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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                      $   (295)
     1999 Net Operating Loss                                          (367)
     2000 Net Operating Loss                                       (11,028)
     2001 Net Operating Loss                                        (4,257)
     2002 Net Operating Loss                                        (4,328)
     2003 Net Operating Loss                                        (7,974)
     2004 Net Operating Loss                                        (3,157)
                                                                  --------

     Net Operating Loss                                           $(31,406)
                                                                  ========

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $31,406, which will expire 20 years from the date the loss was incurred.

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

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2004:

     * Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $ 0.0001  par  value;  80,000,000  shares  authorized:
          1,278,000 shares issued and outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB for the year ended September 30, 2004.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2004

Revenues were -0- for the quarter ending December 31, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $3,157 for the three months ended December 31, 2004 and $1,212 for the same period in 2003. Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of December 31, 2004, the Company had a cash balance of $1,258 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

(a)  Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of December 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Changes in Internal Controls

Based on her evaluation as of December 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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


TASCO INTERNATIONAL, INC.

Date: 2/10/05


By: /s/ Adrienne Humphreys
   ----------------------------------------
   Adrienne Humphreys, President