Form 10QSB
period 2005-03-31
TASCO INTERNATIONAL INC
filed 2005-05-03
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,278,000 shares of Common Stock outstanding as of March 31, 2005.

PART 1. FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of March 31, 2005 and results of operations and cash flows for the six months ended March 31, 2005 and 2004. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           TASCO INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,        September 30,
                                                                          2005               2004
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,075           $    315
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,075                315
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,075           $    315
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  2,543           $  4,412
  Notes payable                                                            3,200                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  5,743              4,412
                                                                        --------           --------

      TOTAL LIABILITIES                                                    5,743              4,412

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value: 20,000,000 shares
   authorized; none issued and outstanding.)                                  --                 --
  Common stock, ($.0001 par value: 80,000,000 shares
   authorized; 1,278,000 issued and outstanding as of
   March 31, 2005 and  September 30, 2004)                                   128                128
  Additional paid-in capital                                              27,724             24,024
  Deficit accumulated during development stage                           (32,520)           (28,249)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (4,668)            (4,097)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,075           $    315
                                                                        ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                          October 6, 1998
                                           Six Months      Six Months      Three Months    Three Months     (inception)
                                             Ended           Ended            Ended           Ended           through
                                            March 31,       March 31,        March 31,       March 31,        March 31,
                                              2005            2004             2005            2004             2005
                                           -----------     -----------      -----------     -----------      -----------
REVENUES
  Revenues                                 $        --     $        --      $        --     $        --      $     1,000
                                           -----------     -----------      -----------     -----------      -----------
TOTAL REVENUES                                      --              --               --              --            1,000

GENERAL & ADMINISTRATIVE EXPENSES                4,271           2,432            1,114           1,220           33,545
                                           -----------     -----------      -----------     -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          4,271           2,432            1,114           1,220           33,545

OTHER INCOME & (EXPENSES)
  Other income                                      --              25               --              --               25
                                           -----------     -----------      -----------     -----------      -----------
TOTAL OTHER INCOME & (EXPENSES)                     --              25               --              --               25
                                           -----------     -----------      -----------     -----------      -----------

NET LOSS                                   $    (4,271)    $    (2,407)     $    (1,114)    $    (1,220)     $   (32,520)
                                           ===========     ===========      ===========     ===========      ===========

BASIC LOSS PER SHARE                       $     (0.00)    $     (0.00)     $     (0.00)    $     (0.00)
                                           ===========     ===========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   1,278,000       1,278,000        1,278,000       1,278,000
                                           ===========     ===========      ===========     ===========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From October 6, 1998 (inception) through March 31, 2005
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                              Common         Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage          Total
                                              -----          ------        -------        -----          -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                      100,000       $     10       $    --      $     --       $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                      130,000             13         1,287            --          1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                       19,000              2           188            --            190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                       29,000              3           287            --            290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                                  (295)          (295)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 1999                   278,000             28         1,762          (295)         1,495
                                           ==========       ========       =======      ========       ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                     1,000,000            100         9,900                       10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                          (367)          (367)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2000                 1,278,000            128        11,662          (662)        11,128
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2000 through
September  30, 2001                                                                      (11,028)       (11,028)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2001                 1,278,000            128        11,662       (11,690)           100
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2001 through
September 30, 2002                                                                        (4,257)        (4,257)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2002                 1,278,000            128        11,662       (15,947)        (4,157)
                                           ==========       ========       =======      ========       ========
Net loss, October 1, 2002 through
September 30, 2003                                                                        (4,328)        (4,328)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2003                 1,278,000       $    128       $11,662      $(20,275)      $ (8,485)
                                           ==========       ========       =======      ========       ========
Contributed capital                                                         12,362                       12,362

Net loss, October 1, 2003 through
September 30, 2004                                                                        (7,974)        (7,974)
                                           ----------       --------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2004                 1,278,000       $    128       $24,024      $(28,249)      $ (4,097)
                                           ==========       ========       =======      ========       ========
Contributed capital                                                          3,700                        3,700

Net loss, October 1, 2004 through
March 31, 2005                                                                            (4,271)        (4,271)
                                           ----------       --------       -------      --------       --------
Balance, March 31, 2005                     1,278,000       $    128       $27,724      $(32,520)      $ (4,668)
                                           ==========       ========       =======      ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           October 6, 1998
                                                  Six Months     Six Months    Three Months   Three Months   (inception)
                                                    Ended          Ended          Ended          Ended        through
                                                   March 31,      March 31,      March 31,      March 31,     March 31,
                                                     2005           2004           2005           2004          2005
                                                   --------       --------       --------       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (4,271)      $ (2,407)      $ (1,114)      $ (1,220)     $(32,520)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                        --             --            240
  Changes in operating assets and liabilities:
     (Increase) decrease in organization costs           --             --           (240)
     Increase (decrease) in accounts payable         (1,869)         1,150         (2,269)           800         2,543
     Increase (decrease) in notes payable             3,200          1,440          3,200            590         3,200
                                                   --------       --------       --------       --------      --------
        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                        (2,940)           183           (183)           170       (26,777)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                            --             --             --             --            --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                           --             --             --             --           128
  Additional paid-in  capital                         3,700             --             --             --        27,724
                                                   --------       --------       --------       --------      --------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                         3,700             --             --             --        27,852
                                                   --------       --------       --------       --------      --------

NET INCREASE (DECREASE) IN CASH                         760            183           (183)           170         1,075

CASH AT BEGINNING OF PERIOD                             315            (13)         1,258             --            --
                                                   --------       --------       --------       --------      --------
CASH AT END OF PERIOD                              $  1,075       $    170       $  1,075       $    170      $  1,075
                                                   ========       ========       ========       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                    $     --       $     --       $     --       $     --      $     --
                                                   ========       ========       ========       ========      ========
  Income taxes paid                                $     --       $     --       $     --       $     --      $     --
                                                   ========       ========       ========       ========      ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

As of March 31, 2005 the Company had 1,278,000 shares of its common stock issued and outstanding.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $32,520 during the period from October 6, 1998 (inception) through March 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. INCOME TAXES

                                                            As of March 31, 2005
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 4,878
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       4,878
     Valuation allowance                                            (4,878)
                                                                   -------

     Net deferred tax assets                                       $     0
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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $   (295)
     1999 Net Operating Loss                                           (367)
     2000 Net Operating Loss                                        (11,028)
     2001 Net Operating Loss                                         (4,257)
     2002 Net Operating Loss                                         (4,328)
     2003 Net Operating Loss                                         (7,974)
     2004 Net Operating Loss (six months)                            (4,271)
                                                                   --------

     Net Operating Loss                                            $(32,520)
                                                                   ========

As of March 31, 2005, the Company has a net operating loss carryforward of approximately $32,520, which will expire 20 years from the date the loss was incurred.

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

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2005:

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

CONDITION AND RESULTS OF OPERATIONS SIX MONTHS ENDED MARCH 31, 2005

Revenues were -0- for the quarter ending March 31, 2005 and -0- for the same quarter ending 2004. Operating Expenses were $4,271 for the three months ended March 31, 2005 and $2,432 for the same period in 2004. Tasco International, Inc. has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2.   NEED FOR ADDITIONAL  WORKING  CAPITAL -  CONTINUATION  OF GOING CONCERN NOT
     ASSURED

As of March 31, 2005, the Company had a cash balance of $1,075 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

13. AS OUR STOCK HAS NOT YET PUBLICLY TRADED, INVESTORS SHOULD BE AWARE THEY MAY BE UNABLE TO SELL THEIR SHARES


We have obtained a listing for trading on the OTC Electronic Bulletin Board (symbol TSOI) but there has been no trading of our shares to date, there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of March 31, 2005, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of March 31, 2005, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

TASCO INTERNATIONAL, INC.

Date: 5/2/05


By: /s/ Adrienne Humphreys
   ------------------------------------------
   Adrienne Humphreys, President