Form 10KSB
period 2005-09-30
TASCO HOLDINGS INTERNATIONAL, INC.
filed 2005-12-29
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Year Ended September 30, 2005

                              File Number: 0-32201


                       TASCO HOLDINGS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   33-0824714
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


      23 Brigham Road, Worcester, MA                        01609
(Address of principal executive offices)                  (Zip Code)

                                 (508) 755-0754
              (Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

The issuer had no revenues for the year ended September 30, 2005.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Over-the-Counter on December 23, 2005: $6,690,000. The voting stock held by non-affiliates on that date consisted of 2,230,000 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of December 23, 2005:

            Common Stock: 12,780,000          Preferred Stock: 0

                                TABLE OF CONTENTS




PART I ......................................................................  1

ITEM 1.  DESCRIPTION OF BUSINESS ............................................  1
ITEM 2.  DESCRIPTION OF PROPERTY ............................................  5
ITEM 3.  LEGAL PROCEEDINGS ..................................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............  6

PART II .....................................................................  6

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...........  6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ..............................................  6
ITEM 7.  FINANCIAL STATEMENTS ...............................................  7
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE .........................................................  7

PART III ....................................................................  8

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................  8
ITEM 10. EXECUTIVE COMPENSATION .............................................  8
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....  9
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................  9
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...................................  9
ITEM 14. CONTROLS AND PROCEDURES ............................................ 10

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

Tasco Holdings provides production of visual content and other digital media, including still media, 360-degree images, video, animation and audio for the Internet. Tasco specializes most particularly in the production of still media or images which provide a complete image - from ground to sky, floor to ceiling in an expansive 360-degree viewing field.

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

Tasco Holdings has no new product or service planned or announced to the public.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Tasco Holdings will not depend on any one or a few major customers. We intend to utilize our management's experience to make our services easily accessible via web search engines as well as direct advertising to target audiences including real estate agencies, travel and hospitality firms, auto sales and entertainment venues.

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

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Tasco Holdings is not required to apply for or have any government approval for its products or services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

Tasco Holdings is not aware of any federal laws and regulations that would have an adverse effect directly or indirectly on its operations.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Tasco Holdings has not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Tasco Holdings is not aware of any environmental regulations that could directly effect its operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

Tasco's sole employee, it's officer and director, will devote as much time as the board of directors determines is necessary to manage the affairs of the company.

RISKS

Investors in Tasco Holdings should carefully consider the following risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATING HISTORY. THIS WILLMAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO EVALUATE OUR FUTURE PLANS AND PROSPECTS.

     Investors should carefully evaluate any investment in our company due to the inherent risks, expenses, delays, and difficulties that will likely be a part of our development. As we are implementing a business plan with no near-term revenues, we expect to incur net losses in the foreseeable future.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR TASCO HOLDINGS WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As noted in our accompanying financial statements, our current financial condition of nominal assets and limited operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

TASCO HOLDINGS HAS LIMITED SALES, UNPROVEN MARKET AND CONSUMER DEMAND. WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

     The lack of a proven market for our services means that the true market for this service may be minor or nonexistent. This could result in little or no sales.

OUR BUSINESS STRATEGY REQUIRES ADDITIONAL WORKING CAPITAL. WITHOUT REVENUE OR FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH LIMITED MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     As of September 30, 2005, we have a cash balance of $0 and face the need for substantial additional working capital in the near future. No assurance can be given that we will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. We currently have no funding commitments from any individuals or entities. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven new product. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

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

THERE IS A VERY LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, AND OUR STOCK PRICE COULD BE VOLATILE AND COULD DECLINE FOLLOWING THIS OFFER, RESULTING IN A SUBSTANTIAL LOSS ON YOUR INVESTMENT

     Our stock is considered a penny-stock. In addition, the stock market in general, and the market for technology-related stocks in particular, has been highly volatile in the recent past. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this section of the prospectus and others such as:

     * Publication of research reports about us or our industry by security analysts;
     *    Speculation in the press or investment community; and
     * General market or economic conditions, including factors unrelated to our performance

OUR SOLE OFFICER BENEFICIALLY OWNS 78% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR STOCK.

     Due to the controlling amount of our officer and director's share ownership in our company, if he decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

OUR COMMON STOCK COULD BE CONSIDERED A "PENNY STOCK"

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

ITEM 2 - DESCRIPTION OF PROPERTY

Tasco Holdings does not have any property and at this time has no agreements to acquire any property. Our principal executive office address is 23 Brigham Road, Worcester, MA 01609. The principal executive office and telephone number are provided by John Lauring, the officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as they were almost exclusively used by the officer for other business purposes. We intend to use our current address for our business activities until we have sufficient funds to lease office space.

ITEM 3 - LEGAL PROCEEDINGS

We are unaware of any litigation pending, threatened or contemplated, or unsatisfied judgments against us, or any proceedings in which the company is a party. We know of no legal actions pending or threatened or judgment against any officer or director of the company in her capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2005.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

Our common stock is traded on the OTCBB under the symbol "THII". Prior to August 29, 2005 our Common Stock traded under the symbol "TSOI".

     2004                            High             Low
                                     ----             ---
           First Quarter              NA               NA
           Second Quarter             NA               NA
           Third Quarter              NA               NA
           Fourth Quarter             NA               NA

     2005
           First Quarter              NA               NA
           Second Quarter             NA               NA
           Third Quarter              3.70             2.50

As of December 23, 2005 there were approximately 25 holders of our Common Stock and -0- holders of our Preferred stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Tasco Holdings's cash balance as of September 30, 2005 is $0. We are a development stage company and have generated no revenue to date. We have sold $11,790 in equity securities to pay for our prior minimum level of operations.

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

We will only be able to implement our business plan if we receive funding. As of the date of this filing, we have not identified any sources of our planned funding and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and director. Without necessary cashflow, Tasco Holdings may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements of Tasco for the years ended September 30, 2005 and 2004, and related notes which are included in this offering have been examined by Armando C. Ibarra, CPA, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has not changed accountants and has utilized the services of Armando C. Ibarra, CPA. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of September 30, 2005.

     Name                    Age                 Position
     ----                    ---                 --------
     John Lauring            51         Director, President, Sec., Treas.

     Glen DeVore             68         Director

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

RESUME

John Lauring - Director, President, Secretary and Treasurer.

John Lauring has served as President, Secretary, Treasurer and Director of the Company from August 2005 to current. Mr. Lauring has also served as President of Lauring Construction, a Massachusetts based General Contracting Firm since 1984.

Glen DeVore - Director

Glen DeVore has served as Director of the Company from August 2005 to current. Mr. DeVore served as a pilot with United Airlines from 1964 to 1997 and is currently retired from the airline industry.

ITEM 10 - EXECUTIVE COMPENSATION

Tasco Holdings's current officer receives no compensation. The current Board of Directors is comprised of Mr. Lauring and Mr. DeVore.


Name and                                           Restricted                            All Other
Principal                                            Stock        Options/      LTIP      Compen-
Position            Year    Salary($)   Bonus($)   Award(s)($)     SARs(#)   Payouts($)  sation($)
--------            ----    ---------   --------   -----------     -------   ----------  ---------
A. Humphreys        2004      -0-         -0-          -0-           -0-         -0-        -0-
Former              2005      -0-         -0-          -0-           -0-         -0-        -0-
President

John Lauring,
President & CEO     2005      -0-         -0-          -0-           -0-         -0-        -0-

There are no current employment agreements between the company and its executive officer.

The officer and director currently devotes an immaterial amount of time to manage the affairs of the company. The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officer and the board of directors have determined that a minimum cash balance of not less than $10,000 will be necessary before officers may receive compensation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of Tasco Holdings in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Tasco Holding's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Tasco's common stock through the most current date - September 30, 2005:

     Title of          Name &                    Amount &              Percent
      Class            Address              Nature of Ownership         Owned
      -----            -------              -------------------         -----
      Common         John Lauring               10,000,000               78%
      Common         Glen DeVore                   550,000                4%

      Total Shares Owned by Officers
       & Directors as a Group                   10,550,000                4%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2005, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2005, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TASCO HOLDINGS INTERNATIONAL, INC.


By: /s/ John Lauring
   ---------------------------
   John Lauring
   Director and President                                Dated December 29, 2005

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation


Armando C. Ibarra, C.P.A.                   Members of the California Society of
                                            Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the of American Institute
                                            of Certified Public Accountants
                                            Registered with the Public Company
                                            Accounting Oversight Board


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Tasco International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Tasco International, Inc. (A Exploration Stage Company) as of September 30, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the period of October 6, 1998 (inception) through September 30, 2005 (year-end). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the period of October 6, 1998 (inception) through September 30, 2005, in conformity with US generally accepted accounting principles.

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


/s/ Armando C. Ibarra, CPA
---------------------------------
Armando C. Ibarra, CPA

Chula Vista, Ca.
December 28, 2005

                       371 E Street Chula Vista, CA. 91910
                     tel: (619) 422-1348 fax: (619) 422-1465

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                      September 30,      September 30,
                                                                          2005               2004
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     --           $    315
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          --                315
                                                                        --------           --------
      TOTAL ASSETS                                                      $     --           $    315
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  1,743           $  4,412
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,743              4,412
                                                                        --------           --------
      TOTAL LIABILITIES                                                    1,743              4,412

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value authorized
   20,000,000 shares authorized; none
   issued and outstanding.)                                                   --                 --
  Common stock, ($.0001 par value authorized
   80,000,000 shares authorized; 12,780,000
   shares issued and outstanding as of
   September 30, 2005 and 2004)                                            1,278              1,278
  Additional paid-in capital                                              31,895             22,874
  Deficit accumulated during development stage                           (34,916)           (28,249)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (1,743)            (4,097)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     --           $    315
                                                                        ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    October 6, 1998
                                                                                     (inception)
                                             Year Ended           Year Ended           through
                                            September 30,        September 30,       September 30,
                                                2005                 2004                2005
                                            ------------         ------------        ------------
REVENUES
  Revenues                                  $         --         $         --        $      1,000
                                            ------------         ------------        ------------
TOTAL REVENUES                                        --                   --               1,000

GENERAL & ADMINISTRATIVE EXPENSES                  6,667                7,999              35,941
                                            ------------         ------------        ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            6,667                7,999              35,941

OTHER INCOME & (EXPENSES)
  Other income                                        --                   25                  25
                                            ------------         ------------        ------------
TOTAL OTHER INCOME & (EXPENSES)                       --                   25                  25
                                            ------------         ------------        ------------

NET LOSS                                    $     (6,667)        $     (7,974)       $    (34,916)
                                            ============         ============        ============

BASIC LOSS PER SHARE                        $      (0.00)        $      (0.00)
                                            ============         ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    12,780,000           12,780,000
                                            ============         ============

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          From October 6, 1998 (inception) through September 30, 2005
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                              Common         Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage          Total
                                              -----          ------        -------        -----          -----
Stock issued for cash on October 6,
1998 @ $0.0001 per share                     1,000,000       $    100       $    (90)      $     --       $     10

Stock issued for cash on October 9,
1998 @ $0.0001 per share                     1,300,000            130          1,170             --          1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share                       190,000             19            171             --            190

Stock issued for cash on April 1,
1999 @ $0.0001 per share                       290,000             29            261             --            290

Net loss, October 6, 1998 (inception)
through September 30, 1999                                                                     (295)          (295)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 1999                  2,780,000            278          1,512           (295)         1,495
                                            ==========       ========       ========       ========       ========
Stock issued for cash on October 19,
1999 @  $0.01 per share                     10,000,000          1,000          9,000                        10,000

Net loss, October 1, 1999 through
September 30, 2000                                                                             (367)          (367)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2000                 12,780,000          1,278         10,512           (662)        11,128
                                            ==========       ========       ========       ========       ========
Net loss, October 1, 2000 through
September  30, 2001                                                                         (11,028)       (11,028)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER  30, 2001                12,780,000          1,278         10,512        (11,690)           100
                                            ==========       ========       ========       ========       ========
Net loss, October 1, 2001 through
September 30, 2002                                                                           (4,257)        (4,257)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 31, 2002                 12,780,000          1,278         10,512        (15,947)        (4,157)
                                            ==========       ========       ========       ========       ========
Net loss, October 1, 2002 through
September 30, 2003                                                                           (4,328)        (4,328)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2003                 12,780,000          1,278         10,512        (20,275)        (8,485)
                                            ==========       ========       ========       ========       ========
Contributed capital                                                           12,362                        12,362

Net loss, October 1, 2003 through
September 30, 2004                                                                           (7,974)        (7,974)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2004                 12,780,000          1,278         22,874        (28,249)        (4,097)
                                            ==========       ========       ========       ========       ========
Contributed capital                                                            9,021                         9,021

Net loss, October 1, 2004 through
September 30, 2005                                                                           (6,667)        (6,667)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2005                 12,780,000       $  1,278       $ 31,895       $(34,916)      $ (1,743)
                                            ==========       ========       ========       ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  October 6, 1998
                                                                                                    (inception)
                                                                  Year Ended       Year Ended        through
                                                                 September 30,    September 30,    September 30,
                                                                     2005             2004             2005
                                                                   --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,667)        $ (7,974)        $(34,916)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                        --               --              240
   Changes in operating assets and liabilities:
     (Increase) decrease in organization costs                           --               --             (240)
     Increase (decrease) in accounts payable                         (2,669)           3,562            1,743
     Increase (decrease) in notes payable                                --           (7,622)              --
                                                                   --------         --------         --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (9,336)         (12,034)         (33,173)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                           --               --            1,278
  Additional paid-in  capital                                         9,021           12,362           31,895
                                                                   --------         --------         --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           9,021           12,362           33,173
                                                                   --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                        (315)             328               --

CASH AT BEGINNING OF YEAR                                               315              (13)              --
                                                                   --------         --------         --------
CASH AT END OF YEAR                                                $     --         $    315         $     --
                                                                   ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                      $     --         $     --         $     --
                                                                   ========         ========         ========
Income taxes paid                                                  $     --         $     --         $     --
                                                                   ========         ========         ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was organized October 6, 1998, under the laws of the State of Delaware as Tasco International, Inc.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan and a target customer market.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e. Income Taxes (Continued)

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

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $34,916 during the period from October 6, 1998 (inception) through September 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. INCOME TAXES

                                                        As of September 30, 2005
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 5,237
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                    5,237
     Valuation allowance                                         (5,237)
                                                                -------

     Net deferred tax assets                                    $     0
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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                    $   (295)
     1999 Net Operating Loss                                        (367)
     2000 Net Operating Loss                                     (11,028)
     2001 Net Operating Loss                                      (4,257)
     2002 Net Operating Loss                                      (4,328)
     2003 Net Operating Loss                                      (7,974)
     2004 Net Operating Loss                                      (6,667)
                                                                --------

     Net Operating Loss                                         $(34,916)
                                                                ========

As of September 30, 2005, the Company has a net operating loss carryforward of approximately $34,916, which will expire 20 years from the date the loss was incurred.

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

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On August 29, 2005 the Company split its common stock ten for one (10:1) from 1,278,000 to 12,780,000 shares outstanding. All stock transactions have been retroactively restated to reflect the ten for one stock split.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


NOTE 8. STOCK TRANSACTIONS (CONTINUED)

On October 6, 1998, the Company issued 1,000,000 shares of common stock for cash at $0.0001 per share.

On October 9, 1998, the Company issued 1,300,000 shares of common stock for cash at $0.01 per share.

On October 12, 1998, the Company issued 190,000 shares of common stock for cash at $0.01 per share.

On April 1 1999, the Company issued 290,000 shares of common stock for cash at $0.01 per share.

On October 19, 1999, the Company issued 10,000,000 shares of common stock for cash at $0.01 per share.

As of September 30, 2005 the Company had 12,780,000 shares of its common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2005:

     * Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $ 0.0001  par  value;  80,000,000  shares  authorized:
          12,780,000 shares issued and outstanding.