Form 10QSB
period 2006-03-31
TASCO HOLDINGS INTERNATIONAL, INC.
filed 2006-05-19
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 12,780,000 shares of Common Stock outstanding as of March 31, 2006.

                          PART I. FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of March 31, 2006 and results of operations and cash flows for the six months ended March 31, 2006 and 2005. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,        September 30,
                                                                          2006               2005
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     30           $     --
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          30                 --
                                                                        --------           --------

      TOTAL ASSETS                                                      $     30           $     --
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $    143           $  1,743
  Loan payable (related party)                                             3,500                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  3,643              1,743
                                                                        --------           --------

      TOTAL LIABILITIES                                                    3,643              1,743

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value authorized
   20,000,000 shares authorized; none
   issued and outstanding.)                                                   --                 --
  Common stock, ($.0001 par value authorized
   80,000,000 shares authorized; 12,780,000
   shares issued and outstanding as of March 31, 2006
   and September 30, 2005)                                                 1,278              1,278
  Additional paid-in capital                                              31,895             31,895
  Deficit accumulated during development stage                           (36,786)           (34,916)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (3,613)            (1,743)
                                                                        --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $     30           $     --
                                                                        ========           ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                       October 6, 1998
                                 Six Months        Six Months       Three Months      Three Months       (inception)
                                   Ended             Ended             Ended             Ended            through
                                  March 31,         March 31,         March 31,         March 31,         March 31,
                                    2006              2005              2006              2005              2006
                                 -----------       -----------       -----------       -----------       -----------
REVENUES
  Revenues                       $        --       $        --       $        --       $        --       $     1,000
                                 -----------       -----------       -----------       -----------       -----------
TOTAL REVENUES                            --                --                --                --             1,000

OPERATING COSTS
  Administrative Expenses              1,883             4,271             1,633             1,114            37,824
                                 -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING COSTS                  1,883             4,271             1,633             1,114            37,824

OTHER INCOME & (EXPENSES)
  Other income                            --                --                --                --                25
  Interest income                         13                --                 1                --                13
  Other income
                                 -----------       -----------       -----------       -----------       -----------
TOTAL OTHER INCOME & (EXPENSES)           13                --                 1                --                38
                                 -----------       -----------       -----------       -----------       -----------

NET LOSS                         $    (1,870)      $    (4,271)      $    (1,632)      $    (1,114)      $   (36,786)
                                 ===========       ===========       ===========       ===========       ===========

BASIC LOSS PER SHARE             $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                 ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        12,780,000        12,780,000        12,780,000        12,780,000
                                 ===========       ===========       ===========       ===========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From October 6, 1998 (inception) through March 31, 2006
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                              Common         Stock         Paid-in     Development
                                              Stock          Amount        Capital        Stage          Total
                                              -----          ------        -------        -----          -----
Stock issued for cash on October 6,
 1998 @ $0.0001 per share                    1,000,000       $    100       $    (90)      $     --       $     10
Stock issued for cash on October 9,
 1998 @ $0.0001 per share                    1,300,000            130          1,170             --          1,300
Stock issued for cash on October 12,
 1998 @ $0.0001 per share                      190,000             19            171             --            190
Stock issued for cash on April 1,
 1999 @ $0.0001 per share                      290,000             29            261             --            290
Net loss, October 6, 1998 (inception)
 through September 30, 1999                                                                    (295)          (295)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 1999                  2,780,000            278          1,512           (295)         1,495
                                            ----------       --------       --------       --------       --------
Stock issued for cash on October 19,
 1999 @  $0.01 per share                    10,000,000          1,000          9,000                        10,000
Net loss, October 1, 1999 through
 September 30, 2000                                                                            (367)          (367)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2000                 12,780,000          1,278         10,512           (662)        11,128
                                            ----------       --------       --------       --------       --------
Net loss, October 1, 2000 through
 September  30, 2001                                                                        (11,028)       (11,028)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2001                 12,780,000          1,278         10,512        (11,690)           100
                                            ----------       --------       --------       --------       --------
Net loss, October 1, 2001 through
 September 30, 2002                                                                          (4,257)        (4,257)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 31, 2002                 12,780,000          1,278         10,512        (15,947)        (4,157)
                                            ----------       --------       --------       --------       --------
Net loss, October 1, 2002 through
 September 30, 2003                                                                          (4,328)        (4,328)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2003                 12,780,000          1,278         10,512        (20,275)        (8,485)
                                            ----------       --------       --------       --------       --------
Contributed capital                                                           12,362                        12,362
Net loss, October 1, 2003 through
 September 30, 2004                                                                          (7,974)        (7,974)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2004                 12,780,000          1,278         22,874        (28,249)        (4,097)
                                            ----------       --------       --------       --------       --------
Contributed capital                                                            9,021                         9,021
Net loss, October 1, 2004 through
 September 30, 2005                                                                          (6,667)        (6,667)
                                            ----------       --------       --------       --------       --------
BALANCE, SEPTEMBER 30, 2005                 12,780,000       $  1,278       $ 31,895       $(34,916)      $ (1,743)

Net loss, October 1, 2004 through
 March 31, 2006                                                                              (1,870)        (1,870)
                                            ----------       --------       --------       --------       --------
BALANCE, MARCH 31, 2005                     12,780,000       $  1,278       $ 31,895       $(36,786)      $ (3,613)
                                            ==========       ========       ========       ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                            October 6, 1998
                                                    Six Months    Six Months   Three Months   Three Months    (inception)
                                                      Ended         Ended         Ended          Ended         through
                                                     March 31,     March 31,     March 31,      March 31,      March 31,
                                                       2006          2005          2006           2005           2006
                                                     --------      --------      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ (1,870)     $ (4,271)     $ (1,632)      $ (1,114)      $(36,786)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable            (1,600)       (1,869)       (1,600)        (2,269)           143
                                                     --------      --------      --------       --------       --------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                      (3,470)       (6,140)       (3,232)        (3,383)       (36,643)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                          --            --            --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan payable (related party)            3,500         3,200            --          3,200          3,500
  Common stock                                             --            --            --             --          1,278
  Additional paid-in  capital                              --         3,700            --             --         31,895
                                                     --------      --------      --------       --------       --------
      NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                       3,500         6,900            --          3,200         36,673
                                                     --------      --------      --------       --------       --------

NET INCREASE (DECREASE) IN CASH                            30           760        (3,232)          (183)            30

CASH AT BEGINNING OF PERIOD                                --           315         3,261          1,258             --
                                                     --------      --------      --------       --------       --------
CASH AT END OF PERIOD                                $     30      $  1,075      $     30       $  1,075       $     30
                                                     ========      ========      ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                      $     --      $     --      $     --       $     --       $     --
                                                     ========      ========      ========       ========       ========
  Income taxes paid                                  $     --      $     --      $     --       $     --       $     --
                                                     ========      ========      ========       ========       ========

                       See Notes to Financial Statements

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $36,786 during the period from October 6, 1998 (inception) through March 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. INCOME TAXES

                                                            As of March 31, 2006
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 5,518
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      5,518
     Valuation allowance                                           (5,518)
                                                                  -------

     Net deferred tax assets                                      $     0
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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                      $   (295)
     1999 Net Operating Loss                                          (367)
     2000 Net Operating Loss                                       (11,028)
     2001 Net Operating Loss                                        (4,257)
     2002 Net Operating Loss                                        (4,328)
     2003 Net Operating Loss                                        (7,974)
     2004 Net Operating Loss                                        (6,667)
     2005 Net Operating Loss (six months)                           (1,870)
                                                                  --------

     Net Operating Loss                                           $(36,786)
                                                                  ========

As of March 31, 2006 the Company has a net operating loss carryforward of approximately $36,786, which will expire 20 years from the date the loss was incurred.

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

                            TASCO INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


NOTE 8. STOCK TRANSACTIONS (CONTINUTED)

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

As of March 31, 2006 the Company had 12,780,000 shares of its common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2006:

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

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED March 31, 2006

Revenues were -0- for the quarter ending March 31, 2006 and -0- for the same quarter ending 2005. Operating Expenses were $1,883 for the three months ended March 31, 2006 and $4,271 for the same period in 2005. Tasco Holdings International, Inc.has adopted a business plan to provide production of visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company plans to offer both business and consumers solutions that enable the Company to deliver digital media content to web sites. The Company initially plans to use and develop collective resources within the digital media arena to provide production of visual content, particularly of providing images in the 360-degree format whereby users can easily navigate on a computer screen by moving a cursor inside the image. The Company has initially targeted the following global vertical markets: real estate, travel and hospitality, automotive and entertainment. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of March 31, 2006, the Company had a $30 cash balance and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

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

TASCO HOLDINGS INTERNATIONAL, INC.

Date: 5/19/06


By: /s/ John Lauring
   ----------------------------------
   John Lauring, President