Form 10QSB
period 2006-06-30
TASCO HOLDINGS INTERNATIONAL, INC.
filed 2006-08-14
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2006

Commission File Number 0-32201

TASCO HOLDINGS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

8885 Rehco Road, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(619) 398-3517
(Registrant's telephone number, including area code)

23 Brigham Road, Worcester, Massachusetts 01609
(Former Name or Former Address, if Changed Since Last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X] No [ ]

There were 12,780,000 shares of Common Stock outstanding as of August 11, 2006.

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com

Part 1
Item 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Tasco Holding International, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Tasco Holding International, Inc. (A Development Stage “Company”) as of June 30, 2006, and the related statements of operation, changes in stockholders’ equity, and cash flows for the six months and three months ended June 30, 2006; and for the period from October 6, 1998 (inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is currently in the development stage. Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to its current status are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
Chang G. Park, CPA

August 9, 2006
Chula Vista, California

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

ASSETS

	As of	As of
	June 30,	September 30,
	2006	2005

CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

NET PROPERTY & EQUIPMENT	-	-

OTHER ASSETS

Total Other Assets	-	-

TOTAL ASSETS	$-	$-

The accompanying notes are an integral part of the financial statements.

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

	As of	As of
	June 30,	September 30,
	2006	2005
CURRENT LIABILITIES
Accounts payable	$143	$1,743
Loan Payable (related parties)	5,300	-
Notes payable	-	-

Total Current Liabilities	5,443	1,743

Total Liabilities	-	-

TOTAL LIABILITIES	5,443	1,743

STOCKHOLDERS' EQUITY
Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0- shares issued and outstanding as of June 30, 2006 and September 30, 2005..
Common stock ($0.001 par value, 100,000,000 shares authorized; 12,780,000 and 120,780,000 shares issued and outstanding as of June 30, 2006 and September 30, 2005, respectively)	1,278	1,278
Additional paid-in capital	31,895	31,895
Retained (deficit)	(38,616)	(34,916)

Total Stockholders' Equity	(5,443)	(1,743)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of the financial statements.

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

					Oct 6 1998
					(Inception)
	Nine Mo Ended	Nine Mo Ended	Three Mo Ended	Three Mo Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006
REVENUES
Revenues	$-	$-	$-	$-	1,000
Total Revenues	-	-	-	-	1,000

COSTS AND EXPENSES
General and administrative	3,714	4,546	1,831	275	39,655

Total Costs and Expenses	3,714	4,546	1,831	275	39,655

OPERATING LOSS	(3,714)	(4,546)	(1,831)	(275)	(38,655)

OTHER INCOME & (EXPENSES)

Interest Income	14	-	1	-	25
Other income	-	-	-	-	14

Total Other Income & (Expenses)	14	-	1	-	39

NET LOSS	$(3,700)	$(4,546)	$(1,830)	$(275)	(38,616)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	12,780,000	12,780,000	12,780,000	12,780,000

The accompanying notes are an integral part of the financial statements.

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From October 6, 1998 (inception) through June, 2006
--------------------------------------------------------------------------------

				Deficit
				Accumulated
			Additional	During
	Common		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Shares issued for cash on October 6, 1998 @ $0.0001 per share	1,000,000	100	(90)	-	10
Shares issued for cash on October 9, 1998 @ $0.0001 per share	1,300,000	130	1,170	-	1,300
Shares issued for cash on October 12, 1998 @ $0.0001 per share	190,000	19	171	-	190
Shares issued for cash on April 11, 1999 @ $0.0001 per share	290,000	29	261	-	290
Net loss, October 6, 1998 (inception) through September 30, 1999				(295)	(295)

Balance September 30, 1999	2,780,000	278	1,512	(295)	1,495
Shares issued for cash on October 19, 1999 @ $0.01 per share	10,000,000	1,000	9,000	-	10,000
Net loss, October 1, 1999 through September 30, 2000				(367)	(367)

Balance September 30, 2000	12,780,000	1,278	10,512	(662)	11,128
Net loss, October 1, 2000 through September 30, 2001				(11,028)	(11,028)

Balance September 30, 2001	12,780,000	1,278	10,512	(11,690)	100
Net loss, October 1, 2001 through September 30, 2002				(4,257)	(4,257)

Balance September 30, 2002	12,780,000	1,278	10,512	(15,947)	(4,157)
Net loss, October 1, 2002 through September 30, 2003				(4,328)	(4,328)
Contributed Capital			12,362		12,362

Net loss, October 1, 2003 through September 30, 2004				(7,974)	(7,974)

Balance September 30, 2004	12,780,000	1,278	22,874	(28,249)	(4,097)
Contributed Capital			9,021		9,021
Net loss, October 1, 2004 through September 30, 2005				(6,667)	(6,667)

Balance September 30, 2005	12,780,000	1,278	31,895	(34,916)	(1,743)
Stock cancelled June 13, 2006	(10,000,000)	(1,000)
Stock issued June 13, 2006	10,000,000	1,000
Net loss, October 1, 2005 through June 30, 2006				(3,700)	(3,700)
Balance June 30, 2006	12,780,000	1,278	31,895	(38,616)	(5,443)

The accompanying notes are an integral part of the financial statements.

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

	Nine Months	Nine Months	Three Months	Three Months	October 6, 1998(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(3,700)	$(4,546)	$(1,830)	$(275)	$(38,616)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization				240
Changes in operating assets and liabilities:
Increase (decrease) in organization cost				(240)
Increase (decrease) in Loans payable (related parties)	(1,600)	(2,669)	0	(800)	143
Increase (decrease) in notes payable				(3,200)

Net Cash Provided by (Used in) Operating Activities	(5,300)	(7,215)	(1,830)	(4,275)	(38,473)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-			1278
Additional paid in capital		6,900		3,200	31,895
Net borrowings from related parties	5,300	-	1800	-	5,300

Net Cash Provided by (Used in) Financing Activities	5,300	6,900	1,800	3,200	38,473

Net Increase (Decrease) in Cash	-	(315)	(30)	(1,075)	-

Cash at Beginning of Year	-	315	30	1,075	-

Cash at End of Year	$-	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Tasco Holdings International, Inc. (the “Company”) was organized October 6, 1998, under the laws of the State of Delaware as Tasco International, Inc.

The Company is in the development stage. From October 6, 1998 to June 3, 2006 its activities have been limited to capital formation, organization, and development of its business plan to provide production of visual content and other digital media, including still media, 360-degree images, video, animation and audio for the Internet.

On June 3, 2006 the Company abandoned its efforts in the field of digital media production when it acquired 100% of the share capital of Bio-Matrix Scientific Group, Inc., a Nevada corporation. Bio-Matrix Scientific Group, Inc. (“BMSG”) is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEVELOPMENT STAGE

The Company is a development stage company that, through its wholly owned subsidiary, devotes substantially all of its efforts in the development of its plan to operate in the field of the development, manufacture and marketing of medical devices and the operation of cellular storage facilities, specifically stem cell banking facilities.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

Basic net earnings (loss) per share amounts is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 3. WARRANTS AND OPTIONS

As of June 30, 2006 there were no warrants or options outstanding to acquire any additional shares of common or preferred stock.

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expire six months from the date of execution of the agreement.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $38,616 during the period from October 6, 1998 (inception) through June 30, 2006. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management does not yet decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. INCOME TAXES

As of June 30, 2006

Deferred tax assets:
Net operating tax carry forwards	$5,792
Other	-0-
Gross deferred tax assets	5,792
Valuation allowance	(5,792)

Net deferred tax assets	$-0-

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006

NOTE 5. INCOME TAXES (continued)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. In addition, the acquisition of BMSG has resulted in a change of control. Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

1998 Net Operating Income	$295
1999 Net Operating Loss	367
2000 Net Operating Income	11,028
2001 Net Operating Loss	4,257
2002 Net Operating Loss	4,328
2003 Net Operating Loss	7,974
2004 Net Operating Loss	6,667
2005 Net Operating Loss (nine months)	3,700

Net Operating Loss	$38,616

As of June 30 , 2006 the Company has a net operating loss carry forward of approximately $38,616, which will expire 20 years from the date the loss was incurred.

NOTE 7. RELATED PARTY TRANSACTION

Office Services:

Until July 3, 2006, A former director has provided office services without charge Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Loan from related Party:

$5,300 was loaned to the Company from a related party without repayment terms and with no interest being charged. This Loan was forgiven as part of the Purchase Agreement involving Tosco’s purchase of Bio-Matrix Scientific Group Inc. (Nevada).

NOTE 8. COMMITMENTS AND CONTINGENCIES

On August 3, 2005, BMSG entered into an agreement to lease a 14,562 square foot facility for use as a cellular storage facility at a rate of $18,931 per month. The lease is for a period of five years commencing on December 1, 2005 and expiring on November 30, 2010. The lease contains a renewal option enabling the Company to renew the lease for an additional five years. There are no contingent payments which the Company is required to make. Lease payments schedules are following as:

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006

NOTE 8. COMMITMENTS AND CONTINGENCIES(continued)

Amounts
2006	$227,739
2007	234,562
2008	241,611
2009	248,864
2010	234,377
Total	$1,187,153

Since the signing of this lease, BMSG has been improving this facility and has made substantial progress toward creating a GMP (Good Manufacturing Practices) and GTP (Good Tissue Practices) compliant facility specifically designed for the cryogenic storage of stem cells, medical device engineering, stem cell research and stem cell specimen processing laboratories.

The Company expects to have the facility licensed by the State of California and registered with the FDA. Concurrently, the Company has been developing the policies and procedures needed for processing stem cells for cryogenic storage.

NOTE 9. STOCK TRANSACTIONS

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

On June 13, 2006, the Company cancelled 10,000,000 shares of common stock belonging to the Company’s former Chairman

On June 13, 2006, the Company issued 10,000,000 shares of common stock into Escrow in connection with the acquisition of BSMG.

As of June 30, 2006 the Company had 12,780,000 shares of its common stock issued and outstanding.

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006

NOTE 10. STOCKHOLDERS' EQUITY ( continued)

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2006:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
-0- shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized:
12,780,000 shares issued and outstanding.

NOTE 11. SUBSEQUENT EVENTS

On June 14, 2006, the Company and Bio-Matrix Scientific Group, Inc., a Delaware corporation (the “Seller”) entered into a Stock Purchase Agreement (the “Acquisition Agreement”).

Under the terms of the Acquisition Agreement and pursuant to a separate Escrow Agreement between the Company and the Seller, Tasco delivered to the Escrow Agent the sum of 10,000,000 shares of the Company’s common stock and other corporate and financial records and the Seller delivered to the Escrow Agent 25,000 shares of the common stock of BSMG., a Nevada corporation (the “Subsidiary”). As a part of the transaction and pursuant to the terms of the Acquisition Agreement and Stock Cancellation Agreement between the parties and John Lauring, the Company’s former Chairman and Chief Executive Officer, John Lauring returned 10,000,000 shares of the Company held and owned by him for cancellation.

On July 3, 2006, the Acquisition Agreement closed and Company acquired the twenty-five thousand (25,000) shares of the Common Stock of the Subsidiary from the Seller in exchange for the payment of the purchase price of 10,000,000 shares of the common stock of the Company and the 10,000,000 shares of the Company owned and held by John Lauring were returned to the Company for cancellation. In addition, all outstanding loans to the company were cancelled. At that time, the Escrow Agent released all stock certificates and certain other corporate and financial books and records held pursuant to the Escrow Agreement.

As a result of the Acquisition Agreement, the Subsidiary became a wholly owned subsidiary of the Company and the Seller became the holder of approximately 78.24% of the outstanding common stock of the Registrant.

Following the closing of the Acquisition Agreement and on June 14, 2006, the Company’s officers and directors resigned their positions and elected Dr. David R. Koos and Mr. Brian Pockett as in-coming Directors of the Registrant. Following their election and the reconstruction of the Board of Directors, the Registrant’s Board of Directors elected Dr. David R. Koos as Chief Executive Officer and President and Mr. Brian Pockett as Chief Operating Officer and Vice President on June 19, 2006.

On July 3, 2006, the Company the Company changed its principal offices from 23 Brigham Road, Worcester, MA 01609 to 8885 Rehco Road, San Diego, California 92121

Since the Company's acquisition of BMSG on July 3, 2006 $30,688.18 has been infused into BMSG from several sources in the form of loans. The loans, which carry an interest rate of 15% and are payable January 3, 2007, are obligations of the Company and are to be repaid in full by Tasco.

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expire six months from the date of execution of the agreement.

A related party loaned the Company $5,300 without repayment terms and with no interest being charged. This Loan was forgiven as part of the Purchase Agreement involving Tasco’s purchase of Bio-Matrix Scientific Group Inc. (Nevada).

On July 25, 2006 the Company adopted the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN which provides for the future issuance of up to 1,500,000 shares of Common Stock to eligible employees and consultants for services rendered.

TASCO HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006
NOTE 11. SUBSEQUENT EVENTS (continued)

These shares were registered with the Securities and Exchange Commission (“Commission”) on Form S-8 filed with the Commission on August 8, 2006.

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

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2006

Revenues were -0- for the quarter ending June 30, 2006 and -0- for the same quarter ending 2005. Operating Expenses were $1,831 for the three months ended June 30, 2006 and $275for the same period in 2005.

ACQUISITION OF WHOLLY OWNED SUSIDIARY

As of the acquisition of 100% of the share capital of Bio-Matrix Scientific Group, Inc. .(“BMSG”, a Nevada corporation) on July 3, 2006, Tasco Holdings International, Inc.(“Company”) has ceased all activities relating to its historical business and adopted the business plan of BMSG.

BMSG is developmental stage company engaged primarily in the cryogenic storage of stem cells and the development of medical devices used in live tissue transfer and stem cell research.

Through BMSG, the Company has developed a line of medical devices (approximately 192 disposable instruments for use in the plastic surgery field and stem cell research). The instruments are designed to be used to harvest adult stem cells from adipose (fat) tissue. The Company seeks to market and sell these instruments to plastic surgeons and to offer the patients of these plastic surgeons an opportunity to store stem cells derived from adipose tissue for future medical treatments. The Company has not conducted or obtained any independent evaluation of the efficacy or likely market interest in using these instruments. The Company’s evaluations have been limited to those conducted by Company management without the benefit of any independent or third party professional evaluation.

Through BMSG , the Company is currently constructing what it believes is a state-of-the art, FDA good manufacturing practices (cGMP) and good tissue practices (cGTP) compliant facility for the processing and cryo-storage (in liquid nitrogen) of adult stem cells. It anticipates that it will offer a similar service to expectant parents by offering to store their newborn’s cord blood stem cells as well. In undertaking these plans, it intend to offer such storage services at its planned facility. The planned facility is located at 8885 Rehco Road, San Diego, California 92121 and has approximately 15,000 square feet. The planned facility was acquired under a five year lease on December 1, 2005 at a current cost of $18,931 per month (plus certain common area costs). Under the terms of the lease, the lease term may be extended for an additional five year lease term at the then prevailing market prices.

All of the Company’s current plans and strategy have been developed solely by our officers and Directors.

PLAN OF OPERATION

As of June 30, 2006 the Company has $-0- cash on hand and current liabilities of $5,443, such liabilities consisting of loans from related parties which have since been forgiven as a part of the purchase agreement involving the Company’s acquisition of BMSG.

The Company feels it will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, the Company plans to fund its financial needs through operating revenues (which cannot be assured) and , if required, through equity private placements of common stock. (No plan of terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to the Company or at all.)

Over the next 12 months, the Company anticipates opening its stem cell bank and marketing its disposable stem cell / tissue management instruments. Furthermore, the Company expects to increase the total number of employees by 20 new hires.

Item 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2006 and ending June 30, 2006, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II.

Item 1: LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 13, 2006, the Company deposited 10,000,000 newly issued common shares into Escrow pursuant to a stock purchase agreement (“Agreement”) by and between the Company and Bio-Matrix Scientific Group, Inc (“Seller”) , a Delaware corporation.

Under the terms of the Agreement, the Company acquired all of the outstanding common stock of BMSG (at that time a wholly-owned subsidiary of the Seller) and the aforementioned 10,000,000 newly issued common shares were released to the Seller from Escrow at the closing of the acquisition (July 3, 2006).

The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares was 100% of the share capital of BMSG.

On July 17, 2006 the Company signed a public relations agreement with OTCFN (“PR Agreement)which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share (“OTCFN Options”). These options expire six months from the date of execution of the agreement.

The OTCFN Options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The OTCFN Options were offered directly through the management of the Company.

Consideration for the OTCFN OPTIONS was OTCFN’s entry into the PR Agreement and the performance of services by OTCFN pursuant to that PR Agreement.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Information Statement which was circulated to advise the stockholders of actions already taken by a majority of stockholders. This Information Statement (Schedule 14C) was filed, as corrected , with the Securities and Exchange Commission on August 8 , 2006 and is incorporated herein by reference.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tasc	o Holdings International Inc., a Delaware corporation

By:	/s/ David R. Koos David R. Koos
Chief Executive Officer
Date: August 11, 2006