Form 10KSB
period 2006-09-30
Bio-Matrix Scientific Group, Inc.
filed 2007-01-10
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2006

File Number:0-32201

BIO MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

8885 REHCO RD.SAN DIEGO CA	92121
(Address of principal executive offices)	(Zip Code)

(619) 398-3517 ext. 308
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

The issuer had no revenues for the year ended September 30, 2006.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Over-the-Counter on December 22, 2006: $1,850,827. The voting stock held by non-affiliates on that date consisted of 4,625,319 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of December 12, 2006:

    Common Stock: 16,399,909     Preferred Stock: 0

TABLE OF CONTENTS

PART I ......................................................................

PART II ......................................................................

PART III ......................................................................

SIGNATURES ......................................................................	41

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT HISTORICAL FACTS ARE “FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995), THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “BELIEVES, “EXPECTS, “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE PLANNED EFFORTS TO IMPLEMENT THE COMPANY’S BUSINESS PLAN, THE STATUS OF STEM CELL TECHNOLOGY, OUR PLANNED MEDICAL DEVICE PRODUCTS, AND ANY OTHER EFFORTS THAT THE COMPANY INTENDS TO TAKE IN AN ATTEMPT TO GROW THE COMPANY, ENHANCE SALES, ATTRACT & RETAIN QUALIFIED PERSONNEL, AND OTHERWISE EXPAND THE COMPANY’S BUSINESS ARE NOT HISTORICAL FACTS AND ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR BECAUSE OF THE CONTINUING RISKS AND UNCERTAINTIES FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS (OR SYSTEMATIC) RISK ASSOCIATED WITH AN EARLY STAGE COMPANY, UNSYSTEMATIC RISK, AND POLITICAL RISK. FURTHER, BECAUSE OF THE SMALL SIZE OF THE COMPANY, THE COMPANY’S LIMITED FINANCIAL AND MANAGERIAL RESOURCES AND THE CONTINUING COMPETITIVE PRESSURES AND UNCERTAINT REGULATORY ENVIRONMENT, ANY ONE OR MORE OF THESE AND OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. ALL REFERENCES TO “WE” OR “US” CONTAINED WITHIN THIS FORM 10-KSB REFER TO BIO MATRIX SCIENTIFIC GROUP, INC.

PART I
ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We were organized October 6, 1998, under the laws of the State of Delaware as Tasco International, Inc.

We are in the development stage.

From October 6, 1998 (the date of incorporation) of to October 19, 1999, we were in the business of marketing and selling hand-made jewelry and art objects on the Internet. We conducted no operations past the development stage and did not generate any revenues in this business.

From October 19, 1999 to July 3, 2006 (the date of Acquisition of BMXG) , we were in the business of providing production of visual content and other digital media, including still media, 360-degree images, video, animation and audio for the Internet.

Acquisition of Bio Matrix Scientific group, Inc., a Nevada corporation:

On June 14, 2006, we and Bio-Matrix Scientific Group, Inc., a Delaware corporation (the “Seller”) entered into a Stock Purchase Agreement (the “Acquisition Agreement”) to acquire 100% of Bio-Matrix Scientific Group, Inc., a Nevada corporation.

Under the terms of the Acquisition Agreement and pursuant to a separate Escrow Agreement between us and the Seller, we delivered to the Escrow Agent the sum of 10,000,000 shares of our common stock and other corporate and financial records and the Seller delivered to the Escrow Agent 25,000 shares of the common stock of Bio-Matrix Scientific Group, Inc., a Nevada corporation, its wholly owned subsidiary (“BMSG”). As a part of the transaction and pursuant to the terms of the Acquisition Agreement and Stock Cancellation Agreement between the parties and John Lauring, our former Chairman and Chief Executive Officer, John Lauring returned 10,000,000 shares of the Buyer held and owned by him for cancellation.

On June 14, 2006, our former officers and directors resigned their positions and elected Dr. David R. Koos and Mr. Brian Pockett as in-coming Directors. Following their election and the reconstruction of the Board of Directors, the Buyer’s Board of Directors elected Dr. David R. Koos as Chief Executive Officer and President and Mr. Brian Pockett as Chief Operating Officer and Vice President on June 19, 2006.

On July 3, 2006, the Acquisition Agreement closed and we acquired the twenty-five thousand (25,000) shares of the Common Stock of BMSG from the Seller in exchange for the payment of the purchase price of 10,000,000 shares of our common stock and the 10,000,000 shares of our common stock owned and held by John Lauring were returned to us for cancellation. At that time, the Escrow Agent released all stock certificates and certain other corporate and financial books and records held pursuant to the Escrow Agreement.

As a result of the Acquisition Agreement, BMSG is our wholly owned subsidiary. We abandoned our efforts in the field of digital media production when we acquired 100% of BMSG on July 3, 2006. BMSG is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities.

Through BMSG, we have developed a line of medical devices (approximately 192 disposable instruments for use in the plastic surgery field and stem cell research). The instruments are designed to be used to harvest adult stem cells from adipose (fat) tissue. We seek to market and sell these instruments to plastic surgeons and to offer the patients of these plastic surgeons an opportunity to store stem cells derived from adipose tissue for future medical treatments. We have not conducted or obtained any independent evaluation of the efficacy or likely market interest in using these instruments. Our evaluations have been limited to those conducted by our management without the benefit of any independent or third party professional evaluation.

Through BMSG , we are currently constructing what we believe is a state-of-the art, FDA good manufacturing practices (cGMP) and good tissue practices (cGTP) compliant facility for the processing and cryo-storage (in liquid nitrogen) of adult stem cells. We anticipate that we will offer a similar service to expectant parents by offering to store their newborn’s cord blood stem cells as well. In undertaking these plans, we intend to offer such storage services at our planned facility. The planned facility is located at 8885 Rehco Road, San Diego, California 92121 and has approximately 15,000 square feet. The planned facility was acquired under a five year lease on December 1, 2005 at a current cost of $18,931 per month (plus certain common area costs). Under the terms of the lease, the lease term may be extended for an additional five year lease term at the then prevailing market prices.

All of our current plans and strategy have been developed solely by our officers and Directors

BUSINESS OF THE ISSUER

PRINCIPAL PRODUCTS AND SERVICES
We are engaged primarily in

(a ) the cryogenic storage of stem cells and

(b) the development of medical devices used in live tissue transfer and stem cell research. Live tissue transfer is the process of harvesting, treating, and re-injecting tissue without damaging precious living cells, potentially increasing the chance of tissue surviving once transplanted to a donor site.

Stem Cell Bank
We are currently constructing what we believe to be a state-of-the art, FDA good manufacturing practices (cGMP) and good tissue practices (cGTP) compliant facility for the processing and cryo-storage (in liquid nitrogen) of adult stem cells. We anticipate that we will offer a similar service to expectant parents by offering to store their newborn’s cord blood stem cells as well. In undertaking these plans, we intend to offer such storage services at our planned facility. This facility is located at 8885 Rehco Road, San Diego, California 92121 and has approximately 15,000 square feet. The planned facility was acquired by our operating subsidiary under a five year lease on December 1, 2005 at a current cost of $18,931 per month (plus certain common area costs). Under the terms of the lease, the lease term may be extended for an additional five year lease term at the then prevailing market prices.

Medical devices

Through BMSG, we have developed a line of medical devices consisting of approximately 192 disposable instruments for use in the plastic surgery field and stem cell research. We seek to market and sell these instruments to plastic surgeons and to offer the patients of these plastic surgeons an opportunity to store stem cells derived from adipose tissue for future medical treatments.

BMXG has filed six provisional patent applications, one utility patent application and one international patent application. These are as follows:

A. Cannula - This provisional patent application was filed based on BMXG’s intellectual property and designs relating to tubular instruments used in stem cell harvesting and tissue transfers.

B. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMXG’s intellectual property relating to tubular instrument connectors used in conjunction with cannulae designed specifically for stem cell harvesting and tissue transfer procedures. These tissue transfer connectors will allow the transfer of tissue from a 20cc to a 3cc or 6cc or 12cc syringe for harvesting or tissue transfer procedures.

C. Syringe Clip - This provisional patent application was filed based on BMXG’s intellectual property relating to a locking device used with syringes which are connected to smaller size cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 3cc, 6cc, 12cc, and 20cc syringes. By locking the plunger in place it protects the harvested cells until processing.

D. Syringe Clip - This provisional patent application was filed based on BMXG’s intellectual property relating to a locking device used with syringes which are connected to larger sized cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 60cc syringe by locking the plunger it protects the harvested cell until processing.

E. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMXG’s intellectual property relating to the tubular instrumentation system used in stem cell harvesting and tissue transfer procedures. This transfer system is used to transfer human tissue from a 60cc syringe to a 35cc or 20cc syringe for tissue transfer.

F. Cannula Handle and Storage System - This provisional patent application was filed back on BMXG’s intellectual property relating to a locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures. This cannula handle will reduce hand and arm fatigue. The handle will allow a proper flow of tissue through the cannula using an aspirator or a pull syringe.

G. Tissue Transfer Cannula and Connectors - This utility patent application was filed based on BMXG’s previously filed provisional patent application relating to the aforementioned intellectual property pertaining to tubular instruments locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures.

H. Tissue Transfer Cannula and Connectors - This international utility patent application was filed in conjunction with the utility patent application mentioned in Item G

Veterinary Division

Since many of the medical devices we have developed can easily be used in veterinary applications, we plan to pursue opportunities in this field. Although the plans for this field are still evolving, initially we expect to only be involved in the cryogenic storage of animal stem cells. The veterinary specimens would be totally isolated from human specimens throughout the facility and stored in an entirely separate area and cryogenic storage container.

The veterinary division would market and sell its services through other companies already serving the veterinary market.

DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

We intend to market and sell our planned services to medical professionals and other companies that offer potential for commercial synergies. Our Subsidiary has entered into an agreement with Cord Blood America, Inc. (CBAI), whereby CBAI will market to potential clients our subsidiary’s services of adipose stem cell banking using the Subsidiary’s planned stem cell bank facility. Under this agreement, the Subsidiary has agreed to contract with Cord Blood America Inc. to marketing adult stem cell banking to its clients. This contract involves a sharing of fees charged on a 60 / 40 basis, with 60% of the fees going to us and 40% going to Cord Blood America.

Our marketing plan is fairly simple and our target market includes three segments: plastic surgeons, hospitals and medical schools. We intend to reach these three target markets through advertising and promotional efforts at medical related trade shows/conventions, online websites, trade publications and independent medical marketing entities. We have not yet commenced any marketing efforts to reach these targeted segments and we have not yet prepared a marketing budget. We are aware, however, that our current financial resources may limit our ability to fully promote the products and services that we plan to offer and we anticipate that we will need to develop and refine our marketing plans further before commencing these efforts.

The primary products and services we intend to offer are: (A) our medical devices (consisting of over 192 disposable instruments used in stem cell procedures / tissue transfer procedures) and (B) the services to be provided by our planned stem cell bank.

Cord Blood Banking

We have received an oral commitment from Body Cell (an independent marketer) to market cord blood storage services through pediatricians and consumers preparing for child birth. If we are successful in completing our planned facility (which will include a processing lab) and if we are able to successfully implement our business plan, we may be able to generate sales revenues from these services in the near future.

Body Cell is currently scheduled to launch its website in September 2006 and they have indicated that their web site will include an in-house telephone call center to handle incoming telephone calls, emails and faxes. They have also assured us that the call center will include support staff to respond to questions. Using this call center, Body Cell has indicated that they will seek to use it to market and sell cord blood storage and related services. If Body Cell is successful in implementing these services, we anticipate that we may be able enter into a definitive agreement with Body Cell and develop a potential revenue base in offering our planned cord blood storage services to their customers.

Adipose Derived Stem Cell Banking

We have also entered into an agreement with Cord Blood America Inc. (OTCBB: CBAI) to market the collection of adipose (fat) derived stem cells to plastic and cosmetic surgeons. It is anticipated upon roll-out, this relationship may offer us the opportunity to utilize as many as 28 independent out-side sales representatives already in the field. If these efforts are successful, we plan to initiate a new web-site that can take orders, provide information, and respond to questions from potential customers. We have not yet completed work on the design of this planned web site, but we anticipate that the design and development of the web site will require careful planning and careful coordination with Cord Blood America to ensure that our marketing plans can be implemented on a consistent basis.

Collection of adipose (fat) tissue from which stem cells may be harvested, must be done by a physician skilled in using a Stem Cell Collection Kit. While many physicians have experience in handling adipose (fat) tissue as a part of their practice as a plastic surgeon, we will need to assist and develop their understanding and preference for the use of our kit, instruments, and our stem cell storage services, if we are obtain a sufficient market interest in our planned products and services.

After the stem cells are collected, they are prepared for cryo-preservation and storage. In order to successfully harvest stem cells intended for cryo-preservation and storage, the instruments used must be clean and free of any contaminants. To ensure that the collection process meets these requirements and to prevent difficulties that may arise in cryo-preservation and storage, we intend to provide each surgeon who undertakes to collect the stem cells, with our Stem Cell Collection Kit after the patient has entered into an agreement with us to store their stem cells with us.

We anticipate that the marketing of our planned products and services will require that we complete several steps. First, we plan to introduce our Stem Cell Collection Kits to certain key physicians so as to allow them to become familiar with our kit, the instrumentation, and our line of products. Second, we anticipate that we will need to expend significant efforts to develop physician acceptance of our kit and instruments. Third, we will need to hire and train skilled marketing personnel to develop relationships with physicians that will serve to encourage physicians to use and recommend our services to their patients. We have not, as of this date, made any estimate for the amount of funds that will be needed to complete these marketing efforts or the anticipated time frame that will be required to implement these steps.

Stem Cell / Tissue Transfer Instrumentation

If we implement successfully the steps outlined above, we will look to develop loyalty among physicians who use our Stem Cell Collection Kit and attempt to convert them to use our complete instrumentation product line. We intend, as opportunities and our financial resources allow, to rely upon the 28 out-side CBAI sales representatives already in the field to show our complete product line (consisting of over 192 disposable instruments) to other physicians, hospitals, out patient surgery centers, and plastic surgery centers. This strategy may allow us many advantages to showcase our instruments for other procedures where there is a heighten concern for the risks of cross-contamination and the need for greater predictability in tissue manipulation. We also believe that our instruments may offer greater ease of use and clean up. These features may serve to make our instruments more attractive to physicians as it allows them and their staff to be more productive. We also believe that our disposable instruments may allow the medical service provider (such as a physician, hospital, or surgery center) an opportunity to directly charge the patient for instrumentation. This may offer an additional financial incentive to encourage physician usage and loyalty in using our instruments.

In addition to our planned website and direct marketing plans, we plan to attend trade shows and conventions to further introduce and promote our planned products and services. These trade shows and conventions will likely include meetings and conventions sponsored by such groups as the American Society of Plastic Surgeons Conventions, Orthopedic Surgery, and the AAPS Annual Meeting. These efforts will be primarily focused on introducing, establishing, building, and fostering relationships with the targeted segments of physicians, hospitals, surgery centers, plastic surgery centers, and other providers of medical services. These relationships will likely become critically important to us if are to develop a sufficient and sustainable revenue base for our company from the sale of our planned products and services.

We anticipate that if we are successful in introducing and developing loyalty for our planned products and services, we will need to expend significant financial resources ranging from $1,750,000 to $2,000,000 or more for advertising and marketing expenditures over a period of at least nine months to one year or longer. There are many variables and factors that may impact the time frame and the amount of expenditures that we will need to make to introduce and develop loyalty with our targeted segments. We may need to adjust our plans and devote a larger amount of funds to these efforts over a longer period of time if we are not able to generate a sufficient volume of product acceptance and repeat sales that will allow us to achieve these objectives. In the event that we are successful in achieving these objectives, we anticipate that it may take an additional eighteen to twenty four months or longer before we may be able to achieve profitability and positive cash flow, if at all. As we assess the cost to enter a new business, with all of the uncertainties and risks associated with the offering of new products and services, while also developing, testing, and implementing marketing plans for the offering of products and services that are new, we are aware that we may be facing an ever-changing competitive environment from other, larger, and well-established competitors that may force us to examine and revise our marketing plans.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

Stem Cell Bank

In August, 2005, BMSG signed a lease on a 14,562 sq. ft. facility. This facility, formerly occupied by the American Red Cross blood testing laboratories provides a significant infrastructure for the rapid establishment of Bio-Matrix’s core stem cell business. This facility will house state-of-the-art stem cell processing and storage laboratories

The cryogenic storage laboratories, comprising 1050 sq. ft. have been completed. A central external liquid nitrogen supply system is also now in place at the facility. In addition, the first of eight liquid nitrogen stem cell storage tanks have been installed and is under going testing and validation.

Adipose and cellular processing will be performed in Class 100 environments in our 400 sq. ft. Class 10,000 Modular Laboratory which was completed in October 2006. Cord blood processing will be done in Class 100 environments in Class 100,000 Laboratory. The facility also has an area for viability testing, preparatory, receiving, quarantine/ chemical storage, flow cytometry and microbiology.

To date, we have completed the following:

January 2006 - Installation and inspection of 2000 liter Perma-Cyl nitrogen tank complete.

February 2006 - Installation and testing of vacuum jacketed liquid nitrogen piping system complete.

February 2006 - California Medical Waste Management Plan is completed and accepted by the state of California.

March 2006 - Installation and validation of computer lock down system and air control monitors at Sorrento Mesa facility thus completing the Cryogenic Storage Laboratories.

June 2006 - Delivery, Installation testing and validation of CBS Isothermal liquid nitrogen vapor storage tank.

November 2006-Construction and installation of new Stem Cell Class 10,000 Processing Laboratory has been completed.

Medical Devices:

BMXG has filed six provisional patent applications, one utility patent application and one international patent application. These are as follows:

A. Cannula - This provisional patent application was filed based on BMXG’s intellectual property and designs relating to tubular instruments used in stem cell harvesting and tissue transfers.

B. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMXG’s intellectual property relating to tubular instrument connectors used in conjunction with cannulae designed specifically for stem cell harvesting and tissue transfer procedures. These tissue transfer connectors will allow the transfer of tissue from a 20cc to a 3cc or 6cc or 12cc syringe for harvesting or tissue transfer procedures.

C. Syringe Clip - This provisional patent application was filed based on BMXG’s intellectual property relating to a locking device used with syringes which are connected to smaller size cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 3cc, 6cc, 12cc, and 20cc syringes. By locking the plunger in place it protects the harvested cells until processing.

D. Syringe Clip - This provisional patent application was filed based on BMXG’s intellectual property relating to a locking device used with syringes which are connected to larger sized cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monojet 60cc syringe by locking the plunger it protects the harvested cell until processing.

E. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMXG’s intellectual property relating to the tubular instrumentation system used in stem cell harvesting and tissue transfer procedures. This transfer system is used to transfer human tissue from a 60cc syringe to a 35cc or 20cc syringe for tissue transfer.

F. Cannula Handle and Storage System - This provisional patent application was filed back on BMXG’s intellectual property relating to a locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures. This cannula handle will reduce hand and arm fatigue. The handle will allow a proper flow of tissue through the cannula using an aspirator or a pull syringe.

G. Tissue Transfer Cannula and Connectors - This utility patent application was filed based on BMXG’s previously filed provisional patent application relating to the aforementioned intellectual property pertaining to tubular instruments locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures.

H. Tissue Transfer Cannula and Connectors - This international utility patent application was filed in conjunction with the utility patent application mentioned in Item G

COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

We face intense and ever-changing competition from many other established local, regional and national companies. Many of these companies, such as Cryo-Cell International Inc., California Cryo-Bank, Cord Blood Registry, Inc. and Viacord are competitors who possess significantly greater financial, managerial, and marketing resources. Given our small size, changing technology, and our limited resources, the intensity of competition will likely continue for the foreseeable future. This may limit our ability to introduce and market our products, limit our ability to price our planned products and services, and, ultimately, our ability to generate and sustain sufficient sales revenues that would allow us to achieve profitability and positive cash flow.

These competitors have, in many cases, completed or implemented strategies that may provide them with a greater ability and a more diversified business strategy that will allow them to better respond to product and market changes and other variables in this new industry.

Competitive conditions and the industry structure are likely to further change as comparative technologies, cost factors, and regulatory issues develop. These and other risks and uncertainties are likely to have a continuing direct impact on the Registrant in implementing its business plan.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

We source materials from a variety of vendors as the materials required by us are widely available on competitive terms and conditions.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We have not, as of the date of this document, sold any products or services. We do not anticipate dependence on one or a few major customers upon commencement of sales.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

None

GOVERNMENT REGULATIONS

The U.S. Food and Drug Administration (FDA) regulations require that all human tissue and cellular products be manufactured according to Good Tissue Practice (cGTP). FDA code of Federal regulations 21 CFR part1271 was effective May 2005). As currently planned, the Registrant, through its Subsidiary, plans to manufacture human cellular based products for future, as yet undefined, medical treatments in accordance with this regulation. Good tissue practices requires that all tissue based and cellular products be manufactured to minimize the transmission of diseases including hepatitis and HIV. All tissue banks (including those banking cellular based products) must register with the FDA prior to commencement of such product manufacture and their associated services and be compliant.

We anticipate that we will be required to register with the FDA under the Public Health Service Act to satisfy the regulatory requirements involving the storage of stem cells and other tissue. These regulatory requirements apply to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. Stem cell banking is also subject to State Regulations. We will be applying initially for a California State License.

Registration with the FDA

Prior to registering, the Registrant and all building construction and laboratory infrastructure that are used in these activities must be complete as well having a comprehensive quality system in place compliant with FDA cGMP and cGTP regulations. The Registrant anticipates completing building and laboratory improvements near term and a compliant quality system will be in place also at this time, although there is no assurance that the Registrant will do so. FDA registration will occur on completion of the above and is considered complete at time of receipt and recording by this Agency.

California State licensure

If we are able to complete the construction and tenant improvements, and purchase and install the necessary equipment and fixtures at our planned facility, and to the extent that we are able, we will seek to obtain registration for licensure in the State of California simultaneously with that of the FDA. We anticipate that our registration will be complete upon receipt of the application and fees by the State of California Department of Health. We currently anticipate receiving necessary licenses from the State of California after the facility is inspected and approved. In that event, we anticipate that we may obtain a state license within approximately two to six weeks after receipt of application, based on our current assessments and the information we have received from Department of Health.

We are aware that despite these plans and the information that we have developed regarding regulatory and licensing requirements, regulatory and licensing requirements are subject to continuing changes. The U.S. Food and Drug Administration (FDA) regulates companies or other businesses engaged in the manufacture of human tissue or cellular products. Currently, these products must be manufactured in compliance with the FDA 21CFR part 1271. This regulation seeks to minimize the risk of transmission of diseases that can be transmitted due to transplantation or transfusion of human tissue or cellular products such as hepatitis and HIV. These Federal regulations may have an adverse impact on the current stem cell banking industry. There is significant cost associated with compliance to any code of Federal regulations (CFR). Only those companies that have the financial resources to implement and maintain comprehensive quality programs for both Good Manufacturing Processes (cGMPs) and Good Tissue Practice (cGTP) will be able to establish such a business. While we believe that our plans, if implemented successfully, will allow us to satisfy our obligations under these regulations, we cannot assure you that we will continue to satisfy federal and state regulatory requirements or that the cost of satisfying these and future regulatory requirements can be achieved without undue and unacceptable expense to us.

The environmental laws that impact us currently concern the following:

1. Disposition of biohazardous waste.

2. Emission control from an electricity generator to be installed for backup power at the planned facility.

Biohazardous waste (human tissue, blood and other body fluids) will be disposed of according to laws of the State of California. State licensed contactors will be used. The cost of biohazardous waste disposal is proportional to the weight of biohazardous material generated in a facility. It is estimated that in the start-up phase of our planned operations that the cost attributable to disposal of biohazardous waste will be approximately $1000 per month. No other waste material, such as chemical or radioactive waste will be generated at our planned facility.

The State of California requires that all electrical generators utilizing fossil fuels be in compliance with all State and local clean air requirements. A new generator will need to be installed at our planned facility that will comply with all Federal, State and local regulations. No significant budgetary impact is foreseen on the cost of acquisition of back-up power at our planned facility that will be in compliance with all local, State and Federal regulations.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

Evolving legislation may materially adversely affect our business. The Food and Drug Administration (FDA) regulates companies or other businesses engaged in the manufacture of human tissue or cellular products. These products must be manufactured in compliance with the FDA 21CFR part 1271. This regulation seeks to minimize the risk of transmission of diseases that can be transmitted due to transplantation or transfusion of human tissue or cellular products such as hepatitis and HIV. These Federal regulations may have an impact on the current stem cell banking industry. There is significant cost associated with compliance to any code of Federal regulations (CFR). Only those Companies that have the financial resources to implement comprehensive quality programs for both Good Manufacturing Processes (cGMPs) and Good Tissue Practice (cGTP) will be able to establish such a business. There is the possibility that other legislation may be enacted which will affect our business.

RESEARCH AND DEVELOPMENT

During the twelve months ended September 30, 2006, we expended $27,675 on research and development. During the twelve months ended September 30, 2005, we expended $0 on research and development

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of January 8 2007, we have eight total employees and eight full time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

In August, 2005, BMSG signed a lease on a 14,562 sq. ft. facility located at 8885 Rehco Rd., San Diego CA 92121. This facility houses our stem cell processing and storage laboratories as well as our executive offices.

The cryogenic storage laboratories, comprising 1050 sq. ft. have been completed. A central external liquid nitrogen supply system is also now in place at the facility. In addition, the first of eight liquid nitrogen stem cell storage tanks have been installed and is under going testing and validation.

Adipose and cellular processing will be performed in Class 100 environments in our 400 sq. ft. Class 10,000 Modular Laboratory which was completed in October 2006. Cord blood processing will be done in Class 100 environments in our Class 100,000 Laboratory. The facility also has an area for viability testing, preparatory, receiving, quarantine/ chemical storage, flow cytometry and microbiology.

To date, we have completed the following:

January 2006 - Installation and inspection of 2000 liter Perma-Cyl nitrogen tank complete.

February 2006 - Installation and testing of vacuum jacketed liquid nitrogen piping system complete.

February 2006 - California Medical Waste Management Plan is completed and accepted by the state of California.

March 2006 - Installation and validation of computer lock down system and air control monitors at Sorrento Mesa facility thus completing the Cryogenic Storage Laboratories.

June 2006 - Delivery, Installation testing and validation of CBS Isothermal liquid nitrogen vapor storage tank.

November 2006-Construction and installation of new Stem Cell Class 10,000 Processing Laboratory has been completed

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5 -MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Shares
Our common stock is traded on the OTCBB under the symbol "BMSN". Prior to September 5, 2006 our Common Stock traded under the symbol "THII".

2005 First Quarter Second Quarter Third Quarter Fourth Quarter 2006 First Quarter Second Quarter Third Quarter Fourth Quarter	High 3.55 3.25 3.00 3.00 3.19 2.00	Low 0.12 2.75 1.50 1.26 1.51 0.49

Holders
As of December 14, 2006 there were approximately 500 holders of our Common Stock

Dividends

No dividends were paid during the fiscal year ending September 30, 2006. We do not expect to declare dividends in the immediate future.

Recent Sales of Unregistered Equity Securities

On June 13, 2006, the Company issued 10,000,000 shares of common stock into Escrow in connection with the acquisition of BSMG. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The consideration for these shares was 100% of the outstanding share capital of BMSG.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On October 12, 2006, we issued 1,462,570 common shares of the Company to BMXP Holdings, Inc. in full satisfaction of the amount of $1,191,619 plus accrued and unpaid interest, owed to BMXP Holdings, Inc. by us. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

As further consideration to BMXP Holdings, Inc. Holdings Inc. for entering into this agreement with us whereby 1,462,570 common shares were to be issued in full satisfaction of debts owed (“Agreement”) and abiding by the terms and conditions thereof, at any time within a period of 365 days from the date of the Agreement, BMXP Holdings, Inc. shall have the right, upon written demand to the Company (“Registration Demand”), to cause us , within ninety days of the Registration Demand, to prepare and file with the United States Securities and Exchange Commission a registration statement to register under the Securities Act of 1933, as amended, 11,462,570 common shares of the Company (including the shares issued pursuant to this Agreement) owned by BMXP Holdings, Inc. (“Registerable Securities”), in order that the Registerable Securities may be distributed to BMXP Holdings, Inc. shareholders on a pro rata basis ( based on their ownership of common shares of the Company as of a Record Date to be determined by BMXP Holdings, Inc.), and use its reasonable best efforts to cause that registration statement to be declared effective by the SEC. This right may also be exercised by any entity to which BMXP Holdings, Inc. has transferred ownership of the Registerable Securities in trust for the BMXP Holdings, Inc. Record Shareholders

On December 5, 2006 we issued 1,391,935 shares of common stock to Bio-Technology Partners Business Trust which constituted full satisfaction of the amount of $246,744 plus accrued interest owed by the Company to Bio-Technology Partners Business Trust. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

ITEM 6- MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Our cash balance as of December 14, 2007 is $48,250. We anticipate that we will require at least $1,750,000 to $2,000,000 in additional financing or more to implement our business strategy over the next twelve months. While we have had discussions with potential sources of additional financing, we cannot assure you that we will be successful in obtaining additional capital, or if we obtain additional capital, that we can do so on reasonable terms.

Further and in the event that we obtain the additional financing to implement our strategy, we anticipate that it may take 12 to 18 months or more before we may able to develop sufficient sales revenue before operating and other losses may be minimal.

Our current plans are subject to change as we review and re-evaluate opportunities in the marketplace. However, in the event that we are successful in obtaining additional financing in sufficient amounts, if we are able to obtain additional financing on reasonable terms, and if we can successfully implement our business plan, we intend to undertake the following research and development activities over the period beginning in January, 2007 and ending twelve months thereafter:

1.) Refine instrumentation product line (including further development of veterinary instrumentation)
2.) Research and Development efficiency models for stem cell related cryogenic systems

These time frames and our objectives are subject to change as we review and re-evaluate market conditions and opportunities.

ITEM 7- FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
BIO-MATRIX SCIENTIFIC GROUP, INC.
(FORMERLY TASCO INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEET OF BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY (FORMERLY TASCO INTERNATIONAL, INC.) (A DEVELOPMENT STAGE “COMPANY”) AS OF SEPTEMBER 30, 2006 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, CHANGES IN SHAREHOLDERS’ EQUITY AND CASH FLOWS FOR THE YEAR THEN ENDED, AND FOR THE PERIOD FROM OCTOBER 6, 1998 (INCEPTION) TO SEPTEMBER 30, 2006. THESE CONSOLIDATED FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY’S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE CONSOLIDATED FINANCIAL STATEMENTS BASED ON OUR AUDIT. THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF SEPTEMBER 30, 2005, AND FOR THE PERIOD FROM OCTOBER 6, 1998 (INCEPTION) TO SEPTEMBER 30, 2005 WERE AUDITED BY OTHER AUDITORS WHOSE REPORT DATED DECEMBER 28, 2005, EXPRESSED AN UNQUALIFIED OPINION ON THOSE STATEMENTS. THEIR REPORT INCLUDED AN EXPLANATORY PARAGRAPH REGARDING GOING CONCERN.

WE CONDUCTED OUR AUDIT IN ACCORDANCE WITH THE STANDARDS OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (UNITED STATES). THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDIT PROVIDES A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE CONSOLIDATED FINANCIAL POSITION OF BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY AS OF SEPTEMBER 30, 2006, AND THE RESULTS OF ITS OPERATION AND ITS CASH FLOWS FOR THE YEAR THEN ENDED AND FOR THE PERIOD FROM 6, 1998 (INCEPTION) TO SEPTEMBER 30, 2005 IN CONFORMITY WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE 5 TO THE CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY’S LOSSES FROM OPERATIONS RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

S/CHANG G.PARK
_______
CHANG G. PARK, CPA

JANUARY 4, 2007
SAN DIEGO, CA. 91910

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Balance Sheets

	As of	As of
	September 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash	$22,641	$-
Prepaid expenses	20,207	-
Total Current Assets	42,848	-
Property & Equipment, net	340,557	-
Other Asset-Security deposit	29,127	-
TOTAL ASSETS	$412,532	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$91,079	$1,743
Loan from former parent	1,195,196	-
Notes payable	148,952	-
Accrued taxes	16,460	-
Accrued interest	1,368	-
Total Current Liabilities	1,453,055	1,743
TOTAL LIABILITIES	1,453,055	1,743

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value authorized 20,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock, ($.0001 par value authorized 80,000,000 shares authorized; 13,385,000 and 12,780,000 shares issued and outstanding as of September 30, 2006 and 2005)	1,339	1,278
Additional paid-in capital	30,375,584	31,895
Deficit accumulated during development stage	(31,417,446)	(34,916)
Total Stockholders' Equity (Deficit)	(1,040,523)	(1,743)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$412,532	$-

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Statements of Operations
	Year Ended September 30, 2006	Year Ended September 30, 2005	October 6, 1998 (inception) through September 30, 2006

Revenues
Revenues	$-	$-	$1,000

Total Revenues	-	-	1,000

Cost and expenses
Research and development	27,675		27,675
General and administrative	790,754	6,667	826,695
Depreciation and amortization	333		333
Consulting and professional fees	790,635		790,635
Impairment of goodwill and intangible assets	29,777,222	-	29,777,222

Total cost and Expenses	31,386,619	6,667	31,422,560

Other Income & (Expenses)
Cancellation of debts	5,443		5,443
Interest income	14		39
Interest expense	(1,368)	-	(1,368)

Total Other Income & (Expenses)	4,089	-	4,114

Net Loss	$(31,382,530)	$(6,667)	$(31,417,446)

Basic loss per share	$(2.45)	$(0.00)

Weighted average number of
common shares outstanding	12,820,493	12,780,000

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
From October 6, 1998 (inception) through September 30, 2006
	Common Stock	Common Stock Amount	Additional Paid - in Capital	Deficit Accumulated During Development Stage	Total

Stock issued for cash on October 6,
1998 @ $0.0001 per share	1,000,000	$100	$(90)	$-	$10

Stock issued for cash on October 9,
1998 @ $0.0001 per share	1,300,000	130	1,170	-	1,300

Stock issued for cash on October 12,
1998 @ $0.0001 per share	190,000	19	171	-	190

Stock issued for cash on April 1,
1999 @ $0.0001 per share	290,000	29	261	-	290

Net loss, October 6, 1998 (inception)
through September 30, 1999				(295)	(295)

Balance, September 30, 1999	2,780,000	278	1,512	(295)	1,495

Stock issued for cash on October 19,
1999 @ $0.01 per share	10,000,000	1,000	9,000		10,000

Net loss, October 1, 1999 through
September 30, 2000				(367)	(367)

Balance, September 30, 2000	12,780,000	1,278	10,512	(662)	11,128

Net loss, October 1, 2000 through
September 30, 2001				(11,028)	(11,028)

Balance, September 30, 2001	12,780,000	1,278	10,512	(11,690)	100

Net loss, October 1, 2001 through
September 30, 2002				(4,257)	(4,257)

Balance, September 31, 2002	12,780,000	1,278	10,512	(15,947)	(4,157)

Net loss, October 1, 2002 through
September 30, 2003				(4,328)	(4,328)

Balance, September 30, 2003	12,780,000	1,278	10,512	(20,275)	(8,485)

Contributed capital			12,362		12,362

Net loss, October 1, 2003 through
September 30, 2004				(7,974)	(7,974)

Balance, September 30, 2004	12,780,000	1,278	22,874	(28,249)	(4,097)

Contributed capital			9,021		9,021

Net loss, October 1, 2004 through
September 30, 2005				(6,667)	(6,667)

Balance, September 30, 2005	12,780,000	$1,278	$31,895	$(34,916)	$(1,743)

Stock cancelled June 13, 2006	(10,000,000)	(1,000)	-		(1,000)

Stock issued June 13, 2006	10,000,000	1,000	28,999,000		29,000,000

Stock issued for services	305,000	31	759,719		759,750

Stock issued for compensation	300,000	30	584,970		585,000

Net loss, October 1, 2005 through
September 30, 2006				(31,382,530)	(31,382,530)

Balance, September 30, 2006	13,385,000	$1,339	$30,375,584	$(31,417,446)	$(1,040,523)

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Year Ended September 30, 2006	Year Ended September 30, 2005	October 6, 1998 (inception) through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(31,382,530)	$(6,667)	$(31,417,446)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and intangible asset	29,777,222		29,777,222
Depreciation expense	333	-	333
Stock issued for compensation	585,000	-	585,000
Stock issued for services	759,750	-	759,750
Cancellation of debts	(5,443)		(5,443)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(20,207)	-	(20,207)
Increase (Decrease) in Accounts Payable	89,336	(2,669)	91,079
Increase (Decrease) in Accrued Expenses	17,828	-	17,828
( Increase) Decrease in Deposits	(29,127)	-	(29,127)

Net Cash Provided by (Used in) Operating Activities	(207,838)	(9,336)	(241,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(340,890)	-	(340,890)
Purchases of Intangible assets	(29,777,222)	-	(29,777,222)

Net Cash Provided by (Used in) Investing Activities	(30,118,112)	-	(30,118,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-		1,278
Additional paid in Capital	29,004,443	9,021	29,036,338
Principal borrowings on notes	148,952	-	148,952
Net borrowings from related parties	1,195,196	-	1,195,196

Net Cash Provided by (Used in) Financing Activities	30,348,591	9,021	30,381,764

Net Increase (Decrease) in Cash	22,641	(315)	22,641

Cash at Beginning of Year	-	315	-

Cash at End of Year	$22,641	$-	22,641
Supplemental Cash Flow Disclosures:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$800	$800	$800

Significant non cash disclosure items:	-
Stock issued for services and compensation	1,344,750		1,344,750
Increase in goodwill and intangible assets	29,777,222		29,777,222

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio-Matrix Scientific Group, Inc. (“Company”) was organized October 6, 1998, under the laws of the State of Delaware as Tasco International, Inc.

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

Bio-Matrix Scientific Group, Inc. (“BMSG”) is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities. BMSG is the Company’s only subsidiary and operating entity at this time.

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

C. DEVELOPMENT STAGE

The Company is a development stage company that, through its wholly owned subsidiary devotes substantially all of its efforts in the development of its plan to operate in the field of the development, manufacture and marketing of medical devices and the operation of cellular storage facilities, specifically stem cell banking facilities.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

D. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

E. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Expenditures that enhance the value of property and equipment are capitalized.

The Company has depreciated property and equipment by the straight-line method over the useful life.

F. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

G. BASIC EARNINGS (LOSS) PER SHARE

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

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

H. VALUATION OF GOODWILL

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired. The Company performed an evaluation of goodwill and intangible assets in the fourth quarter of the twelve months ended September 30, 2006 which resulted in impairment charges of $29, 777,222.

NOTE 3. Property and equipment

Property and equipment as of September 30, 2006 consists of the following:

	2006
Acquisition cost:
Production Equipment	US$	93,315
Production Cleanroom		56,917
Leasehold improvement		185,482
Office equipment		3,057
Computer		2,668
Subtotal		341,439
Less accumulated depreciation		882
Total	US$	340,557

NOTE 4. WARRANTS AND OPTIONS

As of September 30, 2006 there were no warrants or options outstanding to acquire any additional shares of common or preferred stock.

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expire six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $31,417,446during the period from October 6, 1998 (inception) through September 30 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of September 30, 2006

Deferred tax assets:
Net operating tax carry forwards	$10,989,122
Other	0

Gross deferred tax assets	10,989,122
Valuation allowance	(10,989,122)

Net deferred tax assets	$0

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

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

1998 Net Operating Loss	$(295)
1999 Net Operating Loss	(367)
2000 Net Operating Loss	(11,028)
2001 Net Operating Loss	(4,257)
2002 Net Operating Loss	(4,328)
2003 Net Operating Loss	(7,974)
2004 Net Operating Loss	(6,667)
2005 Net Operating Loss	(31,382,530)

Net Operating Loss	$(31,417, 446)

As of September 30, 2006 the Company has a net operating loss carry forward of approximately $31,417, 446, which will expire 20 years from the date the loss was incurred.

NOTE 8. RELATED PARTY TRANSACTION

Until July 3, 2006, a former director has provided office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The Company was loaned $5,300 from a related party without repayment terms and with no interest being charged. This Loan was forgiven as part of the Purchase Agreement involving the Company’s purchase of Bio-Matrix Scientific Group Inc. (Nevada).

On July 3, 2006, the Company acquired 100% of the share capital of BMSG from BMXP Holdings, Inc., formerly named Bio Matrix Scientific Group, Inc. (See Note 12).

David R. Koos, the Chairman, CEO and President of the Company, is, and at the time of the acquisition was, the Chairman and Chief Executive Officer of BMXP Holdings Inc. as well as beneficial owner of 24% of the share capital of BMXP Holdings, Inc. Brian Pockett, Vice President, COO and Director of the Company, is , and at the time of the acquisition was, Chief Operating Officer, Managing Director and a Director of BMXP Holdings Inc. as well as beneficial owner of 14% of the share capital of BMXP Holdings, Inc.

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

On April 1, 1999, the Company issued 290,000 shares of common stock for cash at $0.01 per share.

On October 19, 1999, the Company issued 10,000,000 shares of common stock for cash at $0.01 per share.

On June 13, 2006 the Company cancelled 10,000,000 shares of common stock belonging to the Company’s former Chairman

On June 13, 2006 the Company issued 10,000,000 shares of common stock into Escrow in connection with the acquisition of BSMG.

On August 28, 2006 the Company issued 300,000 shares of common stock to consultants for services. Initially, 600,000 shares were issued in error, and 300,000shares were subsequently cancelled October 17, 2006.

On September 14, 2006 the Company issued 300,000 shares of common stock to management pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On September 14, 2006 the Company issued 5,000 shares of common stock to consultants for services.

On October, 6, 2006 the Company issued 8,850 shares of common stock to consultants for services.

On October 12, 2006, the Company shall issued 1,462,570 common shares of the Company to BMXP in full satisfaction of the amount of $1,191,619 plus accrued and unpaid interest, owed to BMXP Holdings, Inc. by the Company.

On November 10, 2006 the Company issued 100,000 shares of common stock to management pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

On October 11, 2006 the Company issued 43,000 shares of common stock to consultants for services.

On December 5, 2006 the Company issued 8,554 shares of common stock to a consultant for services.

On December 5, 2006 the Company issued 1,391,935 shares of common stock to Bio-Technology Partners Business Trust which constituted full satisfaction of the amount of $246,744 plus accrued interest owed by the Company to Bio-Technology Partners Business Trust.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0- shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 13,385,000 shares issued and outstanding.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

2006	$ 227,739
2007	$ 234,562
2008	$ 241,611
2009	$ 248,864
2010	$ 234,377
Since the signing of this lease, BMSG has been improving this facility and has made substantial progress toward creating a cGMP (Good Manufacturing Practices) and cGTP (Good Tissue Practices) compliant facility specifically designed for the cryogenic storage of stem cells, medical device engineering, stem cell research and stem cell specimen processing laboratories.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

The Company expects to have the facility licensed by the State of California and registered with the FDA. Concurrently, the Company has been developing the policies and procedures needed for processing stem cells for cryogenic storage.

NOTE 12. ACQUISITION OF BIO-MATRIX SCIENTIFIC GROUP (NEVADA).

On June 14, 2006, the Company and Bio-Matrix Scientific Group, Inc., a Delaware corporation (the “Seller”) entered into a Stock Purchase Agreement (the “Acquisition Agreement”).

Under the terms of the Acquisition Agreement and pursuant to a separate Escrow Agreement between the Company and the Seller, The Company delivered to the Escrow Agent the sum of 10,000,000 shares of the Company’s common stock and other corporate and financial records and the Seller delivered to the Escrow Agent 25,000 shares of the common stock of BSMG., a Nevada corporation (the “Subsidiary”). As a part of the transaction and pursuant to the terms of the Acquisition Agreement and Stock Cancellation Agreement between the parties and John Lauring, the Company’s former Chairman and Chief Executive Officer, John Lauring returned 10,000,000 shares of the Company held and owned by him for cancellation.

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

On July 3, 2006, the Company changed its principal offices from 23 Brigham Road, Worcester, MA 01609 to 8885 Rehco Road, San Diego, California 92121

NOTE 13. TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On July 25, 2006 the Company adopted the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATIONPLAN (“the Plan”) which provides for the issuance of up to 1,500,000 authorized but unissued shares of Common Stock to eligible employees and consultants for services rendered (“Award Shares” or “Awards”). These Award Shares were registered with the Securities and Exchange Commission (“Commission”) on Form S-8 filed with the Commission on August 8, 2006. This Plan shall terminate on July 15, 2016.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

Award Shares may be issued to Eligible Persons (The term "Eligible Person" means any natural person who, at a particular time, is an employee, officer, director, consultant, or advisor of the Company or any Parent or Subsidiary of the Company; provided that, in the case of consultants or advisors such services are not in connection with the offer and sale of securities in a capital-raising transaction and /or such services are not intended to directly or indirectly promote or maintain a market for the Company ’s securities) in any of the following instances:

(i) as a bonus for services previously rendered and compensated, in which case the recipient of the Award Shares shall not be required to pay any consideration for such Award Shares, and the value of such Award Shares shall be the Fair Market Value of such Award Shares on the date of grant; or

(ii) as compensation for the previous performance or future performance of services or attainment of goals, in which case the recipient of the Award Shares shall not be required to pay any consideration for such Award Shares (other than the prior performance of his services or the assumption of the obligation of future performance of services ).

The Plan is currently administered by the Plan Committee, which currently consists of the entire Board of Directors of the Company, and which has sole and absolute discretion to interpret and determine the effect of all matters and questions relating to this Plan.

The Plan Committee has the full and final authority in its sole discretion, at any time and from time-to-time, subject only to the express terms, conditions and other provisions of the Articles of Incorporation of the Company and this Plan, and the specific limitations on such discretion set forth herein, to:

(i) Designate the Eligible Persons or classes of Eligible Persons eligible to receive Awards from among the Eligible Persons;

(ii) Grant Awards to such selected Eligible Persons or classes of Eligible Persons in such form and amount (subject to the terms of the Plan) as the Plan Committee shall determine;

(iii) Interpret the Plan, adopt, amend and rescind rules and regulations relating to the Plan, and make all other determinations and take all other action necessary or advisable for the implementation and administration of the Plan; and

(iv) Delegate all or a portion of its authority to one or more directors of the Company who are executive officers of the Company, subject to such restrictions and limitations (such as the aggregate number of shares of Common Stock that may be awarded) as the Plan Committee may decide to impose on such delegate directors.

As of September 30, 2006, 605,000 shares have been issued pursuant to the Plan*

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

Number of
Shares
Twelve months ended September 30, 2006:

Granted	605,000*

Remaining shares available for issuance under the Plan as of September 30, 2006	895,000

*Does not include 300,000 shares which were issued erroneously and subsequently cancelled

As of December 11, 2006, an additional 85,404 common shares were issued pursuant to the Plan.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)
NOTE 14. SUBSEQUENT EVENTS

Between August 24, 2006 and November 10, 2006, the Company borrowed $246,744 from Bio-Technology Partners Business Trust. These loans carried interest at the rate of 10% and were due and payable in accordance with the following schedule:

August 23, 2007
August 24, 2007
August 30, 2007
August 30, 2007
September 5, 2007
September 7, 2007
September 12, 2007
September 13, 2007
September 13, 2007
September 21, 2007
September 28, 2007
September 28, 2007
October 5, 2007
October 11, 2007
October 11, 2007
October 12, 2007
October 18, 2007
November 8, 2007
November 9, 2007

$23,683.00
$16,667.21
$ 7,077.59
$26,122.00
$ 787.50
$ 7,269.87
$ 1,900.00
$12,085.72
$ 6,128.93
$ 2,200.00
$ 6,075.50
$28,754.53
$23,751.63
$14,000.00
$ 6,120.57
$ 982.12
$ 7,186.15
$52,051.90
$ 3,900.00

On October 11, 2006, the Company entered into an Agreement with BMXP Holdings, Inc (“BMXP”) (“Agreement”) whereby the Company shall issue to BMXP 1,462,570 common shares of the Company on or prior to October 12, 2006. This issuance will constitute full satisfaction of the amount of $1,191,619 plus any accrued and unpaid interest, owed to BMXP by the Company.

As further consideration to BMXP for entering into this Agreement and abiding by the terms and conditions thereof, at any time within a period of 365 days from the date of the Agreement, BMXP shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States Securities and Exchange Commission (“SEC”) a registration statement to register under the Securities Act of 1933, as amended, 11,462,570 common shares of the Company (including the shares issued pursuant to this Agreement) owned by BMXP (“Registerable Securities”), in order that the Registerable Securities may be distributed to BMXP shareholders on a pro rata basis ( based on their ownership of common shares of the Company as of a Record Date to be determined by BMXP), and use its reasonable best efforts to cause that registration statement to be declared effective by the SEC. This right may also be exercised by any entity to which BMXP has transferred ownership of the Registerable Securities in trust for the BMXP Record Shareholders

On December 5, 2006 the Company issued 1,391,935 shares of common stock to Bio-Technology Partners Business Trust which constituted full satisfaction of the amount of $246,744 plus accrued interest owed by the Company to Bio-Technology Partners Business Trust. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2006 Armando C Ibarra, CPA (“Ibarra”), the independent accountant who was engaged previously to audit our financial statements, declined to stand for re-election as our independent accountant.
Ibarra’s report of our financial statements for the fiscal years ended September 30, 2004 and September 30, 2005 did not contain any adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. The audit reports prepared by Ibarra for the fiscal years ending September 30, 2005 and 2004 contained a paragraph with respect to the Company's ability to continue as a going concern.

During the most recent fiscal years ended September 30, 2005 and 2004 and through the date of Ibarra’s decision not to stand for re-election as our independent accountant, there were no disagreements with Ibarra on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company's most recent fiscal year and the subsequent interim period preceding Ibarra’s decision not to stand for re-election.

Ibarra’s decision not to stand for re-election was not recommended or approved by the Board of Directors, nor was such approval or recommendation required.

(b) Effective on August 7, 2006 the firm of Chang G. Park, CPA (“Park”) was engaged to serve as the new principal accountant to audit the Company's financial statements.

The engagement of Park as the new principal accountant to audit the Company's financial statements was approved by the Board of Directors of the Company.

During the Company's most recent fiscal year, and the subsequent interim period prior to engaging Park, neither the Company (nor someone on its behalf) consulted Park regarding any matter.

ITEM 8A- CONTROLS AND PROCEDURES

Based on his evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer, David Koos, has concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B - OTHER INFORMATION

Not Applicable

PART III

ITEM 9- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and executive officers

The following table sets forth certain information regarding the current Directors and Executive Officers of the Company as of December 12, 2006. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.
Name	Age	Position
David R. Koos	47	Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO
Brian Pockett	53	Vice President and COO, Director

David R. Koos, PhD & DBA (47) - Chairman and CEO, Secretary,  Acting CFO

Dr. Koos has served as our CEO, President, Secretary, and Acting CFO since June 19, 2006, and as Chairman of our board of Directors since June 14, 2006. Over the past five years, Dr. Koos either is currently, or has previously  been employed as: Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer of both BMXP Holdings, Inc. and BMSG (December 6, 2004 to Present) , Managing Director & President of Cell Source Research Inc. (December 5, 2001 to Present) Managing Director & President of Venture Bridge Inc.( November 21, 2001 to Present) Board Member, Chief Financial Officer & Secretary of Cell Bio-Systems Inc., a New York corporation currently operating under the name Franklin Scientific, Inc. (July 17, 2003 to December 1, 2003) and as a Registered Representative of Amerivet Securities, Inc. (March 31, 2004 to Present and also from November, 2000 to May, 2002). In addition, Dr. Koos has been involved with investment banking, venture capital, and investor relations for the past 20 years. He has worked with several major Wall Street Investment Banks and was a Vice-President of Investments with Sutro & Co., Everen Securities and Dean Witter. Dr. Koos holds the following securities licenses: NASD Series 7 (General Securities), and Series 24 (Securities Managing Principal).

Dr. Koos' educational background includes two doctoral degrees. His first doctorate is a Doctor of Philosophy degree (PhD) in Economic Sociology (2003). Dr. Koos’ PhD studies in Sociology were done at the University of California, Riverside, which he left prior to completing his Ph.D. degree.

Dr. Koos completed his PhD studies at Atlantic International University (a non-accredited institution based in Honolulu, Hawaii) where he was allowed 120 units in transfer credits in support of being admitted on an ABD (All But Dissertation) basis for a joint PhD/DBA program.  Subsequent to the transfer credits, he completed an additional 91 units at Atlantic International University. His dissertation for his Ph.D. in Sociology, “Examining the Efficacy of Telemarketing Fundraisers as a Venture Capital Alternative in the Biotechnology Industry: A Case Study of Cell Bio-Systems, Inc” focused on applied research in Telemarketing and Venture Capital Fundraising and is available directly through Atlantic International University.  His second doctorate, a Doctor of Business Administration (DBA), specialized in Corporate Finance (2003), focusing on the process of Public Trading, Direct Public Offerings and Synthetic Reverse Mergers. Both of these degrees are the result of studies and research completed through Atlantic International University (a non-accredited institution). The dissertation for Dr. Koos’ D.B.A. in Finance was titled “De-Coupling A Reverse Merger to facilitate a Direct Public Offering’s Time to Market:  A Case Study Testing the value of a Synthetic Reverse Merger in Achieving Public Trading Status”. Prior to obtaining these two doctoral degrees, Dr. Koos received a Master of Arts degree in the Economic Sociology from the University of California, Riverside, California (1983). Currently, Dr. Koos is pursuing a PhD in Business Administration with an emphasis on Financial Management through Northcentral University, an accredited distance learning institution located in Prescott, Arizona. David R. Koos, our Chief Executive Officer, has been the subject of the following securities related regulatory actions:

On June 26 - 28 of 2001 the New York Stock Exchange (NYSE) held an administrative hearing panel regarding Mr. David Koos’ handling of a client’s account while he was at Everen Securities. Mr. Koos has not been employed by Everen over the last five years.  The panel found Mr. Koos had engaged in excessive, unsuitable and discretionary trading in a client’s account.  The NYSE found Mr. Koos guilty of the aforementioned and suspended him from association with the NYSE and its affiliates for a period of 9 months.  On appeal, the Enforcement Division requested the suspension be 18 months, which was upheld by the Appeal Board.

The suspension began on May 10, 2002 at the close of business and lasted until November 10, 2003. The NYSE took no further action at the end of the suspension. David Koos’ securities licenses (NASD Series 7  and Series 24 ) were re-instated with Amerivet Securities Inc. on March 31, 2004.   Amerivet’s business is currently on hold as the CEO is on deployment in Iraq.

On December 7, 1999 First Union Securities (formerly known as Everen Securities) and Thomas Monahan settled with Dr. Jan Yanda for the sum of $55,000. The claim made by Dr. Yanda to the NASD (Case # 98-03797) was that Mr. Monahan and his then partner David Koos mishandled her account in failing to correctly advise her on the liquidation of an annuity contract. Dr. Yanda asserted that she was not aware of any tax consequences in withdrawing funds from her annuity.  Mr. Koos was named as a result of being in a then partnership with Mr. Monahan while they worked together at Everen Securities. In the terms of the settlement, $55,000 was paid to Dr. Yanda by First Union Securities (formerly Everen Securities) At the time the claim was filed, David Koos was no longer working for First Union Securities (formerly known as Everen Securities).  The matter was fully settled by First Union Securities (formerly Everen Securities) and there are no outstanding issues in this matter.

Education:

PhD - Business Administration (Financial Management) - In Process
Northcentral University - Prescott, Arizona
Fully Accredited University

DBA - Finance (December 2003)
Atlantic International University
Non-Accredited University
PhD - Sociology (Economic Sociology - September 2003)
Atlantic International University
Non-Accredited University

MA - Sociology (Economic Sociology - June 1983)
University of California - Riverside, California
Fully Accredited

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006(Secretary) to Present

Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer	Frezer Inc.	May 2, 2005 to Present

Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer	BMXP Holdings, Inc. BMSG	December 6, 2004 to Present

Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present

Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present

Member of the Board of Directors, Chief Financial Officer & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003

Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to Present (Previously employed: November, 2000 to May, 2002)

* Amerivet Securities Inc. is currently not active as the Chief Executive Officer is on deployment in Iraq through the U.S. Army Reserves.

Brian Pockett (53) - Managing Director and COO

Brian Pockett has served our Vice President and COO since June 19, 2006 and as a Director since June 14, 2006. Mr. Pockett has over twenty-nine years of professional experience in operations, marketing, sales, financial and grant development.  Prior to assuming his positions with us, Mr. Pockett founded PD&C, a private consulting firm and has served as a consultant to some of the largest companies in North America including Disney, SONY, Nintendo, Acclaim Entertainment and UFO.   Mr. Pocket has not been affiliated with PD&C during the past five years.  The scope of client projects expanded into the areas of global distributing, product development, commercialization, investment and intellectual properties. Mr. Pockett served as an Executive Vice President of Operations for Metropolis Publications and as Sr. Vice President of Marketing and Sales for Slawson Communications.

Education:

Ordination - Ordained Minister
Crestmont College - Rancho Palos Verdes, CA (Accredited thru Azusa Pacific University)
June 11, 1979

Advanced Teachers Training Certificate
Crestmont College - Rancho Palos Verdes, CA
Evangelical Teachers Training Association
June 11, 1979

Associate of Arts - Business

Azusa Pacific University - Azusa, CA
June 1977

Christian Education Administration Certificate
George Fox College - Portland, OR
June 1983

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Vice President, COO and Director	Bio-Matrix Scientific Group, Inc.	June 19, 2006 (Vice President and COO) to Present June 14, 2006 (Director) to Present
Managing Director & Chief Operating Officer	Frezer Inc.	May 2, 2005 to Present

Managing Director & Chief Operating Officer	BMXP Holdings, Inc. BMSG	December 6, 2004 to Present
Business Development Consultant	Cell Bio-Systems Inc. (New York)	April 1, 2003 to November 30, 2004
Sales & Marketing Consultant	North County Times	July 1, 2002 to March 15, 2003
Independent Magazine Contractor	DaVinci	January 1, 2000 to June 30, 2002
Independent Magazine Contractor Independent Magazine Contractor	Digital Diner Shock Waves	January 1, 2000 to June 30, 2002 January 1, 2000 to June 30, 2002

Significant Employees

Geoffrey O'Neill, PhD (57) - Chief Scientific Advisor

Since August 9, 2006, Dr. Geoffrey O’Neil, is an independent contractor and not as an employee, has served as our Chief Scientific Advisor.

Dr. Geoffrey O'Neill received his Ph.D. in Immunology from the University of Glasgow in 1973.

In 1974, he undertook post-doctoral training under the guidance of Dr. Robert A Good (who performed the first bone marrow transplantation in a patient with immunodeficiency) at Memorial Sloan-Kettering Cancer Center in New York. Dr. O'Neill's field of study at Sloan-Kettering was transplantation immunobiology. Dr. O'Neill was a Research Fellow with Dr. Robert A. Good from 1974 - 1976. No formal certification of this training was provided to any of Dr. Good's Fellows.

In 1982, Dr. O'Neill was the recipient of the Jean Julliard Prize for Outstanding Research. This Award was granted by the International Society of Blood Transfusion, presented in Budapest, Hungary. The International Society of Blood Transfusion is a scientific society, founded in 1935 which brings together professionals involved in blood transfusion and transfusion medicine from more than 85 countries.

In April 1975, Dr. O’Neill was awarded the JM Foundation Award from the JM Foundation; a New York based philanthropic organization that makes grants (awards) to various organizations and institutions. The JM Foundation award is given to post doctoral trainees by merit of their research. This award, which was given to Dr, O’Neill while a post doctoral fellow at Memorial Sloan-Kettering Cancer center, resulted in a grant to Memorial Sloan-Kettering Cancer Center.

Dr. O'Neill's academic career covers tenures as Visiting Professor, NIH-RCMI Program, University of Puerto Rico, School of Medicine, San Juan; Associate Professor of Pathology and Assistant Medical Director, Transfusion Medicine, University of Miami, Jackson Memorial Hospital; Visiting Professor, Institute of Immunology, University of Munich, FRG; Associate Professor of Graduate Medical Sciences, Cornell University School of Medicine New York. Dr. O’Neill has authored and co-authored over 90 publications of which 87 primarily focused on the field of bone marrow transplantation and 3, co- authored by Dr. O’Neill,  primarily focused on stem cell biology.  Three publications were co-authored with Dr. Good, of which one primarily focused on stem cell biology Dr. O'Neill was employed by Cryo-Cell International as Laboratory and Scientific Director from April 1999 through July 2003.  Dr. O’Neil also currently serves as President of Frezer, Inc and BMXP Holdings, Inc.

Education:

Ph.D. - Immunology (1973)
University of Glasgow
Glasgow, Scotland

B.Sc. - Microbiology (1970)
University of Glasgow
Glasgow, Scotland

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Chief Scientific Advisor	Bio-Matrix Scientific Group, Inc.	August 9, 2006 to present
President	Frezer Inc., San Diego , CA	May 2, 2005 to present

President	BMXP Holdings, Inc.. San Diego, CA	March, 2005 to present
Consultant in Biotechnology	Self employed, Tarpon Springs FL	July, 2004 to March, 2005
Laboratory and Scientific Director	Cryo-Cell International Inc, Clearwater, FL	April, 1999 to June, 2004

Publications co- authored by Dr. O’Neill primarily focused on stem cell biology

1.Kagan, W. A.; O’Neill, G. J.; Incefy, G. S.; Goldstein, G.; Good, R. A.: Induction  of human granulocyte differentiation in vitro by ubiquitin and thymopoietin. Blood 50:275, 1977
2. O’Neill GJ, Yang SY, DuPont B: Two HLA-linked loci controlling human complement C4. Proc. Natl. Acad Sci. USA 75:5165, 1978
3. Maharaj D, Lewis-Ximenez, Riley R, Gomez O, O’Neill GJ: Serum G-CSF levels in patients undergoing G-CSF/chemotherapy mobilized peripheral stem cell harvest. Blood 84:1380, 1994

All journals which have published  articles authored or co- authored by Dr.O’Neill.

Immunology

Annals of Immunology

Journal of Reticuloendothelial Society

Journal of Immunology

Blood

Cellular Immunology

Proceedings of the National Academy of Science (USA)

Nature

Transplantation Proceedings

New England Journal of Medicine

Transplantation

Immunobiology

Tissue Antigens

American Journal of Human Genetics

Clinical Immunology and Immunopathology

Family Relationships

There are no family relationships between Dr. Koos, Mr. Pockett and Dr. O’Neill.

Committees:

Plan Committee, TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On July 25, 2006 we adopted the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN (“the Plan”) which provides for the issuance of up to 1,500,000 authorized but unissued shares of Common Stock to eligible employees and consultants for services rendered (“Award Shares” or “Awards”). These Award Shares were registered with the Securities and Exchange Commission (“Commission”) on Form S-8 filed with the Commission on August 8, 2006. This Plan shall terminate on July 15, 2016.

Award Shares may be issued to Eligible Persons (The term "Eligible Person" means any natural person who, at a particular time, is an employee, officer, director, consultant, or advisor of us or any Parent or Subsidiary of us ; provided that, in the case of consultants or advisors such services are not in connection with the offer and sale of securities in a capital-raising transaction and /or such services are not intended to directly or indirectly promote or maintain a market for the Company ’s securities) in any of the following instances:

(i) as a bonus for services previously rendered and compensated, in which case the recipient of the Award Shares shall not be required to pay any consideration for such Award Shares, and the value of such Award Shares shall be the Fair Market Value of such Award Shares on the date of grant; or

(ii) as compensation for the previous performance or future performance of services or attainment of goals, in which case the recipient of the Award Shares shall not be required to pay any consideration for such Award Shares (other than the prior performance of his services or the assumption of the obligation of future performance of services ).

The Plan is currently administered by the Plan Committee, which currently consists of the entire Board of Directors of the Company, and which has sole and absolute discretion to interpret and determine the effect of all matters and questions relating to this Plan.

The Plan Committee has the full and final authority in its sole discretion, at any time and from time-to-time, subject only to the express terms, conditions and other provisions of the Articles of Incorporation of the Company and this Plan, and the specific limitations on such discretion set forth herein, to:

(i) Designate the Eligible Persons or classes of Eligible Persons eligible to receive Awards from among the Eligible Persons;

(ii) Grant Awards to such selected Eligible Persons or classes of Eligible Persons in such form and amount (subject to the terms of the Plan) as the Plan Committee shall determine;

(iii) Interpret the Plan, adopt, amend and rescind rules and regulations relating to the Plan, and make all other determinations and take all other action necessary or advisable for the implementation and administration of the Plan; and

(iv) Delegate all or a portion of its authority to one or more directors of the Company who are executive officers of the Company, subject to such restrictions and limitations (such as the aggregate number of shares of Common Stock that may be awarded) as the Plan Committee may decide to impose on such delegate directors.

Audit Committee.

We do not have a financial expert serving on our Board of Directors. We are currently in the process of establishing an Audit Committee and are also in the process of locating, nominating, and appointing to our Board of Directors one or more individuals who would qualify as Audit Committee Financial Experts, as that term is defined in Regulation SB Item 401, to serve on the Audit Committee when established. Currently, the entire Board of Directors serves as the Audit Committee.

Involvement in certain legal proceedings.

During the past five years, no current officer, director or control person of Bio Matrix Scientific Group, Inc. has:

·Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

·Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director's Compensation.

We do not provide any Director's Compensation at this time.

Code of Ethics.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our Directors, officers and employees. The Code is filed as Exhibit A of our Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed with the Commission on August 11, 2006 . A written copy of the Code will be provided upon request at no charge by writing to our Chief Executive Officer, David Koos, at:

DR. DAVID KOOS
BIO MATRIX SCIENTIFIC GROUP, INC.
8885 REHCO RD.SAN DIEGO CA 92121.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) Beneficial Ownership Compliance.
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2006, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

Brian Pockett, our Director and COO, filed one late Form 4 on October 27, 2004

ITEM 10- EXECUTIVE COMPENSATION

The following table sets forth information relating to the annual and long-term compensation for the fiscal year ended September 30, 2006:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (a)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. David Koos Chairman, CEO and President	October 1, 2005 to September 30, 2006	0	0	$292,500	0	0	0	0	$292,500
Mr. Brian Pockett Vice President, COO and Director	October 1, 2005 to September 30, 2006	0	0	$292,500			0	0	$292,500

(a) issued pursuant to TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

Currently, neither of Dr. David Koos or Mr. Brian Pockett is party to an employment agreement with us.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the close of business on December 12 2006, concerning shares of our common stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos (a) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD.SAN DIEGO CA 92121	11,591,935	70
Common	Brian Pockett (a) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD.SAN DIEGO CA 92121	11,591,935	70
Common	BMXP Holdings, Inc.	11,391,935	69
Common	All Officers and Directors As a Group(a)	11,791,935	72

(a)Includes 11,391,935 Common Shares owned by BMXP Holdings, Inc. David R. Koos is the Chairman and Chief Executive Officer of BMXP Holdings Inc. as well as beneficial owner of 24% of the share capital of BMXP Holdings, Inc. Brian Pockett is Chief Operating Officer, Managing Director and a Director of BMXP Holdings Inc. as well as beneficial owner of 14% of the share capital of BMXP Holdings, Inc.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 14, 2006, we and Bio-Matrix Scientific Group, Inc., a Delaware corporation currently named BMXP Holdings, Inc.(the “Seller”) entered into a Stock Purchase Agreement (the “Acquisition Agreement”).

On June 14, 2006, our officers and directors resigned their positions and elected Dr. David R. Koos and Mr. Brian Pockett as in-coming Directors of the Registrant. Following their election and the reconstruction of the Board of Directors, the Registrant’s Board of Directors elected Dr. David R. Koos as Chief Executive Officer and President and Mr. Brian Pockett as Chief Operating Officer and Vice President on June 19, 2006

Under the terms of the Acquisition Agreement and pursuant to a separate Escrow Agreement between us and the Seller, We delivered to the Escrow Agent the sum of 10,000,000 shares of the Company’s common stock and other corporate and financial records and the Seller delivered to the Escrow Agent 25,000 shares of the common stock of BSMG, a Nevada corporation and wholly owned subsidiary of the Seller.. As a part of the transaction and pursuant to the terms of the Acquisition Agreement and Stock Cancellation Agreement between the parties and John Lauring, our former Chairman and Chief Executive Officer, John Lauring returned 10,000,000 shares of the Company held and owned by him for cancellation.

On July 3, 2006, the Acquisition Agreement closed and we acquired the twenty-five thousand (25,000) shares of the Common Stock of BMSG from the Seller in exchange for the payment of the purchase price of

(a)10,000,000 shares of our common stock and

(b)the return for cancellation of 10,000,000 shares of our stock owned and held by John Lauring

At that time, the Escrow Agent released all stock certificates and certain other corporate and financial books and records held pursuant to the Escrow Agreement.

As a result of the Acquisition Agreement, BMSG became our wholly owned subsidiary and the Seller became the holder of approximately 78.24% of our outstanding common stock as of the closing of the Acquisition .

On July 3, 2006, the Company the Company changed its principal offices from 23 Brigham Road, Worcester, MA 01609 to 8885 Rehco Road, San Diego, California 92121

David R. Koos, the Chairman, CEO and President of the Company, is, and at the time of the acquisition was, the Chairman and Chief Executive Officer of the Seller Inc. as well as beneficial owner of 24% of the share capital of the Seller. Brian Pockett, Vice President, COO and Director of the Company, is, and at the time of the acquisition was, Chief Operating Officer, Managing Director and a Director of the Seller as well as beneficial owner of 14% of the share capital of the Seller.

None of our Directors may be considered independent under the independence standards applicable to the small business issuer under paragraph (a)(1) of Item 407 of Regulation SB.

ITEM 13- EXHIBITS

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
20.1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ARMANDO C IBARRA OFTHE BALANCE SHEET OF TASCO INTERNATIONAL, INC. AS OF SEPTEMBER 30, 2005, AND THE RELATED STATEMENTS OF OPERATIONS, CHANGES IN STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE PERIOD OF OCTOBER 6, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2005 (YEAR-END)DATED DECEMBER 28, 2005*

23.1	CONSENT OF ARMANDO IBARRA,CPA

*INCORPORATED BY REFERENCE, PREVIOUSLY FILED WITH THE COMPANY’S 10KSB FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2005.

ITEM 14 -PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us by Chang G. Park :

Period beginning Oct1, 2005 and ending September 30, 2006

Audit Fees	$5800
Audit Related Fees	4670
Tax Fees	0
All Other Fees	75

$10545

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2005 these fees were primarily derived from review of financial statements in the Company’s Form 10QSB Reports.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected Chang G Park‘s independence.

The following table sets forth the aggregate fees billed to us by Armando C Ibarra, :

Period beginning Oct1, 2005 and ending September 30, 2006

Audit Fees	$0
Audit Related Fees	2500
Tax Fees	0
All Other Fees	0

$2500

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2005 these fees were primarily derived from review of financial statements in the Company’s Form 10QSB Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected Armando C Ibarra’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

BIO-MATRIX SCIENTIFIC GROUP, INC.

By: /s/ David Koos
---------------------------
David Koos
Chairman, CEO and President                 Dated January 9, 2007