Form 10QSB
period 2006-12-31
Bio-Matrix Scientific Group, Inc.
filed 2007-02-15
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended December 31, 2006

Commission File Number 0-32201

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

There were 16,733,289 shares of Common Stock outstanding as of February 14, 2007.

PART I.

Item 1: Financial Statements

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
(Formerly Tasco International, Inc.)
(A Development Stage Company)

We have reviewed the consolidated accompanying balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary (Formerly Tasco International, Inc) (A Development Stage “Company”) as of December 31, 2006, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the three months ended December 31, 2006; and for the period from October 6, 1998 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company is currently in the development stage. Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to its current status are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G Park
___________________________
Chang G. Park, CPA

February 12, 2007
Chula Vista, California

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	As of December 31, 2006 (unaudited)	As of September 30, 2006
CURRENT ASSETS
Cash	$14,991	$22,641
Receivable	74
Pre-paid Expenses	-	20,207

Total Current Assets	15,065	42,848

PROPERTY & EQUIPMENT	365,070	340,557

GOODWILL	-

Intangible Assets/Technology	-

Total Other Assets	29,127	29,127

TOTAL ASSETS	409,262	412,532

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY	As of December 31, 2006 (unaudited)	As of September 30, 2006

CURRENT LIABILITIES
Accounts payable	$54,223	$91,079
Loans from former parent	-	1,195,196
Notes Payable	188,324	148,952
Accrued Payroll	4,000	-
Accrued Payroll Taxes	1,387	16,460
Accrued Interest	3,748	1,368
Accrued Expenses	3,863	-

Total Current Liabilities	255,545	1,453,055

LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	255,545	1,453,055

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value authorized 20,000,000 shares authorized; none issued and outstanding.)
Common Stock, ($.0001 par value authorized 80,000,000 shares authorized; 16,493,389 shares and 13,385,000 shares issued and outstanding as of December 31, 2006 and September 30, 2006)	1,649	1339
Additional paid in Capital	32,035,693	30,375,584
Deficit accumulated during the development stage	(31,883,625)	(31,417,446)

Total Stockholders' Equity (Deficit)	153,717	(1,040,523)

TOTALLIABILITIES & STOCKHOLDERS' EQUITY	$409,262	$412,532

 The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)

			Inception
			(October 6, 1998)
	3 Months Ended	3 Months Ended	through
	Dec 31,	Dec 31,	Dec 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
REVENUES
Sales	$-	$-	$1,000

Total Revenues	-	-	1,000

COSTS AND EXPENSES
Research and Development	108,489		136,164
General and administrative	224,673	250	1,051,368
Depreciation and amortization	333	-	666
Consulting and professional fees	125,840	-	916,475
Impairment of goodwill & intangibles	-		29,777,222

Total Costs and Expenses	459,335	250	31,881,895

OPERATING LOSS	(459,335)	(250)	(31,880,395)

OTHER INCOME & (EXPENSES)

Interest Expense	(6,844)	-	(8,212)
Interest Income	-	11	39
Other income	-	-	5,443

Total Other Income & (Expenses)	(6,844)	11	(2,730)

NET INCOME (LOSS)	$(466,179)	$(239)	$(31,883,625)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,275,294	12,780,000	-

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
From October 6, 1998 (inception) through December 31, 2006
(unaudited)

	Common		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Stock issued for cash October 6, 1998	1,000,000	100	(90)		10
Stock issued for cash October 9, 1998	1,300,000	130	1,170		1,300
Stock issued for cash October 9, 1998	190,000	19	171		190
Stock issued for cash April 1, 1999	290,000	29	261		290
Net Loss October 6,1998 (inception through September 30, 1999)				(295)	(295)
Balance September 30, 1999	2,780,000	278	1,512	(295)	1,495
Stock issued for cash October 19, 1999	10,000,000	1,000	9,000		10,000
Net Loss October 1,1999 through September 30, 2000				(367)	(367)
Balance September 30, 2000	12,780,000	1,278	10,512	(662)	11,128
Net Loss October 1, 2000 through September 30, 2001				(11,028)	(11,028)
Balance September 30, 2001	12,780,000	1,278	10,512	(11,690)	100
Net Loss October 1, 2001
through September 30, 2002				(4,257)	(4,257)
Balance September 30, 2002	12,780,000	1,278	10,512	(15,947)	(4,157)
Net Loss October 1, 2002 through September 30, 2003				(4,328)	(4,328)
Balance September 30, 2003	12,780,000	1,278	10,512	(20,275)	(8,485)
Contributed Capital			12,362		12,362
Net Loss October 1, 2003 through September 30, 2004				(7,974)	(7,974)
Balance September 30, 2004	12,780,000	1,278	22,874	(28,249)	(4,097)
Contributed Capital			9,021		9,021
Net Loss October 1, 2004 through September 30, 2005				(6,667)	(6,667)
Balance September 30, 2005	12,780,000	1,278	31,895	(34,916)	(1,743)
Stock Cancelled June 13, 2006	(10,000,000)	(1,000)			(1,000)
Stock issued June 13, 2006	10,000,000	1,000	28,999,000		29,000,000
Stock issued for services	305,000	31	759,719		759,750
Stock issued for Compensation	300,000	30	584,970		585,000
Net Loss October 1, 2005 through September 30, 2006				(31,382,530)	(31,382,530)
Balance September 30, 2006	13,385,000	1,339	30,375,584	(31,417,446)	(1,040,523)
Stock issued for services	100,184	10	112,524		112,534
Stock issued for Compensation	153,700	15	101,465		101,480
Stock issued in exchange for canceling debt	2,854,505	284	1,446,120		1,446,404
Net Loss October 1, 2006 through December 31, 2006				(466,179)	(466,179)
Balance December 30, 2006	16,493,389	1,649	32,035,693	(31,883,625)	157,717

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY (FORMERLY TASCO INTERNATIONAL, INC.) (A Development Stage Company) Consolidated Statements of Cash Flows (unaudited)

	3 Months Ended	3 Months Ended	October 6, 1998 (inception) through
	December 31,	December 31,	December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(466,179)	$(239)	$(31,883,625)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and intangible asset	-		29,777,222
Depreciation expense	333	-	666
Stock issued for compensation	101,480	-	686,480
Stock issued for services	112,534	-	872,284
Cancellation of Debt	-		(5,443)
Stock issued to cancel debt plus accrued interest	251,209		251,209
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(74)		(74)
(Increase) decrease in prepaid expenses	20,207		-
(Increase) decrease in organizational costs	-	-
Increase (Decrease) in Accounts Payable	(36,856)	-	54,223
Increase (Decrease) in Accrued Expenses	(4,830)	-	12,998
(Increase) Decrease in Deposits	-		(29,127)

Net Cash Provided by (Used in) Operating Activities	(22,176)	(239)	(263,187)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(24,846)	-	(365,736)
Purchases of Intangible assets		-	(29,777,222)

Net Cash Provided by (Used in) Investing Activities	(24,846)	-	(30,142,958)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-		1,278
Additional paid in Capital	-	-	29,036,338
Principal borrowings on notes	39,372	-	188,324
Net borrowings from related parties		3,500	1,195,196

Net Cash Provided by (Used in) Financing Activities	39,372	3,500	30,421,136

Net Increase (Decrease) in Cash	(7,650)	3,261	14,991

Cash at Beginning of Year	22,641	-	-

Cash at End of Period	$14,991	$-	$(14,991)

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	$-	$-

Cash paid during period for taxes	$	$	$

Non cash disclosure items:	-
Stock issued to cancel debt	1,195,195

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of December 31, 2006

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

Bio-Matrix Scientific Group, Inc. (“BMSG”) is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities. BMSG is the Company’s only subsidiary and operating entity at this time. On August 25, the Company amended its certificate of incorporation in order that it may change its name to Bio-Matrix Scientific Group, Inc.

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
As of December 31, 2006
(continued)

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

H. VALUATION OF GOODWILL

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired. The Company performed an evaluation of goodwill and intangible assets in the fourth quarter of the twelve months ended September 30, 2006 which resulted in impairment charges of $29,777,222. The Company currently has $0 of goodwill.

NOTE 3. Property and equipment

Property and equipment as of December 31, 2006 consists of the following:

	2006
Acquisition cost:
Production Equipment	US$	93,314
Production Cleanroom		78,264
Leasehold improvement		188,981
Office equipment		3,057
Computer		2,120

Subtotal		365,736
Less accumulated depreciation		(666)
Total	US$	365,070

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expired unexercised six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $31,883,625 during the period from October 6, 1998 (inception) through December 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of December 31, 2006

Deferred tax assets:
Net operating tax carry forwards	$10,840,433
Other	0

Gross deferred tax assets	10,840,433
Valuation allowance	(10,840,433)

Net deferred tax assets	$0

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

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of December 31, 2006
(continued)

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

1998 Net Operating Loss	$(295)
1999 Net Operating Loss	(367)
2000 Net Operating Loss	(11,028)
2001 Net Operating Loss	(4,257)
2002 Net Operating Loss	(4,328)
2003 Net Operating Loss	(7,974)
2004 Net Operating Loss	(6,667)
2005 Net Operating Loss	(31,382,530)
Three Months Ended December 31, 2006 Net Operating Loss	(466,179)
Net Operating Loss	$(31,883,625)

As of December 31, 2006 the Company has a net operating loss carry forward of approximately $31,883,625 which will expire 20 years from the date the loss was incurred.

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

On October 11, 2006, the Company entered into an Agreement with BMXP Holdings, Inc (“BMXP”) (“Agreement”) pursuant to which the Company issued to BMXP 1,462,570 common shares of the Company on or prior to October 12, 2006. This issuance will constitute full satisfaction of the amount of $1,191,619 plus any accrued and unpaid interest, owed to BMXP by the Company.

As further consideration to BMXP for entering into this Agreement and abiding by the terms and conditions thereof, at any time within a period of 365 days from the date of the Agreement, BMXP shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States Securities and Exchange Commission (“SEC”) a registration statement to register under the Securities Act of 1933, as amended, 11,462,570 common shares of the Company (including the shares issued pursuant to this Agreement) owned by BMXP (“Registerable Securities”), in order that the Registerable Securities may be distributed to BMXP shareholders on a pro rata basis ( based on their ownership of common shares of the Company as of a Record Date to be determined by BMXP), and use its reasonable best efforts to cause that registration statement to be declared effective by the SEC. This right may also be exercised by any entity to which BMXP has transferred ownership of the Registerable Securities in trust for the BMXP Record Shareholders.

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
As of December 31, 2006
(continued)

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

On September 14, 2006 the Company issued 300,000 shares of common stock to management pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On September 14, 2006 the Company issued 5,000 shares of common stock to consultants for services pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On October, 6, 2006 the Company issued 8,850 shares of common stock to consultants for services pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On October 11, 2006 the Company issued 43,000 shares of common stock to consultants for services pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On October 12, 2006, the Company shall issued 1,462,570 common shares of the Company to BMXP in full satisfaction of the amount of $1,191,619 plus accrued and unpaid interest, owed to BMXP Holdings, Inc. by the Company.

On November 10, 2006 the Company issued 100,000 shares of common stock to management pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On November 11, 2006 the Company issued 25,000 shares of common stock to consultants for services pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On December 5, 2006 the Company issued 8,334 shares of common stock to a consultant for services pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On December 5, 2006 the Company issued 1,391,935 shares of common stock to Bio-Technology Partners Business Trust which constituted full satisfaction of the amount of $246,744 plus accrued interest owed by the Company to Bio-Technology Partners Business Trust.

On December 14, 2006 the Company issued 68,700 shares of common stock to management, employees and consultants for services pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0- shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 16,493,389 shares issued and outstanding.

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
As of December 31, 2006
(continued)

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

On July 3, 2006, the Company changed its principal offices from 23 Brigham Road, Worcester MA 01609 to 8885 Rehco Road, San Diego, California 92121

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

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of December 31, 2006
(continued)

As of December 31, 2006, 858,884 shares have been issued pursuant to the Plan

Number of
Shares
As of December 31, 2006:

Granted	858,884*

Remaining shares available for issuance under the Plan as of December 31, 2006	641,116

*Does not include 300,000 shares which were issued erroneously and subsequently cancelled

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB for the year ended September 30, 2006.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2006

Revenues were -0- for the quarter ending December 31, 2006 and -0- for the same quarter ending 2005. Operating Expenses were $459,335 for the three months ended December 31, 2006 and $250 for the same period in 2005.

ACQUISITION OF WHOLLY OWNED SUSIDIARY

As of the acquisition of 100% of the share capital of Bio-Matrix Scientific Group, Inc. (“BMSG”, a Nevada corporation) on July 3, 2006, Tasco Holdings International, Inc.(“Company”) has ceased all activities relating to its historical business and adopted the business plan of BMSG.

BMSG is developmental stage company engaged primarily in the cryogenic storage of stem cells and the development of medical devices used in live tissue transfer and stem cell research.

Through BMSG, the Company has developed a line of medical devices (approximately 192 disposable instruments for use in the plastic surgery field and stem cell research). The instruments are designed to be used to harvest adult stem cells from adipose (fat) tissue. The Company seeks to market and sell these instruments to plastic surgeons and to offer the patients of these plastic surgeons an opportunity to store stem cells derived from adipose tissue for future medical treatments. The Company has not conducted or obtained any independent evaluation of the efficacy or likely market interest in using these instruments. The Company's evaluations have been limited to those conducted by Company management without the benefit of any independent or third party professional evaluation.

Through BMSG , the Company is currently constructing what it believes is a state-of-the art, FDA good manufacturing practices (cGMP) and good tissue practices (cGTP) compliant facility for the processing and cryo-storage (in liquid nitrogen) of adult stem cells. It anticipates that it will offer a similar service to expectant parents by offering to store their newborn's cord blood stem cells as well. In undertaking these plans, it intend to offer such storage services at its planned facility. The planned facility is located at 8885 Rehco Road, San Diego, California 92121 and has approximately 15,000 square feet. The planned facility was acquired under a five year lease on December 1, 2005 at a current cost of $18,931 per month (plus certain common area costs). Under the terms of the lease, the lease term may be extended for an additional five year lease term at the then prevailing market prices.

All of the Company's current plans and strategy have been developed solely by our officers and Directors.

PLAN OF OPERATION

As of December 31, 2006 the Company has $14,991 cash on hand and current liabilities of $255,545, such liabilities consisting of Accounts Payable , Notes Payable, Accrued Payroll, Accrued Interest , Accrued Expenses and Accrued Taxes.

The Company feels it will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, the Company plans to fund its financial needs through operating revenues (which cannot be assured) and, if required, through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to the Company or at all.)

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

On July 17, 2006 the Company signed a public relations agreement with OTCFN (“PR Agreement) which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share (“OTCFN Options”). These options expired unexercised six months from the date of execution of the agreement.

The OTCFN Options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The OTCFN Options were offered directly through the management of the Company.

Consideration for the OTCFN OPTIONS was OTCFN's entry into the PR Agreement and the performance of services by OTCFN pursuant to that PR Agreement.

On October 12, 2006, the Company issued 1,462,570 common shares of the Company to BMXP in full satisfaction of the amount of $1,191,619 plus accrued and unpaid interest, owed to BMXP Holdings, Inc. by the Company.

The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares was full satisfaction of the amount of $1,191,619 plus accrued and unpaid interest, owed to BMXP Holdings, Inc. by the Company.

On December 5, 2006 the Company issued 1,391,935 shares of common stock to Bio-Technology Partners Business Trust which constituted full satisfaction of the amount of $246,744 plus accrued interest owed by the Company to Bio-Technology Partners Business Trust.

The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents. The shares were offered directly through the management of the Company, and the consideration for the shares was full satisfaction of the amount $246,744 plus accrued interest owed by the Company to Bio-Technology Partners Business Trust.

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

Bio Matrix Scientific Group, Inc,.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: February 14, 2007