Form 10QSB
period 2007-03-31
Bio-Matrix Scientific Group, Inc.
filed 2007-05-10
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2007

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

There were 19,295,042 shares of Common Stock outstanding as of April 5, 2007.

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
(Formerly Tasco International, Inc.)
(A Development Stage Company)

We have reviewed the consolidated accompanying balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary (Formerly Tasco International, Inc) (A Development Stage “Company”) as of March 31, 2007, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the six months and three months ended March 31, 2007; and for the period from October 6, 1998 (inception) through March 31, 2007. These financial statements are the responsibility of the Company’s management.

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

/s/Chang G Park
__________________________
Chang G. Park, CPA

May 8, 2007
Chula Vista, California

PART I.

BIO-MATRIX SCIENTIFIC GROUP, IINC. AND SUBSIDIARY
(FORMARLY TASCO INTERNATIONAL)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	As of March 31, 2007 (Unaudited)	As of September 30, 2006

CURRENT ASSETS
Cash	$147,705	$22,641
Employee Receivable	3,000
Pre-paid Expenses	23,727	20,207
Total Current Assets	174,432	42,848

PROPERTY & EQUIPMENT	364,737	340,557

GOODWILL

Intangible Assets/Technology	-

Total Other Assets	25,726	29,127

TOTAL ASSETS	$564,895	$412,532

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,945	$91,079
Loans from former parent	-	1,195,196
Due To/ From New Parent	-	-
Notes Payable	321,562	148,952
Accrued Payroll	-	-
Accrued Payroll Taxes	14,545	16,460
Accrued Interest	13,258	1,368
Accrued expenses	-	-

Total Current Liabilities	353,310	1,453,055

LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	353,310	1,453,055

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value authorized
20,000,000 shares authorized; none
issued and outstanding.)
Common Stock, ($.0001 par value authorized
80,000,000 shares authorized; 17,996,619 and 13,385,000
shares issued and outstanding as of March 31, 2007 and September 30, 2006, respectively	1,800	1339
Additional paid in Capital	32,609,035	30,375,584
Deficit accumulated during the development stage	(32,399,250)	(31,417,446)

Total Stockholders' Equity (Deficit)	$211,585	$(1,040,523)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$564,895	$412,532

The accompanying notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, IINC. AND SUBSIDIARY
(FORMARLY TASCO INTERNATIONAL)
(A Development Stage Company)
Consolidated Statement of Operations (Unaudited)

					Inception
					(October 6, 1998)
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended	through
	March 31,	March 31	March 31,	March 31	March 31,
	2007	2006	2007	2006	2007

REVENUES
Sales	$-	$-	$-	$-	$1,000
Total Revenues	-	-	-		1,000

COSTS AND EXPENSES	-
Research and Development	60,604		169,092		196,767
General and administrative	217,090	1,633	441,763	1,883	1,268,458
Depreciation and amortization	333		667		1,000
Consulting and professional fees	228,321		354,161		1,144,796
Impairment of goodwill & intangibles	-		-		29,777,222

Total Costs and Expenses	506,348	1,633	965,683	1,883	32,388,243

OPERATING LOSS	(506,348)	(1,633)	(965,683)	(1,883)	(32,387,243)

OTHER INCOME & (EXPENSES)

Interest Expense	(9,509)		(16,354)		(17,722)
Other Expense	(73)	1	(73)	13	(73)
Interest Income	306		306		345
Other income	-		-		5,443

Total Other Income & (Expenses)	(9,276)	1	(16,121)	13	(12,007)

NET INCOME (LOSS)	$(515,624)	$(1,632)	(981,804)	$(1870)	$(32,399,250)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.00)	(0.06)	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,947,346	12,780,000	16,102,133	12.780,000	-

The accompanying notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity
From October 6, 1998 through March 31, 2007 (Unaudited)

			Additional		Deficit Accumulated
	Common		Paid-in		During the
	Shares	Amount	Capital		Development Stage	Total

Stock issued for cash October 6, 1998	1,000,000	$100	$(90)	$		$10
Stock issued for cash October 9, 1998	1,300,000	130	1,170			1,300
Stock issued for cash October 9, 1998	190,000	19	171			190
Stock issued for cash April 1, 1999	290,000	29	261			290
Net Loss October 6,1998 (inception)						-
through September 30, 1999					(295)	(295)
Balance September 30, 1999	2,780,000	278	1,512		(295)	1,495

Stock issued for cash October 19, 1999	10,000,000	1,000	9,000			10,000
Net Loss October 1,1999						-
through September 30, 2000					(367)	(367)
Balance September 30, 2000	12,780,000	1,278	10,512		(662)	11,128

Net Loss October 1, 2000						-
through September 30, 2001					(11,028)	(11,028)
Balance September 30, 2001	12,780,000	1,278	10,512		(11,690)	100

Net Loss October 1, 2001						-
through September 30, 2002					(4,257)	(4,257)
Balance September 30, 2002	12,780,000	1,278	10,512		(15,947)	(4,157)

Net Loss October 1, 2002						-
through September 30, 2003					(4,328)	(4,328)
Balance September 30, 2003	12,780,000	1,278	10,512		(20,275)	(8,485)

Contributed Capital			12,362			12,362
Net Loss October 1, 2003						-
through September 30, 2004					(7,974)	(7,974)
Balance September 30, 2004	12,780,000	1,278	22,874		(28,249)	(4,097)

Contributed Capital			9,021			9,021
Net Loss October 1, 2004						-
through September 30, 2005					(6,667)	(6,667)
Balance September 30, 2005	12,780,000	1,278	31,895		(34,916)	(1,743)

Stock Cancelled June 13, 2006	(10,000,000)	(1,000)				(1,000)
Stock issued June 13, 2006	10,000,000	1,000	28,999,000			29,000,000
Stock issued for services	305,000	31	759,719			759,750
Stock issued for Compensation	300,000	30	584,970			585,000
Net Loss October 1, 2005						-
through September 30, 2006					(31,382,530)	(31,382,530)
Balance September 30, 2006	13,385,000	1,339	30,375,584		(31,417,446)	(1,040,523)

Stock issued for services	100,184	10	112,524			112,534
Stock issued for Compensation	153,700	15	101,465			101,480
Stock issued in exchange for canceling debt	2,854,505	284	1,446,120			1,446,404
Net Loss October 1, 2006						-
through December 31, 2006					(466,179)	(466,179)
Balance December 31, 2006	16,493,389	1,649	32,035,693		(31,883,625)	153,717

Stock issued for cash	500,000	50	124,950			125,000
Stock issued for services	359,310	36	235,042			235,078
Stock issued for Compensation	143,920	14	88,400			88,414
Stock issued in exchange for canceling debt	500,000	50	124,950			125,000
Net Loss January 1, 2007						-
through March 31, 2007					(515,624)	(515,624)
Balance March 31, 2007	17,996,619	$1,800	$32,609,035		$(32,399,249)	$211,585

The accompanying notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
( A Development stage Company)
Consolidated Statements of Cash Flows (Unaudited)

					October 6, 1998
					(inception)
	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(981,804)	$(1,870)	$(515,624)	(1,632)	$(32,399,250)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and intangible asset	-				29,777,222

Depreciation expense	667	-	333	-	1,000

Stock issued for compensation	189,894	-	88,414	-	774,894

Stock issued for services	347,612	-	235,078	-	1,107,362

Cancellation of Debt					(5,443)
Stock issued to cancel debt plus accrued interest	376,209		125,000		376,209
Changes in operating assets and liabilities:				-

(Increase) decrease in receivables	(3,000)		(2,926)		(3,000)
(Increase) decrease in prepaid expenses	(3,520)		(23,727)		(23,727)
Increase (Decrease) in Accounts Payable	(87,134)	(1,600)	(50,278)	(1,600)	3,945
Increase (Decrease) in Accrued Expenses	9,976	-	14,805	-	27,804

( Increase) Decrease in Deposits	3,401		3,401		(25,726)

Net Cash Provided by (Used in) Operating Activities	(147,699)	(3,470)	(125,524)	(3,232)	(388,710)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(24,847)	-	-	-	(365,737)
Purchases of Intangible assets		-	-	-	(29,777,222)

Net Cash Provided by (Used in) Investing Activities	(24,847)	-	-	-	(30,142,959)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	50		50		1,328

Additional paid in Capital	124,950	-	124,950	-	29,161,288

Principal borrowings on notes	172,610	-	133,238	-	321,562

Net borrowings from related parties	-	3,500	-	-	1,195,196

Net Cash Provided by (Used in) Financing Activities	297,610	3,500	258,238	-	30,679,374

Net Increase (Decrease) in Cash	125,064	30	132,714	(3,232)	147,705

Cash at Beginning of Period	22,641	-	14,991	3,261	-

Cash at End of Period	$147,705	-	$147,705	30	147,705

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	-		$-	$-
Cash paid during period for taxes	$-	-		$-	$800

The accompanying notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to consolidated Financial Statements
As of March 31, 2007

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

On June 3, 2006 the Company abandoned its efforts in the field of digital media production when it acquired 100% of the share capital of Bio-Matrix Scientific Group, Inc., a Nevada corporation (“BMSG”).

Bio-Matrix Scientific Group, Inc. is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities. BMSG is the Company’s only subsidiary and operating entity at this time. On August 25, 2006, the Company amended its certificate of incorporation in order that it may change its name to Bio-Matrix Scientific Group, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The consolidated financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30, year-end.

B. USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 3. Property and equipment

Property and equipment as of March 31, 2007 consists of the following:

Acquisition cost:
Production Equipment	US$	93,315
Production Cleanroom		78,264
Leasehold improvement		188,981
Office equipment		3,057
Computer		2,120

Subtotal		365,737
Less accumulated depreciation		(1000)
Total	US$	364,737

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expired unexercised six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $32,399,250 during the period from October 6, 1998 (inception) through March 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of March 31, 2007
Deferred tax assets:
Net operating tax carry forwards	$11,015,745
Other	0

Gross deferred tax assets	11,,015,745
Valuation allowance	(11,015,745)

Net deferred tax assets	$0

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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

1998 Net Operating Loss	$(295)
1999 Net Operating Loss	(367)
2000 Net Operating Loss	(11,028)
2001 Net Operating Loss	(4,257)
2002 Net Operating Loss	(4,328)
2003 Net Operating Loss	(7,974)
2004 Net Operating Loss	(6,667)
2005 Net Operating Loss	(31,382,530)
Three Months Ended December 31, 2006 Net Operating Loss	(466,179)
Three Months Ended March 31, 2007 Net Operating Loss	(515,624)
Net Operating Loss	$(32,399,250)

As of March 31, 2007 the Company has a net operating loss carryforward of approximately $32,399,250 which will expire 20 years from the date the loss was incurred.

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

On October 9, 1998, the Company issued 1,300,000 shares of common stock for cash at $0.001 per share.

On October 12, 1998, the Company issued 190,000 shares of common stock for cash at $0.001 per share.

On April 1, 1999, the Company issued 290,000 shares of common stock for cash at $0.001 per share.

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

On October 11, 2006, the Company shall issued 1,462,570 common shares of the Company to BMXP in full satisfaction of the amount of $1,191,619 plus accrued and unpaid interest, owed to BMXP Holdings, Inc. by the Company.

On November 10, 2006 the Company issued 100,000 shares of common stock to management pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On November 10, 2006 the Company issued 25,000 shares of common stock to consultants for services pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

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

During the quarter ended March 31, 2007 the Company issued 143,920 shares of common stock to management and employees as compensation pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

During the quarter ended March 31, 2007 the Company issued 359,310 to consultants for services pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On March 9, 2007 the Company issued 500,000 shares of common stock to Bio-Technology Partners Business Trust which constituted full satisfaction of the amount of $125,000 owed by the Company to Bio-Technology Partners Business Trust.

During the quarter ended March 31, 2007 the Company issued 500,000 shares of common stock for cash consideration of $125,000.

On April 4, 2007, the Company issued 240,666 common shares for cash consideration of $60,166.

On April 4, 2007, the Company issued 27,033 Shares to two purchasers as consideration for services rendered valued at $6,758.

On April 4, 2007, 985, 168 shares of the Company’s common stock were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0- shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 17,996,619 shares issued and outstanding.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On August 3, 2005, BMSG entered into an agreement to lease a 14,562 square foot facility for use as a cellular storage facility at a rate of:
$18,931 per month for the twelve months ended November 30, 2006,
$19,498 per month for the twelve months ended November 30, 2007,
$20,084 per month for the twelve months ended November 30, 2008,
$20,687 per month for the twelve months ended November 30, 2009, and
$21,307 per month for the twelve months ended November 30, 2010.
The lease is for a period of five years commencing on December 1, 2005 and expiring on November 30, 2010. The lease contains a renewal option enabling the Company to renew the lease for an additional five years. The Company is also responsible to pay its pro rata portion of common charges such as property taxes and insurance.

Minimum Lease Commitments
For the fiscal years ended on September 30,

2007	$232,842
2008	$239,936
2009	$247,038
2010	$254,444
2011	$42,614

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

As of March 31, 2007 -- 1,362,114 shares have been issued pursuant to the Plan

Number of
Shares
As of March 31, 2007:

Granted	1,362,114*
Remaining shares available for issuance under the Plan as of March 31, 2007	137,886

*Does not include 300,000 shares which were issued erroneously and subsequently cancelled

NOTE 14. SUBSEQUENT EVENTS.-

On April 4, 2007, the Company issued 240,666 common shares (“Shares”) for cash consideration of $60,166.

The net proceeds of the sale of shares sold for cash consideration, which were $60,166, will be utilized for general working capital purposes.

On April 4, 2007, the Company issued 27,033 Shares to two purchasers as consideration for services rendered valued at $6,758.

On April 4, 2007, 985, 168 shares of the Company’s common stock were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2007

Revenues were -0- for the quarter ending March 31, 2007 and -0- for the same quarter ending March 31, 2006. Net loss were $515,624 for the three months ended March 31, 2007 and $1,632 for the same period ended March 31, 2006.

ACQUISITION OF WHOLLY OWNED SUSIDIARY

As of the acquisition of 100% of the share capital of Bio-Matrix Scientific Group, Inc. (“BMSG”, a Nevada corporation) on July 3, 2006, Tasco Holdings International, Inc. (“Company”) has ceased all activities relating to its historical business and adopted the business plan of BMSG.

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

PLAN OF OPERATION

As of March 31, 2007 the Company has $147,705 cash on hand and current liabilities of $353,310 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, and Accrued Interest.

The Company feels it will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, the Company plans to fund its financial needs through operating revenues (which cannot be assured) and, if required, through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to the Company or at all.) During the period beginning January 1, 2007 and ending April 4, 2007, the Company sold 1,752,867 shares of common stock at a purchase price of $0.25 per share.

740,666 of the Shares were sold for cash consideration of $185,166 to five purchasers.
The net proceeds of the sale of shares sold for cash consideration, which were $185,166, will be utilized for general working capital purposes. We estimate that these net proceeds will not be sufficient to fulfill our capital needs through the next twelve months.

27,033 of the Shares were issued to two purchasers as consideration for services rendered valued at $6,758.

985, 168 of the Shares were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures on April 4, 2007.

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

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2007 and ending March 31, 2007, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II.

Item 1: LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2007 the Company issued 500,000 shares of common stock to Bio-Technology Partners Business Trust which constituted full satisfaction of the amount of $125,000 owed by the Company to Bio-Technology Partners Business Trust.

No underwriters were retained to serve as placement agents for the sale. The 500,000 shares of common stock were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the 500,000 shares of common stock.

The offer and sale of the 500,000 shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

During the period beginning January 1, 2007 and ending April 4, 2007, the Company sold 1,752,867 restricted shares (the "Shares") of common stock, at a purchase price of $0.25 per share.

740,666 of the Shares were sold for cash consideration of $185,166 to five purchasers.
The net proceeds of the sale of shares sold for cash consideration, which were $185,166, will be utilized for general working capital purposes. The Company estimates that these net proceeds will not be sufficient to fulfill our capital needs through the next twelve months.

27,033 of the Shares were issued to two purchasers as consideration for services rendered valued at $6,758.

985, 168 of the Shares were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures on April 4, 2007. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the Shares

The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Bio Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: March 10, 2007