Form 10QSB
period 2007-06-30
Bio-Matrix Scientific Group, Inc.
filed 2007-08-10
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2007

Commission File Number 0-32201

BIO- MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

8885 Rehco Road, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(619) 398-3517
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes ☒ No☐

There were  23,174,396  shares of Common Stock outstanding as of August 8, 2007.

Chang G. Park, CPA, Ph. D. t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
(Formerly Tasco International, Inc.)
(A Development Stage Company)

We have reviewed the consolidated accompanying balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary  (Formerly Tasco International, Inc) (A Development Stage “Company”) as of June 30, 2007, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the nine months and three months ended June 30, 2007; and for the period from October 6, 1998 (inception) through June 30, 2007.  These financial statements are the responsibility of the Company’s management.

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
____________________________
Chang G. Park, CPA

August 8, 2007
Chula Vista, California

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheet

ASSETS

	As of June 30, 2007 (unaudited)	As of September 30, 2006

CURRENT ASSETS
Cash	$1,412	$22,641
Employee Receivable	-
Pre-paid Expenses	13,156	20,207
		-

Total Current Assets	14,568	42,848

PROPERTY & EQUIPMENT	364,403	340,557

GOODWILL

Intangible Assets/Technology	-

Total Other Assets	23,092	29,127
		-

TOTAL ASSETS	$402,063	$412,532

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY (FORMERLY TASCO INTERNATIONAL, INC.) (A Development Stage Company) Balance Sheet LIABILITIES AND STOCKHOLDERS' EQUITY
	As of June 30, 2007 (unaudited)	As of September 30, 2006
CURRENT LIABILITIES
Accounts payable	$5,483	$91,079
Loans from former parent	-	1,195,196
Due To/ From New Parent	-	-
Notes Payable	138,846	148,952
Accrued Interest	5,678	1,368
Accrued Payroll	-	-
Accrued Payroll Taxes	36,689	16,460
Accrued expenses	-	-
Total Current Liabilities	186,696	1,453,055

LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	186,696	1,453,055

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value authorized
20,000,000 shares authorized; none
issued and outstanding.)
Common Stock, ($.0001 par value authorized
100,000,000 shares authorized; 13,385,000 & 20,110,179
shares issued and outstanding as of September 30, 2006 and June 30, 2007, respectively	2,011	1339
Additional paid in Capital	33,331,561	30,375,584
Deficit accumulated during the development stage	(33,118,205)	(31,417,446)

Total Stockholders' Equity (Deficit)	$215,367	$(1,040,523)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$402,063	$412,532
The accompanying notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
(A Development Stage Company)
Consolidated Statement of Operations(Unaudited)

Bio-Matrix Scientific Group, Inc.
(BMXG/TASCO)
Statements of Operations(Unaudited)

					Inception
	BMXG/TASCO	TASCO	BMXG/TASCO	TASCO	(October 6, 1998)
	3 Mos Ended	3 Mos Ended	9 Mos Ended	9 Mos Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

REVENUES
Sales	$-	$-	$-	$-	$1,000

Total Revenues	-	-	-	-	1,000

COSTS AND EXPENSES	-
Research and Development	59,337		228,429		256,104
General and administrative	421,315	1,831	863,078	3,714	1,689,773
Depreciation and amortization	334	-	1,001	-	1,334
Consulting and professional fees	233,763	-	587,924	-	1,378,559
Impairment of goodwill & intangiblrs	-		-		29,777,222

Total Costs and Expenses	714,749	1,831	1,680,432	3,714	33,102,992

OPERATING LOSS	(714,749)	(1,831)	(1,680,432)	(3,714)	(33,101,992)

OTHER INCOME & (EXPENSES)

Interest Expense	(4,206)	-	(20,560)	-	(21,928)
Other Expense	-		(73)		(73)
Interest Income	-	1	306	14	345
Other income	-	-	-	-	5,443

Total Other Income & (Expenses)	(4,206)	1	(20,327)	14	(16,213)

NET INCOME (LOSS)	$(718,955)	$(1,830)	(1,700,759)	(3,700)	$(33,118,205)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.00)	(0.10)	(0.00)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	19,330,268	12,780,000	17,178,178	12,780,000	-
The accompanying notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity
From October 6, 1998 through June 30, 2007
(Unaudited)

			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Stock issued for cash October 6, 1998	1,000,000	100	(90)		10
Stock issued for cash October 9, 1998	1,300,000	130	1,170		1,300
Stock issued for cash October 9, 1998	190,000	19	171		190
Stock issued for cash April 1, 1999	290,000	29	261		290
Net Loss October 6,1998 (inception)through September 30, 1999				(295)	(295)
Balance September 30, 1999	2,780,000	278	1,512	(295)	1,495

Stock issued for cash October 19, 1999	10,000,000	1,000	9,000		10,000
Net Loss October 1,1999 through September 30, 2000				(367)	(367)
Balance September 30, 2000	12,780,000	1,278	10,512	(662)	11,128

Net Loss October 1, 2000 through September 30, 2001				(11,028)	(11,028)
Balance September 30, 2001	12,780,000	1,278	10,512	(11,690)	100

Net Loss October 1, 2001					-
through September 30, 2002				(4,257)	(4,257)
Balance September 30, 2002	12,780,000	1,278	10,512	(15,947)	(4,157)

Net Loss October 1, 2002					-
through September 30, 2003				(4,328)	(4,328)
Balance September 30, 2003	12,780,000	1,278	10,512	(20,275)	(8,485)

Contributed Capital			12,362		12,362
Net Loss October 1, 2003					-
through September 30, 2004				(7,974)	(7,974)
Balance September 30, 2004	12,780,000	1,278	22,874	(28,249)	(4,097)

Contributed Capital			9,021		9,021
Net Loss October 1, 2004					0
through September 30, 2005				(6,667)	(6,667)
Balance September 30, 2005	12,780,000	1,278	31,895	(34,916)	(1,743)

Stock Cancelled June 13, 2006	(10,000,000)	(1,000)			(1,000)
Stock issued June 13, 2006	10,000,000	1,000	28,999,000		29,000,000
Stock issued for services	305,000	31	759,719		759,750
Stock issued for Compensation	300,000	30	584,970		585,000
Net Loss October 1, 2005					0
through September 30, 2006				(31,382,530)	(31,382,530)
Balance September 30, 2006	13,385,000	1,339	30,375,584	(31,417,446)	(1,040,523)

Stock issued for services	100,184	10	112,524		112,534
Stock issued for Compensation	153,700	15	101,465		101,480
Stock issued in exchange for canceling debt	2,854,505	284	1,446,120		1,446,404
Net Loss October 1, 2006					0
through December 31, 2006				(466,179)	(466,179)
Balance December 31, 2006	16,493,389	1,649	32,035,693	(31,883,625)	153,717

Stock issued for cash	500,000	50	124,950		125,000
Stock issued for services	359,310	36	235,042		235,078
Stock issued for Compensation	143,920	14	88,400		88,414
Stock issued in exchange for canceling debt	500,000	50	124,950		125,000
Net Loss January 1, 2007					0
through March 31, 2007				(515,624)	(515,624)
Balance March 31, 2007	17,996,619	1,800	32,609,035	(32,399,249)	211,585

Stock issued for cash	240,666	24	60,142		60,166
Stock issued for services	406,129	41	222,889		222,930
Stock issued for Compensation	150,000	15	110,435		110,450
Stock issued in exchange for canceling debt	1,316,765	132	329,059		329,191
Net Loss April 1, 2007					0
through June 30, 2007				(718,955)	(718,955)
Balance June 30, 2007	20,110,179	2,011	33,331,560	(33,118,204)	215,367
The accompanying notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
( A Development stage Company)
Consolidated Statements of Cash Flows (Unaudited)
	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended	October 6, 1998 (inception) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(1,700,759)	$(3,700)	$(718,955)	(1,830)	$(33,118,205)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and intangible asset	-				29,777,222
Depreciation expense	1,000	-	333	-	1,333
Stock issued for compensation	300,344	-	110,450	-	885,344
Stock issued for services	570,542	-	222,930	-	1,330,292
Cancellation of Debt					(5,443)
Stock issued to cancel debt plus accrued interest	705,400		329,191		705,400
Changes in operating assets and liabilities:				-
(Increase) decrease in receivables	-		3,000		-
(Increase) decrease in prepaid expenses	7,051		10,571		(13,156)
Increase (Decrease) in Accounts Payable	(85,596)	(1,600)	1,538	-	5,483
Increase (Decrease) in Accrued Expenses	24,541	-	14,565	-	42,369
( Increase) Decrease in Deposits	6,035		2,634		(23,092)

Net Cash Provided by (Used in) Operating Activities	(171,442)	(5,300)	(23,743)	(1,830)	(412,453)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(24,847)	-	-	-	(365,737)
Purchases of Intangible assets		-	-	-	(29,777,222)

Net Cash Provided by (Used in) Investing Activities	(24,847)	-	-	-	(30,142,959)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	74		24		1,352
Additional paid in Capital	185,092	-	60,142	-	29,221,430
Principal borrowings on notes	(10,106)	-	(182,716)	-	138,846
Net borrowings from related parties		5,300	-	1,800	1,195,196

Net Cash Provided by (Used in) Financing Activities	175,060	5,300	(122,550)	1,800	30,556,824

Net Increase (Decrease) in Cash	(21,229)	-	(146,293)	(30)	1,412

Cash at Beginning of Period	22,641	-	147,705	30	-

Cash at End of Period	$1,412	-	$1,412	-	(1,412)

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	-	$-	-	$-

Cash paid during period for taxes	$-	-	$-	-	$800

The accompanying notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to consolidated Financial Statements
(unaudited)
As of June 30, 2007

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio-Matrix Scientific Group, Inc. (“Company”) was organized October 6, 1998, under the laws of the State of Delaware as Tasco International, Inc.

The Company is in the development stage. From October 6, 1998 to June 3, 2006 its activities were limited to capital formation, organization, and development of its business plan to provide production of visual content and other digital media, including still media, 360-degree images, video, animation and audio for the Internet.

On June 3, 2006 the Company abandoned its efforts in the field of digital media production when it acquired 100% of the share capital of Bio-Matrix Scientific Group, Inc., a Nevada corporation (“BMSG”).

Bio-Matrix Scientific Group, Inc. is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities. BMSG is the Company’s only subsidiary and operating entity at this time. On August 25, 2006, the Company amended its certificate of incorporation in order to change its name to Bio-Matrix Scientific Group, Inc.

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

NOTE 3. Property and equipment

Property and equipment as of June 30, 2007 consists of the following:

Acquisition cost:
Production Equipment	US$	93,315
Production Clean room		78,264
Leasehold improvement		188,981
Office equipment		3,057
Computer		2,120

Subtotal		365,737
Less accumulated depreciation		(1,334)
Total	US$	364,403

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expired unexercised six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $33,118,205 during the period from October 6, 1998 (inception) through June 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of June 30 , 2007
Deferred tax assets:
Net operating tax carry forwards	$11,260,190
Other	0

Gross deferred tax assets	11,260,190
Valuation allowance	(11,260,190)

Net deferred tax assets	$0

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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

1998 Net Operating Loss	$(295)
1999 Net Operating Loss	(367)
2000 Net Operating Loss	(11,028)
2001 Net Operating Loss	(4,257)
2002 Net Operating Loss	(4,328)
2003 Net Operating Loss	(7,974)
2004 Net Operating Loss	(6,667)
2005 Net Operating Loss	(31,382,530)
Nine Months Ended June 30, 2007 Net Operating Loss	(1,700,759)
)
Net Operating Loss	$(33,118,205)

As of June 30, 2007 the Company has a net operating loss carry forward of approximately $33,118,205 which will expire 20 years from the date the losses were incurred.

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

On July 3, 2006, the Company acquired 100% of the share capital of BMSG from BMXP Holdings, Inc., formerly named Bio-Matrix Scientific Group, Inc. (See Note 12).

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

On October 11, 2006, the Company entered into an Agreement with BMXP Holdings, Inc (“BMXP”) (“Agreement”) pursuant to which the Company issued to BMXP 1,462,570 common shares of the Company on or prior to October 12, 2006. This issuance constituted full satisfaction of the amount of $1,191,619 plus any accrued and unpaid interest, owed to BMXP by the Company at that time.

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

On April 4, 2007, 985,168 shares of the Company’s common stock were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO is the sole beneficial owner of Bombardier Pacific Ventures

NOTE 9. STOCK TRANSACTIONS

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

On April 4, 2007, the Company issued 27,589 common shares pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $11,619.

On April 4, 2007, the Company issued 5,000 common shares as consideration for services rendered valued at $1,250

On April 4, 2007, the Company issued 40,000 common shares to management and employees as compensation pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On April 4, 2007, 985,168 shares of the Company’s common stock were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

On April 4, 2007, the Company issued 5,000 common shares to an employee as compensation pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On April 4, 2007, the Company issued 5,000 common shares pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $3,750

On May 22, 2007, the Company issued 15,000 common shares pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $9,300.

On May 22, 2007 the Company issued 65,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On June 7, 2007, the Company issued 32,040 common shares pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $20,185.

On June 7, 2007, the Company issued 5,000 common shares to an employee as compensation pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On June 21, 2007, 331,597 shares of the Company’s common stock were issued to Venture Bridge Advisors in full satisfaction of $82,900 owed by the Company to Venture Bridge Advisors.

On June 28, 2007 the Company issued 321,500 common shares pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $176,825.

On June 28, 2007 the Company issued 35,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0- shares issued and outstanding.

* Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 20,110,179 shares issued and outstanding.

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

As of June 30, 2007 , 1,454,772  shares have been issued pursuant to the Plan

	Number of
	Shares
As of June 30, 2007:

Granted	1,454,772	*
Remaining shares available for issuance under the Plan as of June 30, 2007	45,228

*Does not include 300,000 shares which were issued erroneously and subsequently cancelled

NOTE 14. BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN
On  June 3 , 2007 the Company adopted the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE  AND CONSULTANTS STOCK COMPENSATION PLAN (“the  Bio Plan”) which provides for the issuance of up to 1,500,000 authorized but unissued shares of Common Stock to eligible employees and consultants for services rendered (“Award Shares” or “Awards”). These Award Shares were registered with the Securities and Exchange Commission (“Commission”) on Form S-8 filed with the Commission on June 5, 2007. This Bio Plan shall terminate on June 3, 2017.

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

The Bio Plan is currently administered by a Plan Committee, which currently consists of the entire Board of Directors of the Company, and which has sole and absolute discretion to interpret and determine the effect of all matters and questions relating to this Bio Plan.

The Plan Committee has the full and final authority in its sole discretion, at any time and from time-to-time, subject only to the express terms, conditions and other provisions of the Articles of Incorporation of the Company and this Bio Plan, and the specific limitations on such discretion set forth herein, to:

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

As of June 30, 2007, 458,540 shares have been issued pursuant to the Plan
Number of
Shares
As of June 30, 2007:

Granted	458,540
Remaining shares available for issuance under the Plan as of June 30, 2007	1,041,460

NOTE 15 SUBSEQUENT EVENTS

On July 12, 2007, the Company issued 23,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

On July 30, 2007, the Company issued 555,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On July 30,2007,  the Company issued 100,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On July 30, 2007, the Company issued 566,217 common shares to Bombardier Pacific Ventures in satisfaction of  the principal amount  of $141,554  owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

On July 31, 2007, the Company issued 760,000 common shares for cash consideration of $190,000.

On August 6, 2007, the Company issued 620,000 common shares to consultants as consideration for services rendered.

On August 6, 2007, the Company issued 440,000 common shares for cash consideration of $110,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB for the year ended September 30, 2006. All references to “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2007

Revenues were -0- for the quarter ending June, 2007 and -0- for the same quarter ending June 30, 2006. Net losses were $718,955 for the three months ended June 30, 2007 and $1,830 for the same period ended June 30 , 2006.

PLAN OF OPERATION

As of June 30, 2007 the Company has $1,412 cash on hand and current liabilities of $186,696 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, and Accrued Interest.

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

Additionally, during the quarter ended June 30, 2007, 331, 597 shares of the Company’s common stock were issued to Venture Bridge Advisors in full satisfaction of $82,900 owed by the Company to Venture Bridge Advisors.

Over the next 12 months and if the company is successful in obtaining necessary licenses (as described below), the Company anticipates opening its stem cell bank and marketing its disposable stem cell / tissue management instruments

Prior to opening its stem cell banking facility, the Company will be required to register with the FDA under the Public Health Service Act to satisfy the regulatory requirements involving the storage of stem cells and other tissue. These regulatory requirements apply to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. Stem cell banking is also subject to State Regulations. the Company  will also be required to obtain a California Blood Banks and Biologics License for our facility.

Over the next twelve months and if the Company is successful in obtaining the necessary additional financing and obtaining equipment and necessary additional professional staff, the Company anticipates purchasing the following significant laboratory equipment:

Equipment                                                                    Estimated Cost
Laboratory information systems	$30,000
Laminar flow hoods (2 ea) 4ft	$10,000
Sepax Cell Separation Device	$50,000
Blood processing equipment	$80,000
Bar code labeling equipment	$3,000
Tube heat sealers (2 ea)	$4,000
Bench top centrifuges (2) refrigerated	$12,000
Cell Therapy Software	$30,000
Cryo Tracking Software	$28,000
Cryo Tracking Equipment	$45,000
Hematology analyzer	$15,000
Flow Cytometer	$150,000
BacTec Microbiology equipment	$20,000
Small equipment (lab set-up)	$10,000
Microscope	$5,000
CO2 Incubator	$4,000
Lab benches	$30,000
Supplies / reagents*	$100,000
Total	$626,000
* to be reordered on an annual basis

The Company can not assure that it will be successful in obtaining additional financing necessary to implement its  business plan.  The Company has not received any commitment or expression of interest from any financing source that has given the Company  any assurance that it will obtain the amount of additional financing in the future that it currently anticipates.  For these and other reasons, the Company is not able to assure that it will obtain any additional financing or, if it are successful, that it can obtain any such financing on terms that may be reasonable in light of its current circumstances.

If the Company is able to obtain the amount of additional financing that it requires, it will need to undertake the following capital expenditures:

Equipment                                                          Estimated cost

Computer system / Lab & offices	$100,000
Medical Software	$45,000
Misc equipment	$30,000
Phone system	$30,000
Back-up generator	$50,000
Security system	$20,000
Total	$275,000

In the event that the Company is successful in obtaining the amount of the additional financing that it requires on acceptable terms, the Company currently anticipates that it  will need to add the following additional employees during the twelve month period thereafter:

Title                                                                                  Estimated Annual
      Compensation
Director of Labs	$120,000
Director of Quality & Assurance	$75,000
Adm. Director	$75,000
Dir. Of Engineering / Production	$85,000
Lab Tech	$65,000
Lab Tech	$65,000
Customer Service Representative.	$45,000
Director of Market & Sales	$100,000
Facility Manager / Receiving & Shipping	$60,000
Support Staff	$50,000
Total	$740,000

The Company has not undertaken any efforts to recruit any persons to fill any of the positions shown above.  The Company may face protracted difficulties in recruiting individuals with sufficient experience and skills needed to fill these positions and it can not assure  that it  will be successful in obtaining the necessary persons at the compensations levels shown above or that it will not incur significant additional expenses to attract, relocate, and retain any persons that it recruits.

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

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2007 and ending June 30 , 2007, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II.

Item 1: LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2007, the Company issued 240,666 common shares for cash consideration of $60,166.

No underwriters were retained to serve as placement agents for the sale. The 240,666 shares of common stock were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the 240,66  shares of common stock.

The proceeds of the sale of the 240,666 shares of common stock will be utilized for general working capital purposes. The Company estimates that these net proceeds will not be sufficient to fulfill our capital needs through the next twelve months

The offer and sale of the 240,666 shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

On April 4, 2007, the Company issued 5,000 common shares as consideration for services rendered valued at $1,250.

No underwriters were retained to serve as placement agents for the issuance. The 5,000 shares of common stock were offered and sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the 5,000 shares of common stock.

The offer and sale of the 5,000 shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

On April 4, 2007, the Company issued 985, 168 common shares to Bombardier Pacific Ventures for consideration consisting of full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures.  David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the Shares

The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

On June 21, 2007, the Company issued 331,597 common shares to Venture Bridge Advisors for consideration consisting of  full satisfaction of $82,900 owed by the Company to Venture Bridge Advisors  .

No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the Shares

The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

On July 30, 2007, the Company issued 566,217 common shares to Bombardier Pacific Ventures in satisfaction of  the principal amount  of $141,554  owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the shares

The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

On July 31, 2007, the Company issued 760,000 common shares for cash consideration of $190,000.

The Net Proceeds of the sale, which were $190,000, will be utilized by the Company for working capital.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the shares

The offer and sale of the shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Each certificate issued in connection with the abovementioned transactions  contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On August 6 , 2007, the Company issued  440,000 common shares for cash consideration of $110,000.

The Net Proceeds of the sale, which were $100,000, will be utilized by the Company for working capital.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the shares

The offer and sale of the shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Each certificate issued in connection with the abovementioned transactions  contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On August 6, 2007, the Company issued 620,000 common shares to consultants for consideration consisting of   services rendered.

No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the shares

The offer and sale of the shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof.

Each certificate issued in connection with the abovementioned transactions contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

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
Bio- Matrix Scientific Group, Inc.
a Delaware corporation
By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: August 8, 2007