Form 10KSB/A
period 2006-08-30
Bio-Matrix Scientific Group, Inc.
filed 2007-08-20
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2006

File Number: 0-32201

BIO MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

8885 REHCO RD.SAN DIEGO CA	92121
(Address of principal executive offices)	(Zip Code)

 (619) 398-3517 ext. 308
(Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

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

TABLE OF CONTENTS

PART I

PART II

PART III

SIGNATURES	41

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT HISTORICAL FACTS ARE “FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995), THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “BELIEVES, “EXPECTS, “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE PLANNED EFFORTS TO IMPLEMENT THE COMPANY'S BUSINESS PLAN, THE STATUS OF STEM CELL TECHNOLOGY, OUR PLANNED MEDICAL DEVICE PRODUCTS, AND ANY OTHER EFFORTS THAT THE COMPANY INTENDS TO TAKE IN AN ATTEMPT TO GROW THE COMPANY, ENHANCE SALES, ATTRACT & RETAIN QUALIFIED PERSONNEL, AND OTHERWISE EXPAND THE COMPANY'S BUSINESS ARE NOT HISTORICAL FACTS AND ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR BECAUSE OF THE CONTINUING RISKS AND UNCERTAINTIES FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS (OR SYSTEMATIC) RISK ASSOCIATED WITH AN EARLY STAGE COMPANY, UNSYSTEMATIC RISK, AND POLITICAL RISK. FURTHER, BECAUSE OF THE SMALL SIZE OF THE COMPANY, THE COMPANY'S LIMITED FINANCIAL AND MANAGERIAL RESOURCES AND THE CONTINUING COMPETITIVE PRESSURES AND UNCERTAINT REGULATORY ENVIRONMENT, ANY ONE OR MORE OF THESE AND OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. ALL REFERENCES TO “WE” OR “US” CONTAINED WITHIN THIS FORM 10-KSB REFER TO BIO MATRIX SCIENTIFIC GROUP, INC.

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

On June 14, 2006, our former officers and directors resigned their positions and elected Dr. David R. Koos and Mr. Brian Pockett as in-coming Directors. Following their election and the reconstruction of the Board of Directors, the Buyer's Board of Directors elected Dr. David R. Koos as Chief Executive Officer and President and Mr. Brian Pockett as Chief Operating Officer and Vice President on June 19, 2006.

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

BMXG has filed six provisional patent applications, one utility patent application and one international patent application. These are as follows:

A. Cannula - This provisional patent application was filed based on BMXG's intellectual property and designs relating to tubular instruments used in stem cell harvesting and tissue transfers.

B. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMXG's intellectual property relating to tubular instrument connectors used in conjunction with cannulae designed specifically for stem cell harvesting and tissue transfer procedures. These tissue transfer connectors will allow the transfer of tissue from a 20cc to a 3cc or 6cc or 12cc syringe for harvesting or tissue transfer procedures.

 C. Syringe Clip - This provisional patent application was filed based on BMXG's intellectual property relating to a locking device used with syringes which are connected to smaller size cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 3cc, 6cc, 12cc, and 20cc syringes. By locking the plunger in place it protects the harvested cells until processing.

D. Syringe Clip - This provisional patent application was filed based on BMXG's intellectual property relating to a locking device used with syringes which are connected to larger sized cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 60cc syringe by locking the plunger it protects the harvested cell until processing.

E. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMXG's intellectual property relating to the tubular instrumentation system used in stem cell harvesting and tissue transfer procedures. This transfer system is used to transfer human tissue from a 60cc syringe to a 35cc or 20cc syringe for tissue transfer.

F. Cannula Handle and Storage System - This provisional patent application was filed back on BMXG's intellectual property relating to a locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures. This cannula handle will reduce hand and arm fatigue. The handle will allow a proper flow of tissue through the cannula using an aspirator or a pull syringe.

G. Tissue Transfer Cannula and Connectors - This utility patent application was filed based on BMXG's previously filed provisional patent application relating to the aforementioned intellectual property pertaining to tubular instruments locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures.

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

DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

We intend to market and sell our planned services to medical professionals and other companies that offer potential for commercial synergies. Our Subsidiary has entered into an agreement with Cord Blood America, Inc. (CBAI), whereby CBAI will market to potential clients our subsidiary's services of adipose stem cell banking using the Subsidiary's planned stem cell bank facility. Under this agreement, the Subsidiary has agreed to contract with Cord Blood America Inc. to marketing adult stem cell banking to its clients. This contract involves a sharing of fees charged on a 60 / 40 basis, with 60% of the fees going to us and 40% going to Cord Blood America.

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

Stem Cell Bank

In August, 2005, BMSG signed a lease on a 14,562 sq. ft. facility. This facility, formerly occupied by the American Red Cross blood testing laboratories provides a significant infrastructure for the rapid establishment of Bio-Matrix's core stem cell business. This facility will house state-of-the-art stem cell processing and storage laboratories

The cryogenic storage laboratories, comprising 1050 sq. ft. have been completed. A central external liquid nitrogen supply system is also now in place at the facility. In addition, the first of eight liquid nitrogen stem cell storage tanks have been installed and is under going testing and validation.

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

November 2006-Construction and installation of new Stem Cell Class 10,000 Processing Laboratory has been completed.

Medical Devices:

BMXG has filed six provisional patent applications, one utility patent application and one international patent application. These are as follows:

A. Cannula - This provisional patent application was filed based on BMXG's intellectual property and designs relating to tubular instruments used in stem cell harvesting and tissue transfers.

B. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMXG's intellectual property relating to tubular instrument connectors used in conjunction with cannulae designed specifically for stem cell harvesting and tissue transfer procedures. These tissue transfer connectors will allow the transfer of tissue from a 20cc to a 3cc or 6cc or 12cc syringe for harvesting or tissue transfer procedures.

C. Syringe Clip - This provisional patent application was filed based on BMXG's intellectual property relating to a locking device used with syringes which are connected to smaller size cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 3cc, 6cc, 12cc, and 20cc syringes. By locking the plunger in place it protects the harvested cells until processing.

D. Syringe Clip - This provisional patent application was filed based on BMXG's intellectual property relating to a locking device used with syringes which are connected to larger sized cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monojet 60cc syringe by locking the plunger it protects the harvested cell until processing.

E. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMXG's intellectual property relating to the tubular instrumentation system used in stem cell harvesting and tissue transfer procedures. This transfer system is used to transfer human tissue from a 60cc syringe to a 35cc or 20cc syringe for tissue transfer.

F. Cannula Handle and Storage System - This provisional patent application was filed back on BMXG's intellectual property relating to a locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures. This cannula handle will reduce hand and arm fatigue. The handle will allow a proper flow of tissue through the cannula using an aspirator or a pull syringe.

G. Tissue Transfer Cannula and Connectors - This utility patent application was filed based on BMXG's previously filed provisional patent application relating to the aforementioned intellectual property pertaining to tubular instruments locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures.

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

ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

 ITEM 7- FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
BIO-MATRIX SCIENTIFIC GROUP, INC.
(FORMERLY TASCO INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEET OF BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY (FORMERLY TASCO INTERNATIONAL, INC.) (A DEVELOPMENT STAGE “COMPANY”) AS OF SEPTEMBER 30, 2006 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, CHANGES IN SHAREHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR THEN ENDED, AND FOR THE PERIOD FROM OCTOBER 6, 1998 (INCEPTION) TO SEPTEMBER 30, 2006. THESE CONSOLIDATED FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE CONSOLIDATED FINANCIAL STATEMENTS BASED ON OUR AUDIT. THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF SEPTEMBER 30, 2005, AND FOR THE PERIOD FROM OCTOBER 6, 1998 (INCEPTION) TO SEPTEMBER 30, 2005 WERE AUDITED BY OTHER AUDITORS WHOSE REPORT DATED DECEMBER 28, 2005, EXPRESSED AN UNQUALIFIED OPINION ON THOSE STATEMENTS. THEIR REPORT INCLUDED AN EXPLANATORY PARAGRAPH REGARDING GOING CONCERN.

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

THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE 5 TO THE CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY'S LOSSES FROM OPERATIONS RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

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

Bio-Matrix Scientific Group, Inc. (“BMSG”) is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities. BMSG is the Company's only subsidiary and operating entity at this time.

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

The Company was loaned $5,300 from a related party without repayment terms and with no interest being charged. This Loan was forgiven as part of the Purchase Agreement involving the Company's purchase of Bio-Matrix Scientific Group Inc. (Nevada).

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

On June 13, 2006 the Company cancelled 10,000,000 shares of common stock belonging to the Company's former Chairman

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

Under the terms of the Acquisition Agreement and pursuant to a separate Escrow Agreement between the Company and the Seller, The Company delivered to the Escrow Agent the sum of 10,000,000 shares of the Company's common stock and other corporate and financial records and the Seller delivered to the Escrow Agent 25,000 shares of the common stock of BSMG., a Nevada corporation (the “Subsidiary”). As a part of the transaction and pursuant to the terms of the Acquisition Agreement and Stock Cancellation Agreement between the parties and John Lauring, the Company's former Chairman and Chief Executive Officer, John Lauring returned 10,000,000 shares of the Company held and owned by him for cancellation.

On June 14, 2006, the Company's officers and directors resigned their positions and elected Dr. David R. Koos and Mr. Brian Pockett as in-coming Directors of the Registrant. Following their election and the reconstruction of the Board of Directors, the Registrant's Board of Directors elected Dr. David R. Koos as Chief Executive Officer and President and Mr. Brian Pockett as Chief Operating Officer and Vice President on June 19, 2006.

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

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2006
(continued)

Award Shares may be issued to Eligible Persons (The term "Eligible Person" means any natural person who, at a particular time, is an employee, officer, director, consultant, or advisor of the Company or any Parent or Subsidiary of the Company; provided that, in the case of consultants or advisors such services are not in connection with the offer and sale of securities in a capital-raising transaction and /or such services are not intended to directly or indirectly promote or maintain a market for the Company 's securities) in any of the following instances:

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
Ibarra's report of our financial statements for the fiscal years ended September 30, 2004 and September 30, 2005 did not contain any adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. The audit reports prepared by Ibarra for the fiscal years ending September 30, 2005 and 2004 contained a paragraph with respect to the Company's ability to continue as a going concern.

During the most recent fiscal years ended September 30, 2005 and 2004 and through the date of Ibarra's decision not to stand for re-election as our independent accountant, there were no disagreements with Ibarra on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company's most recent fiscal year and the subsequent interim period preceding Ibarra's decision not to stand for re-election.

Ibarra's decision not to stand for re-election was not recommended or approved by the Board of Directors, nor was such approval or recommendation required.

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

ITEM 8A- CONTROLS AND PROCEDURES

Based on his evaluation as of September 30, 2006,, our principal executive officer and principal financial officer, David Koos, has concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Dr. Koos' educational background includes two doctoral degrees. His first doctorate is a Doctor of Philosophy degree (PhD) in Economic Sociology (2003). Dr. Koos' PhD studies in Sociology were done at the University of California, Riverside, which he left prior to completing his Ph.D. degree.

Dr. Koos completed his PhD studies at Atlantic International University (a non-accredited institution based in Honolulu, Hawaii) where he was allowed 120 units in transfer credits in support of being admitted on an ABD (All But Dissertation) basis for a joint PhD/DBA program.  Subsequent to the transfer credits, he completed an additional 91 units at Atlantic International University. His dissertation for his Ph.D. in Sociology, “Examining the Efficacy of Telemarketing Fundraisers as a Venture Capital Alternative in the Biotechnology Industry: A Case Study of Cell Bio-Systems, Inc” focused on applied research in Telemarketing and Venture Capital Fundraising and is available directly through Atlantic International University.  His second doctorate, a Doctor of Business Administration (DBA), specialized in Corporate Finance (2003), focusing on the process of Public Trading, Direct Public Offerings and Synthetic Reverse Mergers. Both of these degrees are the result of studies and research completed through Atlantic International University (a non-accredited institution). The dissertation for Dr. Koos' D.B.A. in Finance was titled “De-Coupling A Reverse Merger to facilitate a Direct Public Offering's Time to Market:  A Case Study Testing the value of a Synthetic Reverse Merger in Achieving Public Trading Status”. Prior to obtaining these two doctoral degrees, Dr. Koos received a Master of Arts degree in the Economic Sociology from the University of California, Riverside, California (1983). Currently, Dr. Koos is pursuing a PhD in Business Administration with an emphasis on Financial Management through Northcentral University, an accredited distance learning institution located in Prescott, Arizona. David R. Koos, our Chief Executive Officer, has been the subject of the following securities related regulatory actions:

On June 26 - 28 of 2001 the New York Stock Exchange (NYSE) held an administrative hearing panel regarding Mr. David Koos' handling of a client's account while he was at Everen Securities. Mr. Koos has not been employed by Everen over the last five years.  The panel found Mr. Koos had engaged in excessive, unsuitable and discretionary trading in a client's account.  The NYSE found Mr. Koos guilty of the aforementioned and suspended him from association with the NYSE and its affiliates for a period of 9 months.  On appeal, the Enforcement Division requested the suspension be 18 months, which was upheld by the Appeal Board.

The suspension began on May 10, 2002 at the close of business and lasted until November 10, 2003. The NYSE took no further action at the end of the suspension. David Koos' securities licenses (NASD Series 7  and Series 24 ) were re-instated with Amerivet Securities Inc. on March 31, 2004.   Amerivet's business is currently on hold as the CEO is on deployment in Iraq.

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

Significant Employees

Geoffrey O'Neill, PhD (57) - Chief Scientific Advisor

Since August 9, 2006, Dr. Geoffrey O'Neil, is an independent contractor and not as an employee, has served as our Chief Scientific Advisor.

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

In April 1975, Dr. O'Neill was awarded the JM Foundation Award from the JM Foundation; a New York based philanthropic organization that makes grants (awards) to various organizations and institutions. The JM Foundation award is given to post doctoral trainees by merit of their research. This award, which was given to Dr, O'Neill while a post doctoral fellow at Memorial Sloan-Kettering Cancer center, resulted in a grant to Memorial Sloan-Kettering Cancer Center.

Dr. O'Neill's academic career covers tenures as Visiting Professor, NIH-RCMI Program, University of Puerto Rico, School of Medicine, San Juan; Associate Professor of Pathology and Assistant Medical Director, Transfusion Medicine, University of Miami, Jackson Memorial Hospital; Visiting Professor, Institute of Immunology, University of Munich, FRG; Associate Professor of Graduate Medical Sciences, Cornell University School of Medicine New York. Dr. O'Neill has authored and co-authored over 90 publications of which 87 primarily focused on the field of bone marrow transplantation and 3, co- authored by Dr. O'Neill,  primarily focused on stem cell biology.  Three publications were co-authored with Dr. Good, of which one primarily focused on stem cell biology Dr. O'Neill was employed by Cryo-Cell International as Laboratory and Scientific Director from April 1999 through July 2003.  Dr. O'Neil also currently serves as President of Frezer, Inc and BMXP Holdings, Inc.

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

Publications co- authored by Dr. O'Neill primarily focused on stem cell biology

1.Kagan, W. A.; O'Neill, G. J.; Incefy, G. S.; Goldstein, G.; Good, R. A.: Induction  of human granulocyte differentiation in vitro by ubiquitin and thymopoietin. Blood 50:275, 1977
2. O'Neill GJ, Yang SY, DuPont B: Two HLA-linked loci controlling human complement C4. Proc. Natl. Acad Sci. USA 75:5165, 1978
3. Maharaj D, Lewis-Ximenez, Riley R, Gomez O, O'Neill GJ: Serum G-CSF levels in patients undergoing G-CSF/chemotherapy mobilized peripheral stem cell harvest. Blood 84:1380, 1994

All journals which have published  articles authored or co- authored by Dr.O'Neill.

Immunology

Annals of Immunology

Journal of Reticuloendothelial Society

Journal of Immunology

Blood

Cellular Immunology

Proceedings of the National Academy of Science (USA)

Nature

Transplantation Proceedings

New England Journal of Medicine

Transplantation

Immunobiology

Tissue Antigens

American Journal of Human Genetics

Clinical Immunology and Immunopathology

Family Relationships

There are no family relationships between Dr. Koos, Mr. Pockett and Dr. O'Neill.

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

Award Shares may be issued to Eligible Persons (The term "Eligible Person" means any natural person who, at a particular time, is an employee, officer, director, consultant, or advisor of us or any Parent or Subsidiary of us ; provided that, in the case of consultants or advisors such services are not in connection with the offer and sale of securities in a capital-raising transaction and /or such services are not intended to directly or indirectly promote or maintain a market for the Company 's securities) in any of the following instances:

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

On June 14, 2006, our officers and directors resigned their positions and elected Dr. David R. Koos and Mr. Brian Pockett as in-coming Directors of the Registrant. Following their election and the reconstruction of the Board of Directors, the Registrant's Board of Directors elected Dr. David R. Koos as Chief Executive Officer and President and Mr. Brian Pockett as Chief Operating Officer and Vice President on June 19, 2006

Under the terms of the Acquisition Agreement and pursuant to a separate Escrow Agreement between us and the Seller, We delivered to the Escrow Agent the sum of 10,000,000 shares of the Company's common stock and other corporate and financial records and the Seller delivered to the Escrow Agent 25,000 shares of the common stock of BSMG, a Nevada corporation and wholly owned subsidiary of the Seller.. As a part of the transaction and pursuant to the terms of the Acquisition Agreement and Stock Cancellation Agreement between the parties and John Lauring, our former Chairman and Chief Executive Officer, John Lauring returned 10,000,000 shares of the Company held and owned by him for cancellation.

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

ITEM 13- EXHIBITS

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1**	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1**	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2**	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2**	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.3	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.4	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
20.1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ARMANDO C IBARRA OFTHE BALANCE SHEET OF TASCO INTERNATIONAL, INC. AS OF SEPTEMBER 30, 2005, AND THE RELATED STATEMENTS OF OPERATIONS, CHANGES IN STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE PERIOD OF OCTOBER 6, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2005 (YEAR-END)DATED DECEMBER 28, 2005*

23.1**	CONSENT OF ARMANDO IBARRA,CPA

*INCORPORATED BY REFERENCE, PREVIOUSLY FILED WITH THE COMPANY'S 10KSB FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2005.
** INCORPORATED BY REFERENCE, PREVIOUSLY FILED WITH THE COMPANY'S 10KSB FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2006.

ITEM 14 -PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us by Chang G. Park :

Period beginning Oct1, 2005 and ending September 30, 2006

Audit Fees	$5800
Audit Related Fees	4670
Tax Fees	0
All Other Fees	75

$10545

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2005 these fees were primarily derived from review of financial statements in the Company's Form 10QSB Reports.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected Chang G Park`s independence.

The following table sets forth the aggregate fees billed to us by Armando C Ibarra, :

Period beginning Oct1, 2005 and ending September 30, 2006

Audit Fees	$0
Audit Related Fees	2500
Tax Fees	0
All Other Fees	0

$2500

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2005 these fees were primarily derived from review of financial statements in the Company's Form 10QSB Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected Armando C Ibarra's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

BIO-MATRIX SCIENTIFIC GROUP, INC.

By: /s/ David R. Koos
---------------------------
David R. Koos
Chairman, CEO and President

Dated August 16, 2007