Form 10KSB/A
period 2006-09-30
Bio-Matrix Scientific Group, Inc.
filed 2007-11-01
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB/A
Amendment No. 2

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2005 to September 30, 2006
File Number: 0-32201

BIO MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

8885 REHCO RD.SAN DIEGO CA	92121
(Address of principal executive offices)	(Zip Code)

 (619) 398-3517 ext. 308
(Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The issuer had no revenues for the year ended September 30, 2006.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Over-the-Counter on September 10, 2007:$3,003,442. The voting stock held by non-affiliates on that date consisted of 10,356,698shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of September 10, 2007:

    Common Stock: 23,174,396Preferred Stock: 0

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT HISTORICAL FACTS ARE “FORWARD-LOOKING STATEMENTS (AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995), THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “BELIEVES, “EXPECTS, “MAY,” “WILL,”“SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE PLANNED EFFORTS TO IMPLEMENT THE COMPANY'S BUSINESS PLAN, THE STATUS OF STEM CELL TECHNOLOGY, OUR PLANNED MEDICAL DEVICE PRODUCTS, AND ANY OTHER EFFORTS THAT THE COMPANY INTENDS TO TAKE IN AN ATTEMPT TO GROW THECOMPANY, ENHANCE SALES, ATTRACT & RETAIN QUALIFIED PERSONNEL, AND OTHERWISE EXPAND THE COMPANY'S BUSINESS ARE NOT HISTORICAL FACTS AND ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR BECAUSE OF THE CONTINUING RISKS AND UNCERTAINTIES FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: BUSINESS (OR SYSTEMATIC) RISK ASSOCIATED WITH AN EARLY STAGE COMPANY, UNSYSTEMATIC RISK, AND POLITICAL RISK. FURTHER, BECAUSE OF THE SMALL SIZE OF THE COMPANY, THE COMPANY'S LIMITED FINANCIAL AND MANAGERIAL RESOURCES AND THE CONTINUING COMPETITIVE PRESSURES AND UNCERTAINT REGULATORY ENVIRONMENT, ANY ONE OR  MORE OF THESE AND OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. ALL REFERENCES TO “WE” OR “US” CONTAINED WITHIN THIS FORM 10-KSB REFER TO BIO-MATRIX SCIENTIFIC GROUP, INC.

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

As a result of the Acquisition Agreement, BMSG is our wholly owned subsidiary. We abandoned our efforts in the field of digital media production when we acquired 100% of BMSG on July 3, 2006. BMSG is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities. As a result of this transaction, the former stockholder BMSG held approximately 80% of our voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by BMSG under the purchase method of accounting, and was treated as a recapitalization with Bio-Matrix Scientific Group, Inc.  as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to August 2, 2005 (date of inception), of the reverse acquisition completed on July 3, 2006, and represent the operations of BMSG, which has changed its Fiscal Year End to September 30, from December 31.

Through BMSG, we have developed a line of medical devices (approximately 192 disposable instruments for use in the plastic surgery field and stem cell research). The instruments are designed to be used to harvest adult stem cells from adipose (fat) tissue. We seek to market and sell these instruments to plastic surgeons and to offer the patients of these plastic surgeons an opportunity to store stem cells derived from adipose tissue for future medical treatments. We have-not conducted or obtained any independent evaluation of the efficacy or likely market interest in using these instruments. Our evaluations have been limited to those conducted by our management without the benefit of any independent or third party professional evaluation.

Through BMSG , we are currently constructing what we believe is a state-of-the art, FDA good manufacturing practices (cGMP) and good tissue practices(cGTP) compliant facility for the processing and cryo-storage (in liquid nitrogen) of adult stem cells. We anticipate that we will offer a similar service to expectant parents by offering to store their newborn's cord blood stem cells as well. In undertaking these plans, we intend to offer such storage services at our planned facility. The planned facility is located at 8885 Rehco Road, San Diego, California 92121 and has approximately 15,000 square feet. The planned facility was acquired under a five year lease on December 1, 2005 at a current cost of $18,931 per month (plus certain common area costs). Under the terms of the lease, the lease term may be extended for an additional five year lease term at the then prevailing market prices.

All of our current plans and strategy have been developed solely by our officers and Directors

BUSINESS OF THE ISSUER

PRINCIPAL PRODUCTS AND SERVICES
We are engaged primarily in

(a) The cryogenic storage of stem cells and

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

B. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMSG's intellectual property relating to tubular instrument connectors used in conjunction with cannulae designed specifically for stem cell harvesting and tissue transfer procedures. These tissue transfer connectors will allow the transfer of tissue from a 20cc to a 3cc or 6cc or 12cc syringe for harvesting or tissue transfer procedures.

 C. Syringe Clip - This provisional patent application was filed based on BMSG's intellectual property relating to a locking device used with syringes which are connected to smaller size cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 3cc, 6cc, 12cc, and 20cc syringes. By locking the plunger in place it protects the harvested cells until processing.

D. Syringe Clip - This provisional patent application was filed based on BMSG's intellectual property relating to a locking device used with syringes which are connected to larger sized cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 60cc syringe by locking the plunger it protects the harvested cell until processing.

E. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMSG's intellectual property relating to the tubular instrumentation system used in stem cell harvesting and tissue transfer procedures. This transfer system is used to transfer human tissue from a 60cc syringe to a35cc or 20cc syringe for tissue transfer.

F. Cannula Handle and Storage System - This provisional patent application was filed back on BMSG's intellectual property relating to a locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures. This cannula handle will reduce hand and arm fatigue. The handle will allow a proper flow of tissue through the cannula using an aspirator or a pull syringe.

G. Tissue Transfer Cannula and Connectors - This utility patent application was filed based on BMSG's previously filed provisional patent application relating to the aforementioned intellectual property pertaining to tubular instruments locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures.

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

The primary products and services we intend to offer are: (A) our medical devices (consisting of over 192 disposable instruments used in stem cell procedures /tissue transfer procedures) and (B) the services to be provided by our planned stem cell bank.

Adipose Derived Stem Cell Banking

We have entered into an agreement with Cord Blood America Inc. (OTCBB: CBAI) to market the collection of adipose (fat) derived stem cells to plastic and cosmetic surgeons. It is anticipated upon roll-out, this relationship may offer us the opportunity to utilize as many as 28 independent out-side sales representatives already in the field. If these efforts are successful, we plan to initiate a new web-site that can take orders, provide information, and respond to questions from potential customers. We have not yet completed work on the design of this planned web site, but we anticipate that the design and development of the web site will require careful planning and careful coordination with Cord Blood America to ensure that our marketing plans can be implemented on a consistent basis.

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

Stem Cell / Tissue Transfer Instrumentation

If we implement successfully the steps outlined above, we will look to develop loyalty among physicians who use our Stem Cell Collection Kit and attempt to convert them to use our complete instrumentation product line. We intend, as opportunities and our financial resources allow, to rely upon the 28 out-side CBAI  sales representatives already in the field to show our complete product line (consisting of over 192 disposable instruments) to other physicians, hospitals, outpatient surgery centers, and plastic surgery centers. This strategy may allow us many advantages to showcase our instruments for other procedures where there is a heightened concern for the risks of cross-contamination and the need for greater predictability in tissue manipulation. We also believe that our instruments may offer greater ease of use and clean up. These features may serve to make our instruments more attractive to physicians as it allows them and their staff to be more productive. We also believe that our disposable instruments may allow the medical service provider (such as a physician, hospital, or surgery center) an opportunity to directly charge the patient for instrumentation. This may offer an additional financial incentive to encourage physician usage and loyalty in using our instruments.

 In addition to our planned website and direct marketing plans, we plan to attend trade shows and conventions to further introduce and promote our planned products and services. These trade shows and conventions will likely include meetings and conventions sponsored by such groups as the American Society of Plastic Surgeons Conventions, Orthopedic Surgery, and the AAPS Annual Meeting. These efforts will be primarily focused on introducing, establishing, building, and fostering relationships with the targeted segments of physicians, hospitals, surgery centers, plastic surgery centers, and other providers of medical services. These relationships will likely become critically important to us if we are to develop a sufficient and sustainable revenue base for our company from the sale of our planned products and services.

We anticipate that if we are successful in introducing and developing loyalty for our planned products and services, we will need to expend significant financial resources ranging from $1,750,000 to $2,000,000 or more for advertising and marketing expenditures over a period of at least nine months to one year or longer. There are many variables and factors that may impact the time frame and the amount of expenditures that we will need to make to introduce and develop loyalty with our targeted segments. We may need to adjust our plans and devote a larger amount of funds to these efforts over a longer period of time if we are not able to generate a sufficient volume of product acceptance and repeat sales that will allow us to achieve these objectives. In the event that we are successful in achieving these objectives, we anticipate that it may take an additional eighteen to twenty four months or longer before we may be able to achieve profitability and positive cash flow, if at all. As we assess the cost to enter a new business, with all of the uncertainties and risks associated with the offering of new products and services, while also developing, testing, and implementing marketing plans for the offering of products and services that are new, we are aware that we may be facing an ever-changing competitive environment from other larger and well-established competitors that may force us to examine and revise our marketing plans.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

Stem Cell Bank

In August, 2005, BMSG signed a lease on a 14,562 sq. ft. facility. This facility, formerly occupied by the American Red Cross blood testing laboratories provides a significant infrastructure for the rapid establishment of Bio-Matrix's core stem cell business. This facility will house state-of-the-art stem cell processing and storage laboratories

The cryogenic storage laboratories, comprising 1050 sq. ft. have been completed. A central external liquid nitrogen supply system is also now in place at the facility. In addition, the first of eight liquid nitrogen stem cell storage tanks have been installed and is undergoing testing and validation.

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

November 2006-Construction and installation of new Stem Cell Class 10,000 Processing Laboratory has been completed.

September 2007 – Completed Quality Systems Procedures Manual required for State of California licensing and FDA registration.

October 2007 – Completed Quality Systems Policies Protocols Manual required for State of California licensing and FDA registration.

Medical Devices:

BMXG has filed six provisional patent applications and one utility patent application. These are as follows:

A. Cannula - This provisional patent application was filed based on BMSG's intellectual property and designs relating to tubular instruments used in stem cell harvesting and tissue transfers.

B. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMSG's intellectual property relating to tubular instrument connectors used in conjunction with cannulae designed specifically for stem cell harvesting and tissue transfer procedures. These tissue transfer connectors will allow the transfer of tissue from a 20cc to a 3cc or 6cc or 12cc syringe for harvesting or tissue transfer procedures.

C. Syringe Clip - This provisional patent application was filed based on BMSG's intellectual property relating to a locking device used with syringes which are connected to smaller size cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monoject 3cc, 6cc, 12cc, and 20cc syringes. By locking the plunger in place it protects the harvested cells until processing.

D. Syringe Clip - This provisional patent application was filed based on BMSG's intellectual property relating to a locking device used with syringes which are connected to larger sized cannulae in stem cell harvesting and tissue transfer procedures. This syringe clip is designed to hold and lock the plunger on the Monojet 60cc syringe by locking the plunger it protects the harvested cell until processing.

E. Tissue Transfer Cannula and Connectors - This provisional patent application was filed based on BMSG's intellectual property relating to the tubular instrumentation system used in stem cell harvesting and tissue transfer procedures. This transfer system is used to transfer human tissue from a 60cc syringe to a35cc or 20cc syringe for tissue transfer.

F. Cannula Handle and Storage System - This provisional patent application was filed based on BMSG's intellectual property relating to a locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures. This cannula handle will reduce hand and arm fatigue. The handle will allow a proper flow of tissue through the cannula using an aspirator or a pull syringe.

G. Tissue Transfer Cannula and Connectors - This utility patent application was filed based on BMSG's previously filed provisional patent application relating to the aforementioned intellectual property pertaining to tubular instruments locking device used with syringes which are connected to cannulae in stem cell harvesting and tissue transfer procedures.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

Evolving legislation may materially adversely affect our business. The Food and Drug Administration (FDA) regulates companies or other businesses engaged in the manufacture of human tissue or cellular products. These products must be manufactured in compliance with the FDA 21CFR part 1271. This regulation seeks to minimize the risk of transmission of diseases that can be transmitted due to transplantation or transfusion of human tissue or cellular products such as hepatitis and HIV. These Federal regulations may have an impact on the current stem cell banking industry. There is significant cost associated with compliance to any code of Federal regulations (CFR). Only those Companies that have the financial resources to implement comprehensive quality programs for both Good Manufacturing Processes (cGMPs) and Good Tissue Practice (cGTP) will be able to establish such a business. There is the possibility that other legislation maybe enacted which will affect our business.

RESEARCH AND DEVELOPMENT

During the nine months ended September 30, 2006, we expended $75,153 on research and development. During the twelve months ended December 31, 2005, we expended $135,387 on research and development

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of October 25, 2007, we have seven total employees who are full time employees.

ITEM 2 -DESCRIPTION OF PROPERTY

In August, 2005, BMSG signed a lease on a 14,562 sq. ft. facility located at 8885 Rehco Rd., San Diego CA 92121. This facility houses our stem cell processing and storage laboratories as well as our executive offices.

The cryogenic storage laboratories, comprising 1050 sq. ft. have been completed. A central external liquid nitrogen supply system is also now in place at the facility. In addition, the first of eight liquid nitrogen stem cell storage tanks have been installed and is undergoing testing and validation.

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

ITEM 3 -LEGAL PROCEEDINGS

None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5 -MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Shares
Our common stock is traded on the OTCBB under the symbol "BMSN". Prior to September 5, 2006 our Common Stock traded under the symbol "THII".

2005	High	Low
First Quarter
Second Quarter
Third Quarter	3.55	0.12
Fourth Quarter	3.25	2.75
2006
First Quarter	3.00	1.5
Second Quarter Third Quarter	3.00	1.26
Fourth Quarter	3.19	1.51
	2.00	0.49

Holders
As of July 12, 2007 there were approximately  400 holders of our Common Stock

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

As further consideration to BMXP Holdings, Inc. Holdings Inc. for entering into this agreement with us whereby 1,462,570 common shares were to be issued in full satisfaction of debts owed (“Agreement”) and abiding by the terms and conditions thereof, at any time within a period of 365 days from the date of the Agreement, BMXP Holdings, Inc. shall have the right, upon written demand to the Company (“Registration Demand”), to cause us ,within ninety days of the Registration Demand, to prepare and file with the United States Securities and Exchange Commission a registration statement to register under the Securities Act of 1933, as amended, 11,462,570 common shares of the Company (including the shares issued pursuant to this Agreement)owned by BMXP Holdings, Inc. (“Registerable Securities”), in order that the Registerable Securities may be distributed to BMXP Holdings, Inc. shareholders on a pro rata basis ( based on their ownership of common shares of the Company as of a Record Date to be determined by BMXP Holdings, Inc.),and use its reasonable best efforts to cause that registration statement to be declared effective by the SEC. This right may also be exercised by any entity to which BMXP Holdings, Inc. has transferred ownership of the Registerable Securities in trust for the BMXP Holdings, Inc. Record Shareholders. As of June 28, 2007 the shares owned by BMXP Holdings were transferred by BMXP Holdings, Inc. to the BMXP Holdings Shareholder Business Trust for the benefit of BMXP Holdings Inc. shareholders of record May 23, 2007.

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

On March 9, 2007 we issued 500,000 shares of common stock to Bio-Technology Partners Business Trust which constituted full satisfaction of the amount of $125,000 owed by the Company to Bio-Technology Partners Business Trust. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock

During the period beginning January 1, 2007 and ending April 4, 2007, we sold 1,752,867 restricted shares (the "Shares") of common stock, at a purchase price of $0.25 per share.

740,666 of the Shares were sold for cash consideration of $185,166 to five purchasers.  The net proceeds of the sale of shares sold for cash consideration, which were $185,166, will be utilized for general working capital purposes.

27,033 of the Shares were issued to two purchasers as consideration for services rendered valued at $6,758.

985,168 of the Shares were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures on April 4, 2007. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through the management of the Company. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares.

The offer and sale of the Shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.  Each of the purchasers warranted and represented that they were “Accredited Investors” as that term is used in Rule 144(a)(1) of the Securities Act of 1933 and each gave further representations that they were experienced and sophisticated in making financial, business, and investment decisions and thereby able to “fend for themselves.”  Further, each received an opportunity to ask questions of the Company’s management regarding the Company, its affairs, condition, and prospects and to receive answers to all such questions.  Finally, each received a copy of the Company’s business plan, the risks and merits of investing in the Company, together with copies of the Company’s financial statements so as to allow each of them to make an informed investment decision.

On June 21, 2007, 331,597 shares of our common stock were issued to Venture Bridge Advisors in full satisfaction of $82,900 owed by the Company to Venture Bridge Advisors. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock

On July 30, 2007, we issued 566,217 common shares to Bombardier Pacific Ventures in satisfaction of the principal amount of $141,554 owed by us to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock

On July 31, 2007, we issued 760,000 common shares for cash consideration of $190,000. The net proceeds of that sale, which were $190,000, will be utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. The offer and sale of these shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of these shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for these shares.

On August 6, 2007, we issued 620,000 common shares to consultants as consideration for services rendered. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock

On August 6, 2007, we issued 440,000 common shares for cash consideration of $110,000. The net proceeds of that sale, which were $110,000, will be utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. The offer and sale of these shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of these shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for these shares.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

As of June 30, 2007 , we  had  $1,412 cash on hand and current liabilities of $186,696 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, and Accrued Interest.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, we plan to fund our financial needs through operating revenues (which cannot be assured) and, if required, through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to us or at all.)

During the period beginning January 1, 2007 and ending April 4, 2007, we sold 1,752,867 shares of common stock at a purchase price of $0.25 per share.

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

Additionally, during the quarter ended June 30, 2007, 331, 597 shares of our  common stock were issued to Venture Bridge Advisors in full satisfaction of $82,900 owed by the Company to Venture Bridge Advisors..

From the period beginning July 1, 2007 and ending August 6, 2007 we issued 1,060,000 common shares for aggregate cash consideration of $300,000.  The net proceeds of the sale of these shares sold for cash consideration, which were $300,000, will be utilized for general working capital purposes. We estimate that these net proceeds will not be sufficient to fulfill our capital needs through the next twelve months.

Over the next 12 months and if we are successful in obtaining necessary licenses (as described below), we anticipate opening our stem cell bank and marketing our disposable stem cell / tissue management instruments

Prior to opening our stem cell banking facility, we will be required to register with the FDA under the Public Health Service Act to satisfy the regulatory requirements involving the storage of stem cells and other tissue. These regulatory requirements apply to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. Stem cell banking is also subject to State Regulations. the Company  will also be required to obtain a California Blood Banks and Biologics License for our facility.

Over the next twelve months and if we are  successful in obtaining the necessary additional financing and obtaining equipment and necessary additional professional staff, we anticipate purchasing the following significant laboratory equipment:

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
* to be reordered on an annual basis

We can not assure that we will be successful in obtaining additional financing necessary to implement our  business plan.  We have  not received any commitment or expression of interest from any financing source that has given us  any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are  not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

If we are able to obtain the amount of additional financing that we require, we will need to undertake the following capital expenditures:

Equipment                                                          Estimated cost
Computer system / Lab & offices	$100,000
Medical Software	$45,000
Misc equipment	$30,000
Phone system	$30,000
Back-up generator	$50,000
Security system	$20,000
Total	$275,000

In the event that we are  successful in obtaining the amount of the additional financing that we require on acceptable terms, we currently anticipate that we  will need to add the following additional employees during the twelve month period thereafter:

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

We have not undertaken any efforts to recruit any persons to fill any of the positions shown above.  We may face protracted difficulties in recruiting individuals with sufficient experience and skills needed to fill these positions and we can not assure  that we  will be successful in obtaining the necessary persons at the compensations levels shown above or that we will not incur significant additional expenses to attract, relocate, and retain any persons that we recruit.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bio-Matrix Scientific Group, Inc.
(Formerly Tasco International, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Bio-Matrix Scientific Group, Inc. and subsidiary (Formerly Tasco International, Inc.) (A Development Stage “Company”) as of September 30, 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the nine months then ended, and for the period from August 2, 2005  (inception) to September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2005, and for the period from August 2, 2005 (inception) to December 31, 2005 were audited by other auditors whose report dated April 28, 2006, expressed an unqualified opinion on those statements.  Their report included an explanatory paragraph regarding going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Matrix Scientific Group, Inc. and subsidiary as of September 30, 2006, and the results of its operation and its cash flows for the nine months then ended and for the period from August 2, 2005 (inception) to September 30, 2006 in conformity with U.S. generally accepted accounting principles.

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

/s/ Chang G. Park
CHANG G. PARK, CPA

October 22, 2007
San Diego, CA. 91910

Bio-Matrix Scientific Group Inc.
(A Development Stage Company)
Consolidated
Balance Sheet

As of September 30, 2006
ASSETS

CURRENT ASSETS
Cash	$22,641
Pre-paid Expenses	20,207

Total Current Assets	42,848

PROPERTY & EQUIPMENT	340,557

Intangible Assets/Technology	-

Total Other Assets	29,127

TOTAL ASSETS	$412,532

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$91,079
Loans from former parent	1,195,196
Due To/ From New Parent	-

Notes Payable	148,952
Accrued Payroll Taxes	4,983
Accrued Expenses	1,368
Accrued payroll taxes	11,477
-
-
Total Current Liabilities	1,453,055
-
LONG TERM LIABILITIES	-
TOTAL LIABILITIES	1,453,055
-
STOCKHOLDERS' EQUITY	-
Preferred Stock ($.0001 par value authorized
20,000,000 shares authorized; none issued and outstanding.)
Common Stock, ($.0001 par value authorized	-
80,000,000 shares authorized; 13,385,000
shares issued and outstanding as of September 30, 2006	1,339
Additional paid in Capital	1,379,332
Deficit accumulated during the development stage	(2,421,194)

Total Stockholders' Equity (Deficit)	$(1,040,523)

The accompanying notes are an integral part of these Financial statements

Bio-Matrix Scientific Group, Inc.
(A Development Stage company)
Statements of Operations

			Inception
			(August 2, 2005)
	9 Months Ended	12 Months Ended	through
	September 30,	December 31,	September 30,
	2006	2005	2006

REVENUES
Sales	$-	$-	$

Total Revenues	-	-	-

COSTS AND EXPENSES
Research and Development	75,453	135,387	210,840
General and administrative	1,138,364	186,202	1,324,566
Depreciation and amortization	742	140	882
Consulting and professional fees	801,635	46,054	847,689
Impairment of Intangibles	34,688		34,688

Total Costs and Expenses	2,050,882	367,783	2,418,665

OPERATING LOSS	(2,050,882)	(367,783)	(2,418,665)

OTHER INCOME & (EXPENSES)

Interest Expense	(2,367)	(162)	(2,529)
Interest Income	-	-	-
Other income	-	-	-

Total Other Income & (Expenses)	(2,367)	(162)	(2,529)

NET INCOME (LOSS)	$(2,053,249)	$(367,945)	$(2,421,194)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.19)	$(14.72)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	10,960,440	25,000

The accompanying notes are an integral part of these Financial statements

Bio-Matrix Scientific Group, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
From August 2, 2005 through September 30, 2006

			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Shares issued to Parent	25,000	35,921			35,921
Net Loss August 2, 2005
through September 30, 2005				(1,000)	(1,000)
Balance September 30, 2005	25,000	35,921	-	(1,000)	34,921

Net Loss October 1, 2005
through December 31, 2005				(366,945)	(366,945)
Balance December 31, 2005	25,000	35,921	-	(367,945)	(332,024)

Recapitalization	9,975,000	(34,921)	34,921		-
Stock issued July 3, 2006 Tasco Merger	2,780,000	278	(278)		-
Stock issued for services	305,000	31	759,719		759,750
Stock issued for Compensation	300,000	30	584,970		585,000
Net Loss January 1, 2006
through September 30, 2006				(2,053,249)	(2,053,249)
Balance September 30, 2006	13,385,000	1,339	1,379,332	(2,421,194)	(1,040,523)

The accompanying notes are an integral part of these Financial statements

Bio-Matrix Scientific Group, Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows

			August 2, 2005
			(inception)
	Year Ended	Year Ended	through
	September 30,	December 31,	September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(2,053,249)	$(367,945)	$(2,421,194)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization
Depreciation expense	742	140	882
Stock issued for compensation	585,000	-	585,000
Stock issued for services	759,750	-	759,750
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(15,074)	(5,133)	(20,207)
(Increase) decrease in organizational costs		-
Increase (Decrease) in Accounts Payable	67,878	23,201	91,079
Increase (Decrease) in Accrued Expenses	15,799	2,029	17,828
( Increase) Decrease in Deposits	-	(29,127)	(29,127)

Net Cash Provided by (Used in) Operating Activities	(639,154)	(376,835)	(1,015,989)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(237,874)	(103,565)	(341,439)
Purchases of Intangible assets	-	-	-

Net Cash Provided by (Used in) Investing Activities	(237,874)	(103,565)	(341,439)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-
Additional paid in Capital	-	35,921	35,921
Principal borrowings on notes	148,952	-	148,952
Net borrowings from related parties	750,450	444,746	1,195,196

Net Cash Provided by (Used in) Financing Activities	899,402	480,667	1,380,069

Net Increase (Decrease) in Cash	22,374	267	22,641

Cash at Beginning of Year	267	-	-

Cash at End of Year	$22,641	$-	(22,641)
		64,022

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	$-	$-

Cash paid during period for taxes	$800	$800	$800

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

On July 3, 2006 the Company abandoned its efforts in the field of digital media production when it acquired 100% of the share capital of Bio-Matrix Scientific Group, Inc., a Nevada corporation, for consideration consisting of 10,000,000 shares of the common stock of the Company and the cancellation of 10,000,000 shares of the Company owned and held by John Lauring.

As a result of this transaction, the former stockholder of Bio-Matrix Scientific Group, Inc held approximately 80% of the voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Bio-Matrix Scientific Group, Inc under the purchase method of accounting, and was treated as a recapitalization with Bio-Matrix Scientific Group, Inc.  as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to August 2, 2005 (date of inception), of the reverse acquisition completed on July 3, 2006, and represent the operations of Bio-Matrix Scientific Group, Inc.

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

C. DEVELOPMENT STAGE

The Company is a development stage company that devotes substantially all of its efforts in the development of its plan to operate in the field of the development, manufacture and marketing of medical devices and the operation of cellular storage facilities, specifically stem cell banking facilities.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 3. Property and equipment

Property and equipment as of September 30, 2006 consists of the following:

	2006
Acquisition cost:
Production Equipment	US	$93,315
Production Clean room		56,917
Leasehold improvement		185,482
Office equipment		3,057
Computer		2,668
Subtotal		341,439
Less accumulated depreciation		882
Total	US	$340,557

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expire six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,421,194 during the period from  August 2, 2005 (inception) through September 30 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will rise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of September , 2006

Deferred tax assets:
Net operating tax carry forwards	$853,117
Other	-0-
Gross deferred tax assets	853,117
Valuation allowance	(853,117)

Net deferred tax assets	$-0-

As of September  30 , 2006 the Company has a  Deferred Tax Asset of  $853,117 completely attributable to    net operating loss carry forwards  of approximately $2,459, 810 ( which expire 20 years from the date the loss was incurred) .consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) 2, 421, 194 attributable to BMSG.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. In addition, the reverse acquisition of BMSG has resulted in a change of control. Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change. As a result, the Company has the Company recorded a valuation allowance reducing all deferred tax assets to 0.

NOTE 7. RELATED PARTY TRANSACTION

On July 3, 2006, the Company acquired 100% of the share capital of BMSG from BMXP Holdings, Inc., formerly named Bio Matrix Scientific Group, Inc. in a reverse acquisition (See Note 11).

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

On August 3, 2005, the Company entered into an agreement to lease a 14,562 square foot facility for use as a cellular storage facility at a rate of $18,931 per month. The lease is for a period of five years commencing on December 1, 2005 and expiring on November 30, 2010. The lease contains a renewal option enabling the Company to renew the lease for an additional five years. There are no contingent payments which the Company is required to make.

Lease Commitments

2006	$ 227,739
2007	$ 234,562
2008	$ 241,611
2009	$ 248,864
2010	$ 234,377

Since the signing of this lease, the Company has been improving this facility and has made substantial progress toward creating a cGMP (Good Manufacturing Practices) and cGTP (Good Tissue Practices) compliant facility specifically designed for the cryogenic storage of stem cells, medical device engineering, stem cell research and stem cell specimen processing laboratories.

 The Company expects to have the facility licensed by the State of California and registered with the FDA. Concurrently, the Company has been developing the policies and procedures needed for processing stem cells for cryogenic storage.

NOTE 11. ACQUISITION OF BIO-MATRIX SCIENTIFIC GROUP (NEVADA).

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

As a result of the Acquisition Agreement, the Subsidiary became a wholly owned subsidiary of the Company and the Seller became the holder of approximately 78.24% of the outstanding common stock of the Registrant. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Bio-Matrix Scientific Group, Inc under the purchase method of accounting, and was treated as a recapitalization with Bio-Matrix Scientific Group, Inc. as the acquirer.

NOTE 12. TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

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

As of September 30, 2006, 605,000 shares have been issued pursuant to the Plan*

	Number of
	Shares
Twelve months ended September 30, 2006:

Granted	605,000	*

Remaining shares available for issuance under the Plan as of September 30, 2006	895,000

*Does not include 300,000 shares which were issued erroneously and subsequently cancelled

NOTE 13. SUBSEQUENT EVENTS

Between August 24, 2006 and November 10, 2006, the Company borrowed $246,744 from Bio-Technology Partners Business Trust. These loans carried interest at the rate of 10% and were due and payable in accordance with the following schedule:

23-Aug-07	$23,683.00
24-Aug-07	$16,667.21
30-Aug-07	$7,077.59
30-Aug-07	$26,122.00
5-Sep-07	$787.50
7-Sep-07	$7,269.87
12-Sep-07	$1,900.00
13-Sep-07	$12,085.72
13-Sep-07	$6,128.93
21-Sep-07	$2,200.00
28-Sep-07	$6,075.50
28-Sep-07	$28,754.53
5-Oct-07	$23,751.63
11-Oct-07	$14,000.00
11-Oct-07	$6,120.57
12-Oct-07	$982.12
18-Oct-07	$7,186.15
8-Nov-07	$52,051.90
9-Nov-07	$3,900.00

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

On April 4, 2007 --  985,168 shares of the Company’s common stock were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures

On April 4, 2007, the Company issued 5,000 common shares to an employee as compensation pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

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

On May 22, 2007 the Company issued 65,000 common shares to management pursuant to the  TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN
On  June 3 , 2007 the Company adopted the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE  AND CONSULTANTS STOCK COMPENSATION PLAN (“the  Bio Plan”) which provides for the issuance of up to 1,500,000 authorized but unissued shares of Common Stock to eligible employees and consultants for services rendered (“Award Shares” or “Awards”). These Award Shares were registered with the Securities and Exchange Commission (“Commission”) on Form S-8 filed with the Commission on June 5, 2007. This Bio Plan shall terminate on June 3, 2017.

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

On July 30, 2007, the Company issued 555,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On July 30, 2007, the Company issued 100,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On July 30, 2007, the Company issued 566,217 common shares to Bombardier Pacific Ventures in satisfaction of the principal amount of $141,554 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

On July 31, 2007, the Company issued 760,000 common shares for cash consideration of $190,000.

On August 6, 2007, the Company issued 620,000 common shares to consultants as consideration for services rendered.

On August 6, 2007, the Company issued 440,000 common shares for cash consideration of $110,000

On September 10, 2007, the Company issued 55,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On October 2, 2007, the Company issued 21,429 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On October 4, 2007, the Company issued 28,752 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Effective on August 7, 2006 the firm of Chang G. Park, CPA (“Park”) was engaged to serve as the new principal accountant to audit the Company’s financial statements.

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

ITEM 8B - OTHER INFORMATION

Not Applicable
PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and executive officers

The following table sets forth certain information regarding the current Directors and Executive Officers of the Company as of December 12, 2006. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.
Name	Age	Position
David R. Koos	49	Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO
Brian Pockett	53	Vice President and COO, Director

David R. Koos, PhD & DBA (49) - Chairman and CEO, Secretary,  Acting CFO

Dr. Koos has served as our CEO, President, Secretary, and Acting CFO since June 19, 2006, and as Chairman of our board of Directors since June 14, 2006.Over the past five years, Dr. Koos either is currently, or has previously  been employed as: Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer of both BMXP Holdings, Inc. and BMSG (December 6, 2004 to Present) , Managing Director & President of Cell Source Research Inc.(December 5, 2001 to Present) Managing Director & President of Venture Bridge Inc.( November 21, 2001 to Present) Board Member, Chief Financial Officer& Secretary of Cell Bio-Systems Inc., a New York corporation currently operating under the name Franklin Scientific, Inc. (July 17, 2003 to December 1,2003) and as a Registered Representative of Amerivet Securities, Inc. (March 31, 2004 to Present and also from November, 2000 to May, 2002). In addition, Dr. Koos has been involved with investment banking, venture capital, and investor relations for the past 20 years. He has worked with several major Wall Street Investment Banks and was a Vice-President of Investments with Sutro & Co., Everen Securities and Dean Witter. Dr. Koos holds the following securities licenses: NASD Series 7 (General Securities), and Series 24 (Securities Managing Principal).

Dr. Koos' educational background includes two doctoral degrees. His first doctorate is a Doctor of Philosophy degree (PhD) in Economic Sociology (2003). Dr. Koos' PhD studies in Sociology were done at the University of California, Riverside, which he left prior to completing his Ph.D. degree.

Dr. Koos completed his PhD studies at Atlantic International University (a non-accredited institution based in Honolulu, Hawaii) where he was allowed 120 units in transfer credits in support of being admitted on an ABD (All But Dissertation) basis for a joint PhD/DBA program.  Subsequent to the transfer credits, he completed an additional 91 units at Atlantic International University. His dissertation for his Ph.D. in Sociology, “Examining the Efficacy of Telemarketing Fundraisers as a Venture Capital Alternative in the Biotechnology Industry.” focused on applied research in Telemarketing and Venture Capital Fundraising and is available directly through Atlantic International University.  His second doctorate, a Doctor of Business Administration (DBA), specialized in Corporate Finance (2003), focusing on the process of Public Trading, Direct Public Offerings and Synthetic Reverse Mergers. Both of these degrees are the result of studies and research completed through Atlantic International University (a non-accredited institution).The dissertation for Dr. Koos' D.B.A. in Finance was titled “De-Coupling A Reverse Merger to facilitate a Direct Public Offering's Time to Market:  A Case Study Testing the value of a Synthetic Reverse Merger in Achieving Public Trading Status”. Prior to obtaining these two doctoral degrees, Dr. Koos received a Master of Arts degree in the Economic Sociology from the University of California, Riverside, California (1983). David R. Koos, our Chief Executive Officer, has been the subject of the following securities related regulatory actions:

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

On December 7, 1999 First Union Securities (formerly known as Everen Securities) and Thomas Monahan settled with Dr. Jan Yanda for the sum of $55,000.The claim made by Dr. Yanda to the NASD (Case # 98-03797) was that Mr. Monahan and his then partner David Koos mishandled her account in failing to correctly advise her on the liquidation of an annuity contract. Dr. Yanda asserted that she was not aware of any tax consequences in withdrawing funds from her annuity.  Mr. Koos was named as a result of being in a then partnership with Mr. Monahan while they worked together at Everen Securities. In the terms of the settlement, $55,000 was paid to Dr. Yanda by First Union Securities (formerly Everen Securities) At the time the claim was filed, David Koos was no longer working for First Union Securities (formerly known as Everen Securities).  The matter was fully settled by First Union Securities (formerly Everen Securities) and there are no outstanding issues in this matter.

Education:

DBA - Finance (December 2003)
Atlantic International University
Non-Accredited University

PhD - Sociology (Economic Sociology - September 2003)
Atlantic International University
Non-Accredited University

MA - Sociology (Economic Sociology - June 1983)
University of California - Riverside, California
Fully Accredited

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006(Secretary) to Present

Chairman, Chief Executive Officer, Secretary &Acting Chief Financial Officer	Frezer Inc.	May 2, 2005 to Present

Chairman, Chief Executive Officer, Secretary &Acting Chief Financial Officer	BMXP Holdings, Inc. BMSG	December 6, 2004 to Present

Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present

Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present

Member of the Board of Directors, Chief Financial Officer & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003

Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to Present (Previously employed: November, 2000 to May,2002)

* Amerivet Securities Inc. is currently not active as the Chief Executive Officer is on deployment in Iraq through the U.S. Army Reserves.

Brian Pockett (53) - Managing Director and COO

Brian Pockett has served as our Vice President and COO since June 19, 2006 and as a Director since June 14, 2006. Mr. Pockett has over twenty-nine years of professional experience in operations, marketing, sales, financial and grant development.  Prior to assuming his positions with us, Mr. Pockett founded PD&C, a private consulting firm and has served as a consultant to some of the largest companies in North America including Disney, SONY, Nintendo, Acclaim Entertainment and UFO.   Mr. Pocket has not been affiliated with PD&C during the past five years.  The scope of client projects expanded into the areas of global distributing, product development, commercialization, investment and intellectual properties. Mr. Pockett served as an Executive Vice President of Operations for Metropolis Publications and as Sr. Vice President of Marketing and Sales for Slawson Communications.

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

Dr. O'Neill's academic career covers tenures as Visiting Professor, NIH-RCMI Program, University of Puerto Rico, School of Medicine, San Juan; Associate Professor of Pathology and Assistant Medical Director, Transfusion Medicine, University of Miami, Jackson Memorial Hospital; Visiting Professor, Institute of Immunology, University of Munich, FRG; Associate Professor of Graduate Medical Sciences, Cornell University School of Medicine New York. Dr. O'Neill has authored and co-authored over 90 publications of which 87 primarily focused on the field of bone marrow transplantation and 3, co- authored by Dr. O'Neill, primarily focused on stem cell biology.  Three publications were co-authored with Dr. Good, of which one primarily focused on stem cell biology Dr. O’Neill was employed by Cryo-Cell International as Laboratory and Scientific Director from April 1999 through July 2003.  Dr. O'Neil also currently serves as President of Frezer, Inc and BMXP Holdings, Inc.

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

Publications co- authored by Dr. O'Neill primarily focused on stem cell biology

1.Kagan, W. A.; O'Neill, G. J.; Incefy, G. S.; Goldstein, G.; Good, R. A.: Induction  of human granulocyte differentiation in vitro by ubiquitin and thymopoietin. Blood 50:275, 1977
2. O'Neill GJ, Yang SY, DuPont B: Two HLA-linked loci controlling human complement C4. Proc. Natl. Acad Sci. USA 75:5165, 1978
3. Maharaj D, Lewis-Ximenez, Riley R, Gomez O, and O’Neill GJ: Serum G-CSF levels in patients undergoing G-CSF/chemotherapy mobilized peripheral stem cell harvest. Blood 84:1380, 1994

All journals which have published  articles authored or co- authored by Dr.O'Neill.

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

Family Relationships

There are no family relationships between Dr. Koos, Mr. Pockett and Dr. O'Neill.

Committees:

Plan Committee, TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On July 25, 2006 we adopted the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN(“the Plan”) which provides for the issuance of up to 1,500,000 authorized but unissued shares of Common Stock to eligible employees and consultants for services rendered (“Award Shares” or “Awards”). These Award Shares were registered with the Securities and Exchange Commission (“Commission”) on Form S-8 filed with the Commission on August 8, 2006. This Plan shall terminate on July 15, 2016.

Award Shares may be issued to Eligible Persons (The term "Eligible Person" means any natural person who, at a particular time, is an employee, officer, director, consultant, or advisor of us or any Parent or Subsidiary of us (provided that, in the case of consultants or advisors such services are not in connection with the offer and sale of securities in a capital-raising transaction and /or such services are not intended to directly or indirectly promote or maintain a market for the Company 's securities) in any of the following instances:

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

(iii) Interpret the Plan, adopt, amend and rescind rules and regulations relating to the Plan, and make all other determinations and take all other action necessary or advisable for the implementation and administration of the Plan; and

(iv) Delegate all or a portion of its authority to one or more directors of the Company who are executive officers of the Company, subject to such restrictions and limitations (such as the aggregate number of shares of Common Stock that may be awarded) as the Plan Committee may decide to impose on such delegated directors.

Plan Committee, BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE  AND CONSULTANTS STOCK COMPENSATION PLAN

On  June 3 , 2007 we adopted the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE  AND CONSULTANTS STOCK COMPENSATION PLAN (“the  Bio Plan”) which provides for the issuance of up to 1,500,000 authorized but unissued shares of Common Stock to eligible employees and consultants for services rendered (“Award Shares” or “Awards”). These Award Shares were registered with the Securities and Exchange Commission (“Commission”) on Form S-8 filed with the Commission on June 5, 2007. This Bio Plan shall terminate on June 3, 2017.

Award Shares may be issued to Eligible Persons (The term "Eligible Person" means any natural person who, at a particular time, is an employee, officer, director, consultant, or advisor of us or any Parent or Subsidiary of us ( provided that, in the case of consultants or advisors such services are not in connection with the offer and sale of securities in a capital-raising transaction and /or such services are not intended to directly or indirectly promote or maintain a market for our securities) in any of the following instances:

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

The Bio Plan is currently administered by a Plan Committee, which currently consists of our entire Board of Directors , and which has sole and absolute discretion to interpret and determine the effect of all matters and questions relating to this Bio Plan.

The Plan Committee has the full and final authority in its sole discretion, at any time and from time-to-time, subject only to the express terms, conditions and other provisions of our Articles of Incorporation and this Bio Plan, and the specific limitations on such discretion set forth herein, to:

(i) Designate the Eligible Persons or classes of Eligible Persons eligible to receive Awards from among the Eligible Persons;

(ii) Grant Awards to such selected Eligible Persons or classes of Eligible Persons in such form and amount (subject to the terms of the Plan) as the Plan Committee shall determine;

(iii) Interpret the Plan, adopt, amend and rescind rules and regulations relating to the Plan, and make all other determinations and take all other action necessary or advisable for the implementation and administration of the Plan; and

(iv) Delegate all or a portion of its authority to one or more of our directors  who are our executive officers , subject to such restrictions and limitations (such as the aggregate number of shares of Common Stock that may be awarded) as the Plan Committee may decide to impose on such delegate directors.

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
BIO MATRIX SCIENTIFIC GROUP, INC.
8885 REHCO RD.SAN DIEGO CA 92121.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) Beneficial Ownership Compliance.
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a)reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2006, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

Brian Pockett, our Director and COO, filed one late Form 4 on October 27, 2004

 10- EXECUTIVE COMPENSATION

The following table sets forth information relating to the annual and long-term compensation for the fiscal year ended September 30, 2006:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus($)	Stock Awards($) (a)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. David Koos Chairman, CEO and President	October 1, 2005 to September 30, 2006	0	0	$292,500	0	0	0	0	$292,500
Mr. Brian Pockett Vice President, COO and Director	October 1, 2005 to September 30, 2006	0	0	$292,500			0	0	$292,500

(a) issued pursuant to TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

Currently, neither of Dr. David Koos or Mr. Brian Pockett is party to an employment agreement with us.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the close of business onOctober 26, 2007, concerning shares of our common stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos (a) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD.SAN DIEGO CA92121	12,640,738	55
Common	Brian Pockett (a) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD.SAN DIEGO CA92121	11,639,530	50.2
Common	BMXP Holdings Shareholder Business Trust	11,462,570	49.5
Common	All Officers and Directors As a Group(a)	12,817,698	55

(a)Includes 11,462,570 Common Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. as well as beneficial owner of 24% of the BMSN common shares owned by the Trust. Brian Pockett is a beneficial owner of 14% of the BMSN common shares owned by the Trust.

ITEM 12 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 14, 2006, we and Bio-Matrix Scientific Group, Inc., a Delaware corporation currently named BMXP Holdings, Inc.(the “Seller”) entered into a Stock Purchase Agreement (the “Acquisition Agreement”).

On June 14, 2006, our officers and directors resigned their positions and elected Dr. David R. Koos and Mr. Brian Pockett as in-coming Directors of the Registrant. Following their election and the reconstruction of the Board of Directors, the Registrant's Board of Directors elected Dr. David R. Koos as Chief Executive Officer and President and Mr. Brian Pockett as Chief Operating Officer and Vice President on June 19, 2006

Under the terms of the Acquisition Agreement and pursuant to a separate Escrow Agreement between us and the Seller, We delivered to the Escrow Agent the sum of 10,000,000 shares of the Company's common stock and other corporate and financial records and the Seller delivered to the Escrow Agent 25,000 shares of the common stock of BSMG, a Nevada corporation and wholly owned subsidiary of the Seller. As a part of the transaction and pursuant to the terms of the Acquisition Agreement and Stock Cancellation Agreement between the parties and John Lauring, our former Chairman and Chief Executive Officer, John Lauring returned 10,000,000 shares of the Company held and owned by him for cancellation.

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

On July 3, 2006, the Company the Company changed its principal offices from 23 Brigham Road, Worcester, MA 01609 to 8885 Rehco Road, San Diego, California 92121

David R. Koos, the Chairman, CEO and President of the Company, is, and at the time of the acquisition was, the Chairman and Chief Executive Officer of the Seller as well as beneficial owner of 24% of the share capital of the Seller. Brian Pockett, Vice President, COO and Director of the Company, is, and at the time of the acquisition was, Chief Operating Officer, Managing Director and a Director of the Seller as well as beneficial owner of 14% of the share capital of the Seller.

On October 11, 2006, we entered into an Agreement with BMXP Holdings, Inc (“BMXP”) (“Agreement”) pursuant to which we issued to BMXP 1,462,570 common shares of the Company on or prior to October 12, 2006. This issuance constituted full satisfaction of the amount of $1,191,619 plus any accrued and unpaid interest, owed to BMXP by the Company at that time.

As further consideration to BMXP for entering into this Agreement and abiding by the terms and conditions thereof, at any time within a period of 365 days from the date of the Agreement, BMXP shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States Securities and Exchange Commission (“SEC”) a registration statement to register under the Securities Act of 1933, as amended, 11,462,570 of our common shares  (including the shares issued pursuant to this Agreement) owned by BMXP (“Registerable Securities”), in order that the Registerable Securities may be distributed to BMXP shareholders on a pro rata basis ( based on their ownership of our common shares  as of a Record Date to be determined by BMXP), and use our reasonable best efforts to cause that registration statement to be declared effective by the SEC. This right may also be exercised by any entity to which BMXP has transferred ownership of the Registerable Securities in trust for the BMXP Record Shareholders. As of June 28, 2007 the shares owned by BMXP were transferred by BMXP. to the BMXP Holdings Shareholder Business Trust for the benefit of BMXP Holdings Inc. shareholders of record May 23, 2007.

On April 4, 2007, 985,168 of our common shares  were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO is the sole beneficial owner of Bombardier Pacific Ventures

None of our Directors may be considered independent under the independence standards applicable to the small business issuer under paragraph (a)(1) of Item407 of Regulation SB.

ITEM 13-EXHIBITS

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1**	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1**	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2**	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2**	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.3*	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.4*	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.5	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.6	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

*INCORPORATED BY REFERENCE, PREVIOUSLY FILED WITH THE COMPANY'S 10KSB/A  Amendment number 1FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,2006.
** INCORPORATED BY REFERENCE, PREVIOUSLY FILED WITH THE COMPANY'S 10KSB FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,2006.

ITEM 14 -PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us by Chang G. Park :

Period beginning Oct1,2005 and ending September 30, 2006

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

Period beginning Oct1, 2005 and endingSeptember30, 2006

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
David R. Koos
Chairman, CEO and President

Dated: October 29, 2007