Form 10KSB/A
period 2006-09-30
Bio-Matrix Scientific Group, Inc.
filed 2007-11-14
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB/A
Amendment No. 3

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2005 to September 30, 2006
File Number: 0-32201

BIO MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

8885 REHCO RD. SAN DIEGO, CA	92121
(Address of principal executive offices)	(Zip Code)

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
Common Stock: 23,174,396
Preferred Stock: 0

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

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 7 - FINANCIAL STATEMENTS

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

/s/ Chang G. Park
CHANG G. PARK, CPA

October 22, 2007
San Diego, CA. 91910

To the Board of Directors
Bio-Matrix Scientific Group, Inc.
A Nevada Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of, Bio-Matrix Scientific Group, Inc.
A Nevada Corporation as of December 31, 2005 and the related statement of operations, changes in stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group, Inc.
A Nevada Corporation as of December 31, 2005, and the results of their operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA

April 28, 2005
Chula Vista, Ca. 91910

Bio-Matrix Scientific Group Inc.
(A Development Stage Company)
Consolidated
Balance Sheet

As of September 30, 2006
ASSETS

CURRENT ASSETS
Cash	$22,641
Pre-paid Expenses	20,207

Total Current Assets	42,848

PROPERTY & EQUIPMENT	340,557

Intangible Assets/Technology	-

Total Other Assets	29,127

TOTAL ASSETS	$412,532

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$91079
Loans from former parent	1195196
Due To/ From New Parent	0
Accrued Payroll Taxes	4,983
Accrued Expenses	1,368
Accrued payroll taxes	11,477
-
-
Total Current Liabilities	1,453,055
-
LONG-TERM LIABILITIES	-
TOTAL LIABILITIES	1,453,055
-
STOCKHOLDERS' EQUITY	-
Preferred Stock ($.0001 par value authorized
20,000,000 shares authorized; none issued and outstanding)
Common Stock, ($.0001 par value authorized	-
80,000,000 shares authorized; 13,385,000
shares issued and outstanding as of September 30, 2006	1,339
Additional paid-in Capital	1,379,332
Deficit accumulated during the development stage	(2,421,194)

Total Stockholders' Equity (Deficit)	$(1,040,523)

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

The accompanying notes are an integral part of these financial statements

Bio-Matrix Scientific Group, Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows

			August 2, 2005
			(inception)
	Year Ended	Year Ended	through
	September 30,	December 31,	September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(2,053,249)	$(367,945)	$(2,421,194)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization
Depreciation expense	742	140	882
Stock issued for compensation	585,000	-	585,000
Stock issued for services	759,750	-	759,750
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(15,074)	(5,133)	(20,207)
(Increase) decrease in organizational costs		-
Increase (Decrease) in Accounts Payable	67,878	23,201	91,079
Increase (Decrease) in Accrued Expenses	15,799	2,029	17,828
(Increase) Decrease in Deposits	-	(29,127)	(29,127)

Net Cash Provided by (Used in) Operating Activities	(639,154)	(376,835)	(1,015,989)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(237,874)	(103,565)	(341,439)
Purchases of Intangible assets	-	-	-

Net Cash Provided by (Used in) Investing Activities	(237,874)	(103,565)	(341,439)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-
Additional paid-in Capital	-	35,921	35,921
Principal borrowings on notes	148,952	-	148,952
Net borrowings from related parties	750,450	444,746	1,195,196

Net Cash Provided by (Used in) Financing Activities	899,402	480,667	1,380,069

Net Increase (Decrease) in Cash	22,374	267	22,641

Cash at Beginning of Year	267	-	-

Cash at End of Year	$22,641	$-	(22,641)
		64,022

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	$-	$-

Cash paid during period for taxes	$800	$800	$800

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

As of September  30 , 2006 the Company has a Deferred Tax Asset of  $853,117 completely attributable to net operating loss carry forwards of approximately $2,459, 810 (which expire 20 years from the date the loss was incurred) consisting  of:

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) 2,421,194 attributable to BMSG.

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

Lease Commitments

2006	$227,739
2007	$234,562
2008	$241,611
2009	$248,864
2010	$234,377

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

On August 6, 2007, the Company issued 440,000 common shares for cash consideration of $110,000

On September 10, 2007, the Company issued 55,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On October 2, 2007, the Company issued 21,429 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On October 4, 2007, the Company issued 28,752 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 8A - CONTROLS AND PROCEDURES

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

ITEM 8B - OTHER INFORMATION

Not Applicable

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

David R. Koos, Ph.D. & DBA (49) - Chairman and CEO, Secretary,  Acting CFO

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

Dr. Koos' educational background includes two doctoral degrees. His first doctorate is a Doctor of Philosophy degree (Ph.D.) in Economic Sociology (2003). Dr. Koos' PhD studies in Sociology were done at the University of California, Riverside, which he left prior to completing his Ph.D. degree.

Dr. Koos completed his Ph.D. studies at Atlantic International University (a non-accredited institution based in Honolulu, Hawaii) where he was allowed 120 units in transfer credits in support of being admitted on an ABD (All But Dissertation) basis for a joint PhD/DBA program.  Subsequent to the transfer credits, he completed an additional 91 units at Atlantic International University. His dissertation for his Ph.D. in Sociology, “Examining the Efficacy of Telemarketing Fundraisers as a Venture Capital Alternative in the Biotechnology Industry.” focused on applied research in Telemarketing and Venture Capital Fundraising and is available directly through Atlantic International University.  His second doctorate, a Doctor of Business Administration (DBA), specialized in Corporate Finance (2003), focusing on the process of Public Trading, Direct Public Offerings and Synthetic Reverse Mergers. Both of these degrees are the result of studies and research completed through Atlantic International University (a non-accredited institution).The dissertation for Dr. Koos' D.B.A. in Finance was titled “De-Coupling A Reverse Merger to facilitate a Direct Public Offering's Time to Market:  A Case Study Testing the value of a Synthetic Reverse Merger in Achieving Public Trading Status”. Prior to obtaining these two doctoral degrees, Dr. Koos received a Master of Arts degree in the Economic Sociology from the University of California, Riverside, California (1983). David R. Koos, our Chief Executive Officer, has been the subject of the following securities related regulatory actions:

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

Education:

DBA - Finance (December 2003)
Atlantic International University
Non-Accredited University

Ph.D. - Sociology (Economic Sociology - September 2003)
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

Associate of Arts - Business

Azusa Pacific University - Azusa, CA
June 1977

Christian Education Administration Certificate
George Fox College - Portland, OR
June 1983

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Vice President, COO and Director	Bio-Matrix Scientific Group, Inc.	June 19, 2006 (Vice President and COO) to Present June 14, 2006 (Director) to Present

Managing Director & Chief Operating Officer	Frezer Inc.	May 2, 2005 to Present

Managing Director & Chief Operating Officer	BMXP Holdings, Inc. BMSG	December 6, 2004 to Present

Business Development Consultant	Cell Bio-Systems Inc. (New York)	April 1, 2003 to November 30, 2004

Sales & Marketing Consultant	North County Times	July 1, 2002 to March 15, 2003

Independent Magazine Contractor	DaVinci	January 1, 2000 to June 30, 2002

Independent Magazine Contractor	Digital Diner	January 1, 2000 to June 30, 2002

Independent Magazine Contractor	Shock Waves	January 1, 2000 to June 30, 2002

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

10 - EXECUTIVE COMPENSATION

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the close of business on October 26, 2007, concerning shares of our common stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

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

(a) Includes 11,462,570 Common Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. as well as beneficial owner of 24% of the BMSN common shares owned by the Trust. Brian Pockett is a beneficial owner of 14% of the BMSN common shares owned by the Trust.

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

On July 3, 2006, the Acquisition Agreement closed and we acquired the twenty-five thousand (25,000) shares of the Common Stock of BMSG from the Seller in exchange for the payment of the purchase price of

(a) 10,000,000 shares of our common stock and

(b) the return for cancellation of 10,000,000 shares of our stock owned and held by John Lauring

At that time, the Escrow Agent released all stock certificates and certain other corporate and financial books and records held pursuant to the Escrow Agreement.

As a result of the Acquisition Agreement, BMSG became our wholly owned subsidiary and the Seller became the holder of approximately 78.24% of our outstanding common stock as of the closing of the Acquisition.

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

As further consideration to BMXP for entering into this Agreement and abiding by the terms and conditions thereof, at any time within a period of 365 days from the date of the Agreement, BMXP shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States Securities and Exchange Commission (“SEC”) a registration statement to register under the Securities Act of 1933, as amended, 11,462,570 of our common shares  (including the shares issued pursuant to this Agreement) owned by BMXP (“Registerable Securities”), in order that the Registerable Securities may be distributed to BMXP shareholders on a pro rata basis ( based on their ownership of our common shares  as of a Record Date to be determined by BMXP), and use our reasonable best efforts to cause that registration statement to be declared effective by the SEC. This right may also be exercised by any entity to which BMXP has transferred ownership of the Registerable Securities in trust for the BMXP Record Shareholders. As of June 28, 2007 the shares owned by BMXP were transferred by BMXP to the BMXP Holdings Shareholder Business Trust for the benefit of BMXP Holdings Inc. shareholders of record May 23, 2007.

On April 4, 2007, 985,168 of our common shares  were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO is the sole beneficial owner of Bombardier Pacific Ventures.

None of our Directors may be considered independent under the independence standards applicable to the small business issuer under paragraph (a)(1) of Item407 of Regulation SB.

ITEM 13 - EXHIBITS

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1**	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1**	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2**	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2**	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.3*	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.4*	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.5***	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.6***	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.7	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
31.8	CERTIFICATION BY CFO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

*INCORPORATED BY REFERENCE, PREVIOUSLY FILED WITH THE COMPANY'S 10KSB/A  Amendment number 1FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,2006.
** INCORPORATED BY REFERENCE, PREVIOUSLY FILED WITH THE COMPANY'S 10KSB FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,2006.
***INCORPORATED BY REFERENCE, PREVIOUSLY FILED WITH THE COMPANY'S 10KSB/A  Amendment number 2 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,2006

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Chang G. Park :

Period beginning Oct 1, 2005 and ending September 30, 2006

Audit Fees	$5,800
Audit Related Fees	4,670
Tax Fees	0
All Other Fees	75

$10,545

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

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected Chang G Park's independence.

The following table sets forth the aggregate fees billed to us by Armando C Ibarra:

Period beginning Oct. 1, 2005 and ending September 30, 2006

Audit Fees	$0
Audit Related Fees	2,500
Tax Fees	0
All Other Fees	0

$2,500

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

Dated: November 8, 2007