Form 10QSB/A
period 2006-12-31
Bio-Matrix Scientific Group, Inc.
filed 2007-11-26
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

There were 23,174,396 shares of Common Stock outstanding as of September 10, 2007.

PART I.

Item 1: Financial Statements

Chang G. Park, CPA, Ph. D. t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
(Formerly Tasco International, Inc.)
(A Development Stage Company)

We have reviewed the consolidated accompanying balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary (Formerly Tasco International, Inc) (A Development Stage “Company”) as of December 31, 2006, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the three months ended December 31, 2006; and for the period from August 2, 2005 (inception) through December 31, 2006.  These financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park
Chang G. Park, CPA

November 14, 2007
Chula Vista, California

Bio-Matrix Scientific Group Inc.
(A Development Stage Company)
Consolidated
Balance Sheet

ASSETS

As of December 31, 2006 (unaudited)
CURRENT ASSETS
Cash	$14,991
Receivable	74
Pre-paid Expenses	-

Total Current Assets	15,065

PROPERTY & EQUIPMENT	365,070

Intangible Assets/Technology	-

Total Other Assets	29,127

TOTAL ASSETS	$409,262

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$54,223
Loans from former parent	-
Due To/ From New Parent	-
Notes Payable	188,324
Accrued Payroll	4,000
Accrued Payroll taxes	7,611
Accrued Interest	1,387
Accrued expenses	-
Total Current Liabilities	255,545

LONG TERM LIABILITIES	-
TOTAL LIABILITIES	255,545

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value authorized
20,000,000 shares authorized; none
issued and outstanding.)
Common Stock, ($.0001 par value authorized
80,000,000 shares authorized; 16,493,389
shares issued and outstanding as of December 31, 2006	1,649
Additional paid-in Capital	3,039,441
Deficit accumulated during the development stage	(2,887,373)

Total Stockholders' Equity (Deficit)	$153,717

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$409,262

The accompanying Notes are an integral part of these financial statements.

Bio-Matrix Scientific Group, Inc.
(A Development Stage company)
Statements of Operations

	3 Months Ended December 31, 2006 (unaudited)	3 Months Ended December 31, 2005 (unaudited)	Inception (August 2, 2005) through December 31, 2006 (unaudited)

REVENUES
Sales	$-	$-	$-

Total Revenues	-	-	-

COSTS AND EXPENSES
Research and Development	108,489	135,387	319,329
General and administrative	224,673	185,202	1,549,239
Depreciation and amortization	333	140	1,215
Consulting and professional fees	125,840	46,054	973,529
Impairment of intangibles	-	-	34,688

Total Costs and Expenses	459,335	(366,783)	2,878,000

OPERATING LOSS	(459,335)	(366,783)	(2,878,000)

OTHER INCOME & (EXPENSES)

Interest Expense	(6,844)	(162)	(9,373)
Interest Income	-	-	-
Other income	-	-	-

Total Other Income & (Expenses)	(6,844)	(162)	(9,373)

NET INCOME (LOSS)	$(466,179)	$(366,945)	$(2,887,373)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(14.68)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,275,294	25,000	-

The accompanying Notes are an integral part of these financial statements.

Bio-Matrix Scientific Group, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
(unaudited)

			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Shares issued to Parent	25,000	35,921	0		35,921
Net Loss August 2, 2005					-
through September 30, 2005				(1,000)	(1,000)
Balance September 30, 2005	25,000	35,921	0	(1,000)	34,921

Net Loss October 1, 2005					-
through December 31, 2005				(366,945)	(366,945)
Balance December 31, 2005	25,000	35,921	0	(367,945)	(332,024)

Recapitalization	9,975,000	(34,921)	34,921		-
Stock issued July 3, 2006 reverse acquisition	2,780,000	278	(278)		-
Stock issued for services	305,000	31	759,719		759,750
Stock issued for Compensation	300,000	30	584,970		585,000
Net Loss January 1, 2006					-
through September 30, 2006				(2,053,249)	(2,053,249)
Balance September 30, 2006	13,385,000	1,339	1,379,332	(2,421,194)	(1,040,523)

Stock issued for services	100,184	10	112,524		112,534
Stock issued for Compensation	153,700	15	101,465		101,480
Stock issued in exchange for canceling debt	2,854,505	284	1,446,120		1,446,404
Net Loss October 1, 2006					-
through December 31, 2006				(466,179)	(466,179)
Balance December 30, 2006	16,493,389	1,649	3,039,441	(2,887,373)	153,717

The accompanying Notes are an integral part of these financial statements.

Bio-Matrix Scientific Group, Inc
(A Development Stage Company)
Consolidated Statements of Cash Flows

	3 Months Ended December 31, 2006 (unaudited)		3 Months Ended December 31, 2005 (unaudited)		August 2, 2005 (inception) through December 31, 2006 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)		$(466,179)		$(366,945)		$(2,887,373)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation expense		333		140		1,215
Stock issued for compensation		101,480		-		686,480
Stock issued for services		112,534		-		872,284
Stock issued to cancel debt plus accrued interest		251,209				251,209
Changes in operating assets and liabilities:
(Increase) decrease in receivables		(74)		34921		(74)
(Increase) decrease in prepaid expenses		20,207		(5,133)		-
(Increase) decrease in organizational costs		-		-
Increase (Decrease) in Accounts Payable		(36,856)		23,201		54,223
Increase (Decrease) in Accrued Expenses		(4,830)		2,029		12,998
(Increase) Decrease in Deposits		-		(29,127)		(29,127)

Net Cash Provided by (Used in) Operating Activities		(22,176)		(340,914)		(1,038,165)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets		(24,846)		(103,565)		(366,285)
Purchases of Intangible assets				-		-

Net Cash Provided by (Used in) Investing Activities		(24,846)		(103,565)		(366,285)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash		-				1,278
Additional paid-in Capital		-				34,643
Principal borrowings on notes		39,372		-		188,324
Net borrowings from related parties				444,746		1,195,196

Net Cash Provided by (Used in) Financing Activities		39,372		444,746		1,419,441

Net Increase (Decrease) in Cash		(7,650)		267		14,991

Cash at Beginning of Quarter		22,641		-		-

Cash at End of Quarter		$14,991		$267

Supplemental Cash Flow Disclosures:

Cash paid during period for interest		$-		$-		$-

Cash paid during period for taxes	$		$		$

The accompanying Notes are an integral part of these financial statements.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(Formerly Tasco Holdings International, Inc.)
(A Development Stage Company)
Notes to unaudited consolidated Financial Statements
As of December 31, 2006

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,887,373 during the period from August 2, 2005 (inception) through December 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6.  INCOME TAXES

As of December 31 , 2006

Deferred tax assets:
Net operating tax carry forwards	$994,836
Other	-0-
Gross deferred tax assets	994,836
Valuation allowance	(994,836)

Net deferred tax assets	$-0-

As of December 31 , 2006 the Company has a  Deferred Tax Asset of  $994,836 completely attributable to net operating loss carry forwards  of approximately $2,925,989 (which expire 20 years from the date the loss was incurred) consisting of:

(a)  $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b)  2,887,373 attributable to BMSG.

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

*  Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 16,493,389 shares issued and outstanding

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2006, 858,884 shares have been issued pursuant to the Plan.

	Number of
	Shares
As of December 31, 2006:

Granted	858,884	*

Remaining shares available for issuance under the Plan as of December 31, 2006	641,116

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

On April 4, 2007, the Company issued 5,000 common shares pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $3,750.

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

Award Shares may be issued to Eligible Persons (The term "Eligible Person" means any natural person who, at a particular time, is an employee, officer, director, consultant, or advisor of the Company or any Parent or Subsidiary of the Company; provided that, in the case of consultants or advisors such services are not in connection with the offer and sale of securities in a capital-raising transaction and /or such services are not intended to directly or indirectly promote or maintain a market for the Company ’s securities) in any of the following instances:

(i)  as a bonus for services previously rendered and compensated, in which case the recipient of the Award Shares shall not be required to pay any consideration for such Award Shares, and the value of such Award Shares shall be the Fair Market Value of such Award Shares on the date of grant; or

(ii)  as compensation for the previous performance or future performance of services or attainment of goals, in which case the recipient of the Award Shares shall not be required to pay any consideration for such Award Shares (other than the prior performance of his services or the assumption of the obligation of future performance of services).

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

On June 28, 2007 the Company issued 35,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

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

On July 30, 2007, the Company issued 100,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

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

On August 6, 2007, the Company issued 440,000 common shares for cash consideration of $110,000.

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

On October 29, 2007, the Company issued 20,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

On November 1, 2007, the Company was granted a Biologics license (“License”) from the Department of Health Services of the State of California. This License permits the Company’s current facility to accept and store cord blood (Stem Cells), whole blood, and various blood related specimens for cryogenic short and long term storage and on November 13, 2007, the Company entered into an agreement with Dr. Joao L. Ascensao, M.D., Ph.D., F.A.C.P. whereby Dr. Ascensao, as an independent contractor and not as an employee, has agreed to act as  the Company’s  Medical Director.

On November 7, 2007, the Company issued 28,750 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

Between October 12, 2007 and November 9, 2007, the Company borrowed $106,240 from Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures. In consideration for this loan, the Company issued bombardier Pacific Ventures a series of Notes, callable at par plus any accrued and unpaid interest by the company upon five days written notice, bearing simple interest at 15% maturing on the following dates:

Due Date	Principal Amount
October 25, 2008	$3,620
October 19, 2008	$10,000
November 9, 2008	$14,000
October 25, 2008	$19,500
October 12, 2008	$28,000
November 2, 2008	$31,300

On November 14, 2007 the Company sold a $50,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $50,000 to one purchaser.

Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year. The Company shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is November 14, 2009.

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of the common stock of the Company  by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by the Company.

the holder may convert the Convertible Debenture, in whole but not in part, into the Company’s common shares at the conversion rate  of $0.15 per Share.

Subsequent to any conversion , the holder  shall have the right, upon written demand to Company (“Registration Demand”), to cause Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSBas amended for the year ended September 30, 2006.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2006

Revenues were -0- for the quarter ending December 31, 2006 and -0- for the same quarter ending 2005. Operating Expenses were $459,335 for the three months ended December 31, 2006 and $366,783  for the same period in 2005.

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

The net proceeds of the sale of shares sold for cash consideration, which were $185,166, will be utilized for general working capital purposes. The Company  estimates that these net proceeds will not be sufficient to fulfill its capital needs through the next twelve months.

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

From the period beginning July 1, 2007 and ending August 6, 2007 the Company issued 1,060,000 common shares for aggregate cash consideration of $300,000.  The net proceeds of the sale of these shares sold for cash consideration, which were $300,000, will be utilized for general working capital purposes. We estimate that these net proceeds will not be sufficient to fulfill the Company’s capital needs through the next twelve months.

On November 14, 2007 the Company sold $50,000 face value of convertible debentures for an aggregate purchase price of $50,000 to one purchaser. The net proceeds, which are $50,000, will be utilized general working capital purposes.

Over the next 12 months and if the Company is successful in obtaining necessary licenses (as described below), the Company anticipates opening its stem cell bank and marketing its  disposable stem cell / tissue management instruments.

On November 1, 2007, the Company was granted a Biologics license (“License”) from the Department of Health Services of the State of California. This License permits the Company’s current facility to accept and store cord blood (Stem Cells), whole blood, and various blood related specimens for cryogenic short and long term storage  and on November 13, 2007, the Company  entered into an agreement with Dr. Joao L. Ascensao, M.D., Ph.D., F.A.C.P. whereby Dr. Ascensao, as an independent contractor and not as an employee, has agreed to act as  the Company’s  Medical Director.

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

Over the next twelve months and if the Company is   successful in obtaining the necessary additional financing and obtaining equipment and necessary additional professional staff, the Company  anticipates purchasing the following significant laboratory equipment:

Equipment                                                                    Estimated Cost
Laboratory information systems	$30,000
Laminar flow hoods (2 ea) 4ft	$10,000
Sepax Cell Separation Device	$50,000
Blood processing equipment	$80,000
Bar code labeling equipment	$3,000
Tube heat sealers (2 ea)	$4,000
Bench top centrifuges (2) refrigerated	$12,000
Cell Therapy Software	$30,000
Cryo Tracking Software	$28,000
Cryo Tracking Equipment	$45,000
Hematology analyzer	$15,000
Flow Cytometer	$150,000
BacTec Microbiology equipment	$20,000
Small equipment (lab set-up)	$10,000
Microscope	$5,000
CO2 Incubator	$4,000
Lab benches	$30,000
Supplies/reagents*	$100,000
Total	$626,000
* to be reordered on an annual basis

The Company can not assure that it will be successful in obtaining additional financing necessary to implement its  business plan.  The Company has   not received any commitment or expression of interest from any financing source that has given it  any assurance that it will obtain the amount of additional financing in the future that it currently anticipates.  For these and other reasons, the Company is   not able to assure that it will obtain any additional financing or, if it is  successful, that it  can obtain any such financing on terms that may be reasonable in light of its  current circumstances.

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

Item 1.  LEGAL PROCEEDINGS

None.

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

On August 6, 2007, the Company issued 440,000 common shares for cash consideration of $110,000. The net proceeds of that sale, which were $110,000, will be utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. The offer and sale of these shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of these shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for these shares.

On November 14, 2007 the Company sold $50,000 face value  convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $50,000 to one purchaser, who is accredited investor as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended . and who also has for two years had a substantive, pre-existing relationship with the Company.

Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year. The Company shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is November 14, 2009.

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of the common stock of the Company  by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by the Company.

The holder may convert the Convertible Debenture, in whole but not in part, into the Company’s common shares at the conversion rate of $0.15 per Share.

Subsequent to any conversion , the holder  shall have the right, upon written demand to Company (“Registration Demand”), to cause Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

The net proceeds, which are $50,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. This Convertible Debenture was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Convertible Debenture. There was no advertisement or general solicitation made in connection with this offer and sale of the Convertible Debenture. The offer and sale of the Convertible Debenture was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Convertible Debenture, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the Convertible Debenture and restrictive legends will be  placed on, and stop transfer orders placed against, the certificates for any  shares into which the Convertible debenture may convert.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

31.1	Certification of Chief Executive Officer*

31.2	Certification of Acting Chief Financial Officer*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Executive Officer dated 11/20/07

31.4	Certification of Acting Chief Financial Officer dated 11/20/07

32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated 11/20/07

32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated 11/20/07

* previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio Matrix Scientific Group, Inc,.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: November 20, 2007