Form 10QSB/A
period 2007-03-31
Bio-Matrix Scientific Group, Inc.
filed 2007-11-28
CIK 1079282

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
Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
(Formerly Tasco International, Inc.)
(A Development Stage Company)

We have reviewed the consolidated accompanying balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary (Formerly Tasco International, Inc) (A Development Stage “Company”) as of March 31, 2007, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the six months and three months ended March 31, 2007; and for the period from August 2, 2005 (inception) through March 31, 2007.  These financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park
____________________________
Chang G. Park, CPA

November 14, 2007
Chula Vista, California

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMARLY TASCO INTERNATIONAL)
(A Development Stage Company)
Balance Sheet

ASSETS

As of March 31, 2007
(Unaudited)
CURRENT ASSETS
Cash	$147,705
Employee Receivable	3,000
Pre-paid Expenses	23,727

Total Current Assets	174,432

PROPERTY & EQUIPMENT	364,737

GOODWILL

Intangible Assets/Technology	-

Total Other Assets	25,726

TOTAL ASSETS	$564,895

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,945
Loans from former parent	-
Due To/ From New Parent	-
Notes Payable	321,562
Accrued Payroll	-
Accrued Payroll Taxes	14,545
Accrued Interest	13,258
Accrued expenses	-

Total Current Liabilities	353,310

LONG TERM LIABILITIES	-
TOTAL LIABILITIES	353,310

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value authorized
20,000,000 shares authorized; none
issued and outstanding.)
Common Stock, ($.0001 par value authorized
80,000,000 shares authorized; 13,385,000 & 17,996,619
shares issued and outstanding as of September 30, 2006 and March 31, 2007, respectively	1,800
Additional paid in Capital	3,612,783
Deficit accumulated during the development stage	(3,402,998)

Total Stockholders' Equity (Deficit)	$211,585

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$564,895

The accompanying Notes are an integral part of these financial statements.

Bio-Matrix Scientific Group, Inc.
(Formerly Tasco International, Inc.)
( A Development Stage Company)
Statements of Operations (Unaudited)

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	6 Months Ended March 31, 2007	6 Months Ended March 31, 2006	Inception (August 2, 2005) through March 31, 2007

REVENUES
Sales	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

COSTS AND EXPENSES	-
Research and Development	60,604	21,648	169,092	157,035	379,933
General and administrative	217,090	160,923	441,763	346,125	1,766,329
Depreciation and amortization	333	140	667	280	1,548
Consulting and professional fees	228,321	4,000	354,161	50,054	1,201,850
Impairment of goodwill & intangibles	-		-		34,688

Total Costs and Expenses	506,348	186,711	965,683	553,494	3,384,348

OPERATING LOSS	(506,348)	(186,711)	(965,683)	(553,494)	(3,384,348)

OTHER INCOME & (EXPENSES)

Interest Expense	(9,509)	(161)	(16,354)	(323)	(18,882)
Other Expense	(73)		(73)		(73)
Interest Income	306	-	306	-	306
Other income	-	-	-	-	-

Total Other Income & (Expenses)	(9,276)	(161)	(16,121)	(323)	(18,649)

NET INCOME (LOSS)	$(515,624)	$(186,872)	(981,804)	(553,817)	$(3,402,997)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(7.47)	(0.06)	(22.15)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,947,346	25,000	16,102,133	25,000	-

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
( A Development stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	6 Months Ended March 31, 2007	6 Months Ended March 31, 2006	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	August 2, 2005 (inception) through March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(981,804)	$(553,816)	$(515,624)	(186,872)	$(3,402,997)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	667	279	333	140	1,548
Stock issued for compensation	189,894	-	88,414	-	774,894
Stock issued for services	347,612	-	235,078	-	1,107,362
Stock issued to cancel debt plus accrued interest	376,209		125,000		376,209
Changes in operating assets and liabilities:				-
(Increase) decrease in receivables	(3,000)	34,921	(2,926)		(3,000)
(Increase) decrease in prepaid expenses	(3,520)	(7,125)	(23,727)	(1,992)	(23,727)
Increase (Decrease) in Accounts Payable	(87,134)	20,531	(50,278)	(2,669)	3,945
Increase (Decrease) in Accrued Expenses	9,976	8,410	14,805	6,381	27,803
( Increase) Decrease in Deposits	3,401	(29,127)	3,401		(25,726)

Net Cash Provided by (Used in) Operating Activities	(147,699)	(525,927)	(125,524)	(185,012)	(1,163,689)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(24,847)	(216,441)	-	(112,877)	(366,285)
Purchases of Intangible assets		-	-	-	-

Net Cash Provided by (Used in) Investing Activities	(24,847)	(216,441)	-	(112,877)	(366,285)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	50		50	-	1,328
Additional paid in Capital	124,950	-	124,950	-	159,593
Principal borrowings on notes	172,610	5,984	133,238	5,984	321,562
Net borrowings from related parties	-	749,001	-	304,255	1,195,196

Net Cash Provided by (Used in) Financing Activities	297,610	754,985	258,238	310,239	1,677,679
				.

Net Increase (Decrease) in Cash	125,064	12,617	132,714	12,350	147,705

Cash at Beginning of Period	22,641	-	14,991	267	-

Cash at End of Period	$147,705	12,617	$147,705	12,617	147,705

Supplemental Cash Flow Disclosures:
					0
Cash paid during period for interest	$-	-	$-	-	$-

Cash paid during period for taxes	$-	-	$-	-	$800

The accompanying Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity (Unaudited)
From August 2, 2005 through March 31, 2007

	Common
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total

Shares issued to parent	25,000	35,921	0		35,921
Net Loss August 2, 2005					-
through September 30, 2005				(1,000)	(1,000)
Balance September 30, 2005	25,000	35,921	0	(1,000)	34,921

Net Loss October 1, 2005					-
through December 31, 2005				(366,945)	(366,945)
Balance December 31, 2005	25,000	35,921	0	(367,945)	(332,024)

Recapitalization	9,975,000	(34,921)	34,921		-
Stock issued Tasco merger	2,780,000	278	(278)		-
Stock issued for services	305,000	31	759,719		759,750
Stock issued for Compensation	300,000	30	584,970		585,000
Net Loss January 1, 2006					-
through September 30, 2006				(2,053,249)	(2,053,249)
Balance September 30, 2006	13,385,000	1,339	1,379,332	(2,421,194)	(1,040,523)

Stock issued for services	100,184	10	112,524		112,534
Stock issued for Compensation	153,700	15	101,465		101,480
Stock issued in exchange for canceling debt	2,854,505	284	1,446,120		1,446,404
Net Loss October 1, 2006					-
through December 31, 2006				(466,179)	(466,179)
Balance December 31, 2006	16,493,389	1,649	3,039,441	(2,887,373)	153,717

Stock issued for cash	500,000	50	124,950		125,000
Stock issued for services	359,310	36	235,042		235,078
Stock issued for Compensation	143,920	14	88,400		88,414
Stock issued in exchange for canceling debt	500,000	50	124,950		125,000
Net Loss January 1, 2007					-
through March 31, 2007				(515,624)	(515,624)
Balance March 31, 2007	17,996,619	1,800	3,612,783	(3,402,997)	211,585

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

NOTE 3. Property and equipment

Property and equipment as of March 31, 2007 consists of the following:

Acquisition cost:
Production Equipment	US$	93,314
Production Cleanroom		78,264
Leasehold improvement		188,981
Office equipment		3,057
Computer		2,120

Subtotal		365,736
Less accumulated depreciation		(999)
Total	US$	364,737

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expired six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,402,997 during the period from August 2, 2005 (inception) through March 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of March 31 , 2007

Deferred tax assets:
Net operating tax carry forwards	$1,170, 148
Other	-0-
Gross deferred tax assets	1,170,148
Valuation allowance	(1,170,148)

Net deferred tax assets	$-0-

As of March 31, 2007 the Company has a  Deferred Tax Asset of  $1,170,148 completely attributable to   net operating loss carry forwards  of approximately $3,441,613 ( which expire 20 years from the date the loss was incurred) .consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) 3,402,997 attributable to BMSG.

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

    * Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 17,996,619 shares issued and outstanding

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

As of March 31, 2007 there have been 1,362,114 shares issued pursuant to the Plan

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

On May 22, 2007 the Company issued 65,000 common shares to management pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On  June 3, 2007 the Company adopted the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE  AND CONSULTANTS STOCK COMPENSATION PLAN (“the  Bio Plan”) which provides for the issuance of up to 1,500,000 authorized but unissued shares of Common Stock to eligible employees and consultants for services rendered (“Award Shares” or “Awards”). These Award Shares were registered with the Securities and Exchange Commission (“Commission”) on Form S-8 filed with the Commission on June 5, 2007. This Bio Plan shall terminate on June 3, 2017.

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

Due Date	Principal Amount
October 25, 2008	$3620
October 19, 2008	$10,000
November 9, 2008	$14000
October 25, 2008	$19,500
October 12, 2008	$28,000
November 2, 2008	$31,300

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

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of the common stock of the Company  by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or
(ii)           the Selling Shareholder Registration Statement has been withdrawn by the Company the holder may convert the Convertible Debenture, in whole but not in part, into the Company’s common shares at the conversion rate of $0.15 per Share.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB, as amended,  for the year ended September 30, 2006.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2007

Revenues were -0- for the quarter ending March 31, 2007 and -0- for the same quarter ending March 31, 2006. Net loss were $515,624 for the three months ended March 31, 2007 and $186,872 for the same period ended March 31, 2006.

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

PART II.

Item 1: LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 13, 2006, the Company deposited 10,000,000 newly issued common shares into Escrow pursuant to a stock purchase agreement (“Agreement”) by and between the Company and Bio-Matrix Scientific Group, Inc (“Seller”), a Delaware corporation.

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

On November 14, 2007 the Company sold $50,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $50,000 to one purchaser, who is accredited investor as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended, and who also has for two years had a substantive, pre-existing relationship with the Company.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Acting Chief Financial Officer

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer dated November 26, 2007

31.4	Certification of Acting Chief Financial Officer dated November 26, 2007

32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated November 26, 2007

32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated November 26, 2007

* Filed previously

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: November 26, 2007