Form 10QSB/A
period 2007-06-30
Bio-Matrix Scientific Group, Inc.
filed 2007-12-03
CIK 1079282

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

 Item 1. Financial Statements.

Chang G. Park, CPA, Ph. D. t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
(Formerly Tasco International, Inc.)
(A Development Stage Company)

We have reviewed the consolidated accompanying balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary (Formerly Tasco International, Inc) (A Development Stage “Company”) as of June 30, 2007, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the nine months and three months ended June 30, 2007; and for the period from August 2, 2005 (inception) through June 30, 2007.  These financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park
____________________________
Chang G. Park, CPA

November 14, 2007
Chula Vista, California

BIO-MATRIX SCIENTIFIC GROUP, IINC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL)
(A Development Stage Company)
Balance Sheet
As of June 30, 2007

(Unaudited)
CURRENT ASSETS
Cash	$1,412
Employee Receivable	-
Pre-paid Expenses	13,156

Total Current Assets	14,568

PROPERTY & EQUIPMENT	364,403

GOODWILL

Intangible Assets/Technology	-

Total Other Assets	23,092

TOTAL ASSETS	$402,063

CURRENT LIABILITIES
Accounts payable	$5,483
Loans from former parent	-
Due To/ From New Parent	-
Notes Payable	138,846
Accrued Payroll	-
Accrued Payroll Taxes	36,689
Accrued Interest	5,678
Accrued expenses	-

Total Current Liabilities	186,696

LONG TERM LIABILITIES	-
TOTAL LIABILITIES	186,696

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value authorized
20,000,000 shares authorized; none
issued and outstanding.)
Common Stock, ($.0001 par value authorized
80,000,000 shares authorized; 13,385,000 & 20,110,179
shares issued and outstanding as of September 30, 2006 and June 30, 2007, respectively	2,011
Additional paid in Capital	4,335,309
Deficit accumulated during the development stage	(4,121,953)

Total Stockholders' Equity (Deficit)	$215,367

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$402,063

The following Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
( A Development stage Company)
Unaudited Statements of Operations

					Inception
					(August 2, 2005)
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

REVENUES
Sales	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

COSTS AND EXPENSES	-
Research and Development	59,337	26,130	228,429	183,165	439,270
General and administrative	421,315	190,401	863,078	536,526	2,187,644
Depreciation and amortization	334	269	1,001	549	1,882
Consulting and professional fees	233,763	7,000	587,924	57,054	1,435,613
Impairment of goodwill & intangibles	-		-		34,688

Total Costs and Expenses	714,749	223,800	1,680,432	777,294	4,099,097

OPERATING LOSS	(714,749)	(223,800)	(1,680,432)	(777,294)	(4,099,097)

OTHER INCOME & (EXPENSES)

Interest Expense	(4,206)	(837)	(20,560)	(1,160)	(23,088)
Other Expense	-		(73)		(73)
Interest Income	-	-	306		306
Other income	-	-	-	-	-

Total Other Income & (Expenses)	(4,206)	(837)	(20,327)	(1,160)	(22,855)

NET INCOME (LOSS)	$(718,955)	$(224,637)	(1,700,759)	(778,454)	$(4,121,952)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.02)	(0.10)	(0.06)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	19,330,268	12,780,000	17,178,178	12,780,000	-

The following Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
( A Development stage Company)
Unaudited Consolidated Statements of Cash Flows

					August 2, 2005
					(inception)
	9 Mos Ended	9 Mos Ended	3 Mos Ended	3 Mos Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(1,700,759)	$(778,454)	$(718,955)	(224,637)	$(4,121,952)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,000	548	333	269	1,881
Stock issued for compensation	300,344	-	110,450	-	885,344
Stock issued for services	570,542	-	222,930	-	1,330,292
Stock issued to cancel debt plus accrued interest	1,900,596		329,191		1,900,596
Changes in operating assets and liabilities:				-
(Increase) decrease in receivables	-	34921	3,000		-
(Increase) decrease in prepaid expenses	7,051	(5,315)	10,571	1,810	(13,156)
Increase (Decrease) in Accounts Payable	(85,596)	32,320	1,538	11,790	5,483
Increase (Decrease) in Accrued Expenses	24,541	13,360	14,565	3,122	42,368
( Increase) Decrease in Deposits	6,035	(29,127)	2,634	-	(23,092)

Net Cash Provided by (Used in) Operating Activities	1,023,754	(731,746)	(23,743)	(207,646)	7,764

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(24,847)	(267,544)	-	(51,104)	(366,285)
Purchases of Intangible assets		-	-	-	-

Net Cash Provided by (Used in) Investing Activities	(24,847)	(267,544)	-	(51,104)	(366,285)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	74		24		1,352
Additional paid in Capital	185,092	-	60,142	-	219,735
Principal borrowings on notes	(10,106)	10,000	(182,716)	5,844	138,846
Net borrowings from related parties	(1,195,196)	1,000,882	-	251,881	0

Net Cash Provided by (Used in) Financing Activities	(1,020,136)	1,010,882	(122,550)	257,725	359,933

Net Increase (Decrease) in Cash	(21,229)	11,592	(146,293)	(1,025)	1,412

Cash at Beginning of Period	22,641	-	147,705	12,617	-

Cash at End of Period	$1,412	11,592	$1,412	11,592	1,412

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$-	-	$-	-	$-

Cash paid during period for taxes	$-	-	$-	-	$800

The following Notes are an integral part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity
From August 2, 2005 through June 30, 2007 (Unaudited)

			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Shares issued to parent	25,000	35,921	0		35,921
Net Loss August 2, 2005					-
through September 30, 2005				(1,000)	(1,000)
Balance September 30, 2005	25,000	35,921	0	(1,000)	34,921

Net Loss October 1, 2005					-
through December 31, 2005				(366,945)	(366,945)
Balance December 31, 2005	25,000	35,921	0	(367,945)	(332,024)

Recapitalization	9,975,000	(34,921)	34,921		-
Stock issued Tasco merger	2,780,000	278	(278)		-
Stock issued for services	305,000	31	759,719		759,750
Stock issued for Compensation	300,000	30	584,970		585,000
Net Loss January 1, 2006					-
through September 30, 2006				(2,053,249)	(2,053,249)
Balance September 30, 2006	13,385,000	1,339	1,379,332	(2,421,194)	(1,040,523)

Stock issued for services	100,184	10	112,524		112,534
Stock issued for Compensation	153,700	15	101,465		101,480
Stock issued in exchange for canceling debt	2,854,505	284	1,446,120		1,446,404
Net Loss October 1, 2006					-
through December 31, 2006				(466,179)	(466,179)
Balance December 31, 2006	16,493,389	1,649	3,039,441	(2,887,373)	153,717

Stock issued for cash	500,000	50	124,950		125,000
Stock issued for services	359,310	36	235,042		235,078
Stock issued for Compensation	143,920	14	88,400		88,414
Stock issued in exchange for canceling debt	500,000	50	124,950		125,000
Net Loss January 1, 2007					-
through March 31, 2007				(515,624)	(515,624)
Balance March 31, 2007	17,996,619	1,800	3,612,783	(3,402,997)	211,585

Stock issued for cash	240,666	24	60,142		60,166
Stock issued for services	406,129	41	222,889		222,930
Stock issued for Compensation	150,000	15	110,435		110,450
Stock issued in exchange for canceling debt	1,316,765	132	329,059		329,191
Net Loss April 1, 2007					-
through June 30, 2007				(718,955)	(718,955)
Balance June 30, 2007	20,110,179	2,011	4,335,308	(4,121,952)	215,367

The following Notes are an integral part of these financial statements

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

NOTE 3. Property and equipment

Property and equipment as of June   30, 2007 consists of the following:

Acquisition cost:
Production Equipment	US$	93,314
Production Cleanroom		78,264
Leasehold improvement		188,981
Office equipment		3,057
Computer		2,120

Subtotal		365,736
Less accumulated depreciation		(1,333)
Total	US$	364,403

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expired six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,121,952 during the period from August 2, 2005 (inception) through June 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of June 30 , 2007

Deferred tax assets:
Net operating tax carry forwards	$1,414, 593
Other	-0-
Gross deferred tax assets	1,414,593
Valuation allowance	(1,414,593)

Net deferred tax assets	$-0-

As of June 30 , 2007 the Company has a  Deferred Tax Asset of  $1,414, 593 completely attributable to  net operating loss carry forwards  of approximately $4,160,568 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) $ 4,121,952 attributable to BMSG.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. In addition, the reverse acquisition of BMSG has resulted in a change of control. Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change. As a result, the Company has  recorded a valuation allowance reducing all deferred tax assets to 0.

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

On April 4, 2007 there were 985,168 shares of the Company’s common stock were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

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

On May 22, 2007 the Company issued 65,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On June 7, 2007, the Company issued 32,040 common shares pursuant to the BIO MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $20,185.

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

On June 28, 2007 the Company issued 35,000 common shares to management pursuant to the BIO MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0- shares issued and outstanding.

    * Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 20,110,179 shares issued and outstanding

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

As of June 30, 2007, 1,454,772 shares have been issued pursuant to the Plan

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

NOTE 14. SUBSEQUENT EVENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB/A may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB , as amended, for the year ended September 30, 2006. All references to “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2007

Revenues were -0- for the quarter ending June, 2007 and -0- for the same quarter ending June 30, 2006. Net losses were $718,955 for the three months ended June 30, 2007 and $224,637 for the same period ended June 30, 2006.

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

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2007 and ending June 30, 2007, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially effected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On November 14, 2007 the Company sold $50,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $50,000 to one purchaser, who is accredited investor as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. and who also has for two years had a substantive, pre-existing relationship with the Company.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS
31.1*	Certification of Chief Executive Officer

31.2*	Certification of Acting Chief Financial Officer

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer dated November 28, 2007

31.4	Certification of Acting Chief Financial Officer dated November 28, 2007

32.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. dated November 28, 2007

32.4	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 28, 2007
* Filed previously

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio- Matrix Scientific Group, Inc.
a Delaware corporation
By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: November 28, 2007