Form 10KSB
period 2007-09-30
Bio-Matrix Scientific Group, Inc.
filed 2007-12-27
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2007
File Number: 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.
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

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Over-the-Counter on December 24, 2007 was $1,803,045. The voting stock held by non-affiliates on that date consisted of 10,016,917 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of December 24, 2007:
Common Stock: 23,395,832
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

From October 19, 1999 to July 3, 2006 (the date of Acquisition of BMSG) , we were in the business of providing production of visual content and other digital media, including still media, 360-degree images, video, animation and audio for the Internet.

Acquisition of Bio-Matrix Scientific group, Inc., a Nevada corporation:

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

As a result of the Acquisition Agreement, BMSG is our wholly owned subsidiary. We abandoned our efforts in the field of digital media production when we acquired 100% of BMSG on July 3, 2006. BMSG is a development stage company in the business of designing, developing, and marketing medical devices, specifically disposable instruments used in stem cell extraction and tissue transfer procedures and operating cryogenic cellular storage facilities, specifically stem cell banking facilities. As a result of this transaction, the former stockholder BMSG held approximately 80% of our voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by BMSG under the purchase method of accounting, and was treated as a recapitalization with Bio-Matrix Scientific Group, Inc.  as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to August 2, 2005 (date of inception), of the reverse acquisition completed on July 3, 2006, and represent the operations of BMSG, which has changed its Fiscal Year End to September 30, from December 31. As BMSG had changed its fiscal year-end  from December 31 to September 30, a transition report was filed with the United States Securities and Exchange Commission for the transition period from December 31, 2005 to September 30, 2006 on Form 10KSB/A.

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
We are engaged primarily in:

(a) The cryogenic storage of stem cells and

(b) The development of medical devices used in live tissue transfer and stem cell research. Live tissue transfer is the process of harvesting, treating, and re-injecting tissue without damaging precious living cells, potentially increasing the chance of tissue surviving once transplanted to a donor site.

Stem Cell Bank

We are currently constructing what we believe to be a state-of-the art, FDA good manufacturing practices (cGMP) and good tissue practices (cGTP) compliant facility for the processing and cryo-storage (in liquid nitrogen) of adult stem cells. We anticipate that we will offer a similar service to expectant parents by offering to store their newborn's cord blood stem cells as well. In undertaking these plans, we intend to offer such storage services at our planned facility. This facility is located at 8885 Rehco Road, San Diego, California 92121 and has approximately 15,000 square feet. The planned facility was acquired by our operating subsidiary under a five year lease on December 1, 2005 at a current cost of $18,931 per month (plus certain common area costs). Under the terms of the lease, the lease term may be extended for an additional five year lease term at the then prevailing market prices. On November 1, 2007, we were granted a Biologics license (“License”) from the Department of Health Services of the State of California. This License permits our current facility to accept and store cord blood (Stem Cells), whole blood, and various blood related specimens for cryogenic short and long term storage and on November 13, 2007, we entered into an agreement with Dr. Joao L. Ascensao, M.D., Ph.D., F.A.C.P. whereby Dr. Ascensao, as an independent contractor and not as an employee, has agreed to act as our Medical Director.

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

BMSG has filed six provisional patent applications, one utility patent application and one international patent application. These are as follows:

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

H. Tissue Transfer Cannula and Connectors - This international utility patent application was filed in conjunction with the utility patent application mentioned in Item G.

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

November 2006-Construction and installation of new Stem Cell Class 10,000 Processing Laboratory has been completed.

May 2007--- entered into a Contract with Validation Systems Inc. for assistance in securing a required  State of California License from the State of California

September 2007 – Completed Quality Systems Procedures Manual required for State of California licensing and FDA registration.

October 2007 – Completed Quality Systems Policies Protocols Manual required for State of California licensing and FDA registration.

November 1, 2007----Granted a Biologics license (“License”) from the Department of Health Services of the State of California.

Nov. 7th, 2007---  Dr. Joao L. Ascensao, M.D., Ph.D., F.A.C.P. began his  service as our Medical Director

Dec. 20th , 2007-  filed our registration with the Food and Drug Administration pursuant to 21CFR Parts 207, 807, and 1271 – “Establishment Registration and Listing for Human Cells, Tissues, and Cellular and Tissue-Based Products”

Medical Devices:

BMSG has filed six provisional patent applications and one utility patent application. These are as follows:

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

None

GOVERNMENT REGULATIONS

The U.S. Food and Drug Administration (FDA) regulations require that all human tissue and cellular products be manufactured according to Good Tissue Practice (cGTP). FDA code of Federal regulations 21 CFR part1271 was effective May 2005). As currently planned, we plan  to manufacture human cellular based products for future, as yet undefined, medical treatments in accordance with this regulation. Good tissue practices requires that all tissue based and cellular products be manufactured to minimize the transmission of diseases including hepatitis and HIV. All tissue banks (including those banking cellular based products) must register with the FDA prior to commencement of such product manufacture and their associated services and be compliant.

We are required to register with the FDA under the Public Health Service Act to satisfy the regulatory requirements involving the storage of stem cells and other tissue. These regulatory requirements apply to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor. Stem cell banking is also subject to State Regulations. We have been granted a Biologics License from the Department of Health Services of the State of California. This License permits our current facility to accept and store cord blood (Stem Cells), whole blood, and various blood related specimens for cryogenic short and long term storage. We will be applying  for a  Tissue Bank License from the Department of Health Services of the State of California in order that we may accept  adipose and other tissue specimens for short and long term storage.

Registration with the FDA

On  December 20th , 2007 we  filed our registration with the Food and Drug Administration pursuant to 21CFR Parts 207, 807, and 1271 – “Establishment Registration and Listing for Human Cells, Tissues, and Cellular and Tissue-Based Products”

California State licensure

We have been granted a Biologics License from the Department of Health Services of the State of California. This License permits our current facility to accept and store cord blood (Stem Cells), whole blood, and various blood related specimens for cryogenic short and long term storage. We will be applying  for a  Tissue Bank License from the Department of Health Services of the State of California in order that we may accept  adipose and other tissue specimens for short and long term storage.

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

RESEARCH AND DEVELOPMENT

During the twelve months ended  September  30, 2007, we expended $135,387 on research and development.  During the nine months ended September 30, 2006, we expended $75,153 on research and development.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of December, 2007, we have 7 total employees who are full time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

In August, 2005, BMSG signed a lease on a 14,562 sq. ft. facility located at 8885 Rehco Rd., San Diego CA 92121. This facility houses our stem cell processing and storage laboratories as well as our executive offices.

The cryogenic storage laboratories, comprising 1050 sq. ft. have been completed. A central external liquid nitrogen supply system is also now in place at the facility. In addition, four liquid nitrogen stem cell storage tanks have been installed.

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

November 2006-Construction and installation of new Stem Cell Class 10,000 Processing Laboratory has been completed

January to April 2007

We purchased the following equipment:
•	2 ea 8 ft Laminar Flow Hoods
•	Labgard Laminar Flow Hood 8 ft
•	Isotemp Laboratory Refrigerator
•	Jaun Freezer 80
•	Centrifuge 5417 C
•	Beckman Allegra GR Centrifuge
•	Baxter Incubator
•	Jouan Floor Centrifuge
•	EIO Microscope
•	Mettler Toledo PR 5002 Scale
•	Biohazard Dry Keeper
•	Bigger Bill Thermolyne
•	Isotemp 220 Bath
•	2128 Fraction Collector
•	10 ea - Lab Chairs

May to August 2007

•	A K-Series LN2 Storage Tank was installed in our Cryo Contaminate Lab

•	A Centrifuge was installed in Class 10,000 Clean Room

•	A Contract signed with Pegasus Building Services for Lab Cleaning Services

September to December 2007

Stainless Steel Lab Tables were installed in Main Cryo Lab:

•	A Cryo 300 LN2 Storage System installed in Main Cryo Lab

•	A CryoPlus 1 LN2 Storage System installed in Main Lab

•	2 ea Dry Shippers with shipping cases were received for Cryo Labs

•	2 ea Oxygen Deficiency Monitors were Received

•	A Computer system with software for Cryo lab received

•	A Temperature & Humidity Data Logger was ordered on November 14

•	A CBS Controlled Rate Freezer was ordered on November 26

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Shares

Our common stock is traded on the OTCBB under the symbol "BMSN". Prior to September 5, 2006 our Common Stock traded under the symbol "THII". Below is the  range of high and low bid information for our  common equity for each quarter within the last two fiscal years as reported by Commodity Systems Inc . These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

October 1, 2005 to September 30, 2006	High	Low
First Quarter	3.00	3.00
Second Quarter	3.00	1.50
Third Quarter	3.05	1.01
Fourth Quarter	3.20	1.25
October 1, 2006 to September 30, 2007
First Quarter	2.00	.36
Second Quarter	.80	.50
Third Quarter	1.20	.50
Fourth Quarter	.18	.69

Holders

As of December 24, 2007 there were approximately 400 holders of our Common Stock

Dividends

No dividends were paid during the fiscal year ending September 30, 2007. We do not expect to declare dividends in the immediate future.

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

As further consideration to BMXP Holdings, Inc. Holdings Inc. for entering into this agreement with us whereby 1,462,570 common shares were to be issued in full satisfaction of debts owed (“Agreement”) and abiding by the terms and conditions thereof, at any time within a period of 365 days from the date of the Agreement, BMXP Holdings, Inc. shall have the right, upon written demand to the Company (“Registration Demand”), to cause us ,within ninety days of the Registration Demand, to prepare and file with the United States Securities and Exchange Commission a registration statement to register under the Securities Act of 1933, as amended, 11,462,570 common shares of the Company (including the shares issued pursuant to this Agreement)owned by BMXP Holdings, Inc. (“Registerable Securities”), in order that the Registerable Securities may be distributed to BMXP Holdings, Inc. shareholders on a pro rata basis ( based on their ownership of common shares of the Company as of a Record Date to be determined by BMXP Holdings, Inc.),and use its reasonable best efforts to cause that registration statement to be declared effective by the SEC. This right may also be exercised by any entity to which BMXP Holdings, Inc. has transferred ownership of the Registerable Securities in trust for the BMXP Holdings, Inc. Record Shareholders. As of June 28, 2007 the shares owned by BMXP Holdings were transferred by BMXP Holdings, Inc. to the BMXP Holdings Shareholder Business Trust for the benefit of BMXP Holdings Inc. shareholders of record May 23, 2007. On August 7, 2007 a Registration Statement on Form SB-2 was filed by us with the United States Securities and Exchange Commission (“SB-2) to register 17,195,263 common shares held by selling shareholders, including the registration of 11,212,384 common shares held by BMXP Holdings Shareholder Business Trust in order that those share’s may be distributed to the beneficiaries of that trust. As of the date of this document, the SB-2 has not been declared effective by the United States Securities and Exchange Commission.

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

740,666 of the Shares were sold for cash consideration of $185,166 to five purchasers.  The net proceeds of the sale of shares sold for cash consideration will be utilized for general working capital purposes.

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

On November 14, 2007 , we  sold $50,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $50,000 to one purchaser, who is accredited investor as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. and who also has for two years had a substantive, pre-existing relationship with the Company.

Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year. We  shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is November 14, 2009.

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by us.

The holder may convert the Convertible Debenture, in whole but not in part, into our  common shares at the conversion rate of $0.15 per Share (“Conversion Shares”).

Subsequent to any conversion , the holder  shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We do not, at this time , plan any additional research and development on our line of medical instruments. We are currently anticipating the granting of utility patents covering our line of medical instruments , the granting of which cannot be assured. Upon, and dependent upon, the granting of these utility patents we anticipate sourcing a manufacturing facility to produce our line of medical instruments.

As of September 30, 2007, we  had  $32,576 cash on hand and current liabilities of $96,449 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, and Accrued Interest.

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

Over the next 12 months and if we are successful in obtaining necessary licenses (as described below), we anticipate opening our stem cell bank and marketing our disposable stem cell / tissue management instruments

On December 22, 2007 we submitted our registration to the FDA under the Public Health Service Act to satisfy the regulatory requirements involving the storage of stem cells and other tissue. These regulatory requirements apply to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor.  We have obtained our Biologics License for accepting blood for storage as a blood bank and anticipate filing for a Tissue Bank License from the Department of Health Services of the State of California in order that we may accept adipose and other tissue specimens for short and long term storage.
 .
Over the next twelve months and if we are  successful in obtaining the necessary additional financing and obtaining equipment and necessary additional professional staff, we anticipate purchasing the following significant laboratory equipment:

Equipment                                                                    Estimated Cost
Laboratory information systems	$30,000
Laminar flow hoods (2 ea) 4ft	$10,000
Sepax Cell Separation Device	$50,000
Blood processing equipment	$80,000
Bar code labeling equipment	$3,000
Tube heat sealers (2 ea)	$4,000
Bench top centrifuges (2) refrigerated	$12,000
Cell Therapy Software	$30,000
Cryo Tracking Software	$28,000
Cryo Tracking Equipment	$45,000
Hematology analyzer	$25,000
Flow Cytometer	$175,000
BacTec Microbiology equipment	$20,000
Small equipment (lab set-up)	$10,000
Microscope	$5,000
CO2 Incubator	$4,000
Lab benches	$30,000
Supplies / reagents*	$100,000
Total	$661,000
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

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bio-Matrix Scientific Group, Inc.
(Formerly Tasco International, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Bio-Matrix Scientific Group, Inc. and subsidiary (Formerly Tasco International, Inc.) (A Development Stage “Company”) as of September 30, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended September 30, 2007 and for the nine months ended September 30, 2006, and for the period from August 2, 2005  (inception) to September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Matrix Scientific Group, Inc. and subsidiary as of September 30, 2007 and 2006, and the results of its operation and its cash flows for the year ended September 30, 2007 and for the nine months ended September 30, 2006, and for the period from August 2, 2005  (inception) to September 30, 2007 in conformity with U.S. generally accepted accounting principles.

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

/s/ Chang G. Park__

CHANG G. PARK, CPA

December 19, 2007

San Diego, CA. 91910

BIO-MATRIX SCIENTIFIC GROUP, INC.
(Formerly Tasco International, Inc.)
(A Development Stage Company)
Balance Sheet

ASSETS

	As of September 30, 2007	As of September 30, 2006

CURRENT ASSETS
Cash	$44,110	$22,641
Pre-paid Expenses	11,298	20,207

Total Current Assets	55,408	42,848

PROPERTY & EQUIPMENT	365,323	340,557

GOODWILL

Intangible Assets/Technology

Total Other Assets	23,092	29,127

TOTAL ASSETS	$443,823	$412,532

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	11,534
Accounts payable	$9,015	$91,079
Loans from former parent	-	1,195,196
Notes Payable	41,609	148,952
Accrued Payroll	12,000	-
Accrued Payroll Taxes	30,181	4,983
Accrued Interest	2,858	1,368
Accrued expenses	-	11,477

Total Current Liabilities	$107,197	$1,453,055

LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	$107,997	$1,453,055

STOCKHOLDERS' EQUITY
Common Stock, ($.0000 par value)
authorized 80,000,000 shares authorized; 13,385,000 and 23,229,396 shares issued and outstanding
as of September 30, 2006 and September 30, 2007, respectively	2,323	1,339
Additional paid-in Capital	5,208,244	1,379,332
Deficit accumulated during the development stage	(4,873,941)	(2,421,194)

Total Stockholders' Equity (Deficit)	$336,626	$(1,040,523)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$432,823	$412,532

BIO-MATRIX SCIENTIFIC GROUP, INC.
(Formerly Tasco International, Inc.)
Statements of Operations

			August 2, 2005
			(inception)
	12 Months Ended	9 Months Ended	Through
	Sept 30,	Sept 30,	Sept 30,
	2007	2006	2007

REVENUES
Sales	$-	-	$-

Total Revenues

COSTS AND EXPENSES
Research and Development	261,077	75,453	471,917
General and administrative	1,131,756	1,138,364	2,456,322
Depreciation and amortization	1,333	742	2,215
Consulting and professional fees	1,035,177	801,635	1,882,866
Impairment of intangibles	0	34,688	34,688

Total Costs and Expenses	2,429,343	2,050,882	4,848,008

OPERATING LOSS	(2,429,343)	(2,050,882)	(4,848,008)

OTHER INCOME & (EXPENSES)

Interest Expense	(23,636)	(2,367)	(26,165)
Other Expense	(74)	-	(74)
Interest Income	306	-	306

Total Other Income & (Expenses)	(23,404)	(2,367)	(25,933)

NET INCOME (LOSS)	$(2,452,747)	(2,053,249)	$(4,873,941)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.13)	$(0.19)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	18,397,245	10,960,440

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity
From August 2, 2005 through September 30, 2007

			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Shares issued to parent	25,000	35,921	-		35,921
Net Loss August 2, 2005
through September 30, 2005				(1,000)	(1,000)
Balance September 30, 2005	25,000	35,921	-	(1,000)	34,921

Net Loss October 1, 2005
through December 31, 2005				(366,945)	(366,945)
Balance December 31, 2005	25,000	35,921	-	(367,945)	(332,024)

Recapitalization	9,975,000	(34,921)	34,921		-
Stock issued Tasco merger	2,780,000	278	(278)		-
Stock issued for services	305,000	31	759,719		759,750
Stock issued for Compensation	300,000	30	584,970		585,000
Net Loss January 1, 2006
through September 30, 2006				(2,053,249)	(2,053,249)
Balance September 30, 2006	13,385,000	1,339	1,379,332	(2,421,194)	(1,040,523)

Stock issued for services	2,118,623	212	974,580		974,792
Stock issued for Compensation	547,620	55	325,291		325,346
Stock issued for Cash	1,940,666	195	484,972		485,167
Stock issued in exchange for canceling debt	5,237,487	523	2,044,069		2,044,592
Net Loss October 1, 2006
through September 30, 2007				(2,452,747)	(2,452,747)
Balance September 30, 2007	23,229,396	2,323	5,208,244	(4,873,941)	336,626

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(FORMERLY TASCO INTERNATIONAL, INC.)
( A Development stage Company)
Consolidated Statements of Cash Flows

			August 2, 2005
			(inception)
	12 Months Ended	9 Months Ended	through
	Sept 30,	Sept 30,	Sept 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(2,452,747)	$(2,053,249)	$(4,873,941)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,333	742	2,215
Stock issued for compensation	325,344	585,000	910,344
Stock issued for services	974,792	759,750	1,734,542
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	8,909	(15,074)	(11,298)
Increase (Decrease) in accounts payable	(82,064)	67,878	9,015
Increase (Decrease) in accrued expenses	57,155	15,799	74,983

Net Cash Provided by (Used in) Operating Activities	(1,167,278)	(639,154)	(2,154,140)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) Decrease in deposits	6,035	-	(23,092)
Purchases of fixed assets	(26,100)	(237,874)	(367,539)

Net Cash Provided by (Used in) Investing Activities	(20,065)	(237,874)	(390,631)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (Decrease) in bank overdraft	11,534	-	11,534
Common stock issued for cash	194	-	1,472
Additional paid in capital	484,972		519,615
Principal borrowings on notes	712,112	148,952	861,064
Net borrowings from related parties	-	750,450	1,195,196

Net Cash Provided by (Used in) Financing Activities	1,208,812	899,402	2,588,881

Net Increase (Decrease) in Cash	21,469	22,374	44,110

Cash at Beginning of Period	22,641	267	-

Cash at End of Period	$44,110	22,641	44,110

Significant non-cash activities:
Stock issued to cancel debt	$2,044,592	$-	$2,044,592
Total	2,044,592	-	2,044,592

Supplemental Cash Flow Disclosures:

Cash paid during period for interest	$111	-	$-

Cash paid during period for taxes	$800	800	$-

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
Notes to consolidated Financial Statements
As of September 30, 2007

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

NOTE 3. Property and equipment

Property and equipment as of September 30, 2007 and 2006 consists of the following:

Acquisition cost:	Estimate useful life (year)	2007		2006
Production Equipment	3 to 5	US$	93,315	93,315
Production Clean room	10		78,261	56,917
Leasehold improvement	10		188,980	185,482
Office equipment	3 to 5		4,311	3,057
Computer	3		2,668	2,668

Subtotal			367,535	341,439
Less accumulated depreciation			(2,212)	(882)
Total		US$	365,323	340,557

Depreciation expenses were $1,333 for the years ended September 30, 2007 and $742 for the nine months ended September 30, 2006, respectively.

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expired unexercised six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,884,887 during the period from August 2, 2005 (inception) through September 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of September 30 , 2007

Deferred tax assets:
Net operating tax carry forwards	$1,657,140
Other	-0-
Gross deferred tax assets	1,657,140
Valuation allowance	(1,657,140)

Net deferred tax assets	$-0-

As of September 30 , 2006

Deferred tax assets:
Net operating tax carry forwards	$853,117
Other	-0-
Gross deferred tax assets	853,117
Valuation allowance	(853,117)

Net deferred tax assets	$-0-

As of September 30, 2007 the Company has a  Deferred Tax Asset of  $1,657,140 (as of September 30, 2006: $853,117) completely attributable to net operating loss carry forwards  of approximately $4,873,941 ( which expire 20 years from the date the loss was incurred) .consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) 4, 835,325 attributable to BMSG.

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

On October 11, 2006, the Company shall issued 1,462,570 common shares of the Company to BMXP Holdings Inc.  in full satisfaction of the amount of $1,191,619 plus accrued and unpaid interest, owed to BMXP Holdings, Inc. by the Company.

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

On April 4, 2007, the Company issued 27,589 Shares to two purchasers as consideration for services rendered valued at $6,758.

On April 4, 2007, the Company issued 5,000 common shares as consideration for services rendered valued at $1,250.

On April 4, 2007, the Company issued 40,000 common shares to management and employees as compensation pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On April 4, 2007, 985, 168 shares of the Company’s common stock were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures

On April18, 2007, the Company issued 5,000 common shares to an employee as compensation pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.

On April 18, 2007, the Company issued 5,000 common shares pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $3,750

On May 22, 2007, the Company issued 15,000 common shares pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered valued at $9,300.

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

On July 30, 2007, the Company issued 500,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On July 30,2007,  the Company issued 155,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On July 30, 2007, the Company issued 566,217 common shares to Bombardier Pacific Ventures in satisfaction of  the principal amount  of $141,554  owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0- shares issued and outstanding.

    * Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 23,229,396 shares issued and outstanding

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

Lease Commitments

Ending September 30	Amounts
2008	$ 241,611
2009	248,864
2010	234,377
2011	42,614
Total	$ 767,466

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

As of September  30, 2007 , 1,454,772  shares have been issued pursuant to the Plan

	Number of
	Shares
As of September 30, 2007:

Granted	1,454,772	*
Remaining shares available for issuance under the Plan as of September 30, 2007	45,228

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

As of September 30, 2007, 1.198.540 shares have been issued pursuant to the Plan

Number of
Shares
As of September 30, 2007:

Granted	1.198.540

Remaining shares available for issuance under the Plan as of September 30, 2007	301,460

NOTE 14. SUBSEQUENT EVENTS

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

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of the common stock of the Company  by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or
(ii)           the Selling Shareholder Registration Statement has been withdrawn by the Company,

the holder may convert the Convertible Debenture, in whole but not in part, into the Company’s common shares at the conversion rate  of $0.15 per Share.

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

On November 26, 2007, the Company issued 48,510 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

On December 6, 2007, the Company issued 25,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

On December 17, 2007, the Company issued 19,166 common shares to a consultant pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A - CONTROLS AND PROCEDURES

Based on his evaluation as of September 30, 2007,, our principal executive officer and principal financial officer, David Koos, has concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Ph.D. - Sociology (Economic Sociology - September 2003)
Atlantic International University
Non-Accredited University

MA - Sociology (Economic Sociology - June 1983)
University of California - Riverside, California
Fully Accredited

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006(Secretary) to Present

Chairman, Chief Executive Officer, Secretary &Acting Chief Financial Officer	Frezer Inc.	May 2, 2005 to February 2007

Chairman, Chief Executive Officer, Secretary &Acting Chief Financial Officer	BMXP Holdings, Inc. BMSG	December 6, 2004 to Present

Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present

Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present

Member of the Board of Directors, Chief Financial Officer & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003

Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to Present (Previously employed: November, 2000 to May,2002)

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

Associate of Arts - Business

Azusa Pacific University - Azusa, CA
June 1977

Christian Education Administration Certificate
George Fox College - Portland, OR
June 1983

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Vice President, COO and Director	Bio-Matrix Scientific Group, Inc.	June 19, 2006 (Vice President and COO) to Present June 14, 2006 (Director) to Present

Managing Director & Chief Operating Officer	Frezer Inc.	May 2, 2005 to February 2007

Managing Director & Chief Operating Officer	BMXP Holdings, Inc. BMSG	December 6, 2004 to Present

Business Development Consultant	Cell Bio-Systems Inc. (New York)	April 1, 2003 to November 30, 2004

Sales & Marketing Consultant	North County Times	July 1, 2002 to March 15, 2003

Independent Magazine Contractor	DaVinci	January 1, 2000 to June 30, 2002

Independent Magazine Contractor	Digital Diner	January 1, 2000 to June 30, 2002

Independent Magazine Contractor	Shock Waves	January 1, 2000 to June 30, 2002

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

During the past five years, no current officer, director or control person of Bio-matrix Scientific Group, Inc. has:

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
BIO-MATRIX SCIENTIFIC GROUP, INC.
8885 REHCO RD.SAN DIEGO CA 92121.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) Beneficial Ownership Compliance.
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a)reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2007, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

BMXP Holdings, Inc, a beneficial owner of over 10% of our shares outstanding, filed two late Form 4s

Brian Pockett, an Officer and Director , filed 2 late Form 4s had a Bio-Matrix transaction on 1/16/07, Form 4 Filed on 1/26/07

David Raymond Koos , an Officer Director and beneficial owner of over 10% of our shares outstanding, filed one late Form 4

10 - EXECUTIVE COMPENSATION

The following table sets forth information relating to the annual and long-term compensation for the fiscal year ended September 30, 2006:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus($)	Stock Awards($) (a)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. David Koos Chairman, CEO and President	October 1, 2005 to September 30, 2006	0	0	$292,500	0	0	0	0	$292,500
Mr. Brian Pockett Vice President, COO and Director	October 1, 2005 to September 30, 2006	0	0	$292,500			0	0	$292,500

(a) issued pursuant to TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

The following table sets forth information relating to the annual and long-term compensation for the fiscal year ended September 30, 2007:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus($) (b)	Stock Awards($) (c)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (d)	Total ($)
Dr. David Koos Chairman, CEO and President	October 1, 2006 to September 30, 2007	$10,000*	$8,000	$197,600				$4,446	$220,046
Mr. Brian Pockett Vice President, COO and Director	October 1, 2006 to September 30, 2007	$49,000	$6,400	$76,550				$12,800	$144,750

Currently, neither of Dr. David Koos or Mr. Brian Pockett is party to an employment agreement with us.

* Does not include $12,000 in Accrued Compensation outstanding as of September 30, 2007.
(b) Bonus was granted in Common Shares issued pursuant to pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN.
(c) Stock Awards issued pursuant to TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN and BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN
(d) Premiums paid by us for employee’s health insurance.

Neither of Dr. Koos or Mr. Pockett is party to an executed employment agreement. We are currently compensating Dr. Koos $12,000 per month for his services, exclusive of any bonuses or benefits.  We are currently compensating Mr. Pockett  $7,000  per month for his services, exclusive of any bonuses or benefits.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the close of business on December 24, 2007, concerning shares of our common stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD.SAN DIEGO CA92121	13,206,955	56.45%
Common	Brian Pockett (a) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD.SAN DIEGO CA92121	1,766,720	759%
Common	BMXP Holdings Shareholder Business Trust 1010 University Ave #40, San Diego, CA 92103	11,462,570	48.99%
Common	All Officers and Directors As a Group(a)(b)(c)	13,378,915	57.85%

(a) Includes 11,462,570 Common Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. as well as beneficial owner of 24% of the BMSN common shares owned by the Trust. Brian Pockett is a beneficial owner of 14% of the BMSN common shares owned by the Trust. (b) Includes shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos. (c) Combined holdings of BMXP Shareholder Business Trust, David Koos’ direct holdings and Brian Pockett’s direct holdings.

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

ITEM 13 - EXHIBITS

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Chang G. Park :

Period beginning Oct 1, 2006 and ending September 30, 2007

Audit Fees	$11,000
Audit Related Fees	4,500
Tax Fees
All Other Fees

$15,500

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2007 these fees were primarily derived from review of financial statements in the Company's Form 10QSB Reports.
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

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2006 these fees were primarily derived from review of financial statements in the Company's Form 10QSB Reports.

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

Dated: December 24, 2007