Form 10QSB
period 2008-02-14
Bio-Matrix Scientific Group, Inc.
filed 2008-02-15
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended December 31, 2007

Commission File Number 0-32201

BIO- MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

8885 Rehco Road, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(619) 398-3517
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes☒No☐

There were 23,420,823 shares of Common Stock outstanding as of December 31, 2007.

 Item 1. Financial Statements.
Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695  t FAX (858) 764-5480
 E-MAIL changgpark@gmail.com 
Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
 (A Development Stage Company)

We have reviewed the consolidated accompanying balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary (A Development Stage “Company”) as of December 31, 2007, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the three months ended December 31, 2007; and for the period from October 6, 1998 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park
____________________________
Chang G. Park, CPA

February 14, 2008
Chula Vista, California

Bio-Matrix Scientific Group Inc. and subsidiary
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS

As of December 31, 2007

(Unaudited)
CURRENT ASSETS
Cash	$1,076
Employee Receivable	282
Pre-paid Expenses	22,345

Total Current Assets	23,703

PROPERTY & EQUIPMENT	382,461

GOODWILL

Intangible Assets/Technology	-

Total Other Assets	23,092

TOTAL ASSETS	$429,256

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$43,745
Loans from former parent	-
Bank Overdraft	3,537
Notes Payable	162,619
Accrued Payroll	48,000
Accrued Payroll taxes	30,386
Accrued Interest	6,515
Accrued expenses	16,513

Total Current Liabilities	311,315

LONG TERM LIABILITIES
Convertible Note	125,000

TOTAL LIABILITIES	436,315

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value authorized
20,000,000 shares authorized; none
issued and outstanding.)
Common Stock, ($.0001 par value authorized
80,000,000 shares authorized; 23,420,823 and 23,229,396
shares issued and outstanding as of December 31, and September 30, 2007, respectively	2,342
Additional paid in Capital	5,270,352
Deficit accumulated during the development stage	(5,279,753)

Total Stockholders' Equity (Deficit)	$(7,059)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$429,256

The Following Notes are an integral part of these Financial Statements

Bio-Matrix Scientific Group Inc. and subsidiary
Consolidated Statements of Operations (Unaudited)

			Inception
			(August 2, 2005)
	3 Months Ended	3 Months Ended	through
	Dec 31,	Dec 31,	Dec 31,
	2007	2006	2007

REVENUES
Sales	$-	$-	$

Total Revenues

COSTS AND EXPENSES
Research and Development	34,307	108,489	506,224
General and administrative	225,275	224,673	2,681,597
Depreciation and amortization	334	333	2,549
Consulting and professional fees	142,237	125,840	2,025,103
Impairment of goodwill & intangibles			34,688

Total Costs and Expenses	402,153	459,335	5,250,161

OPERATING LOSS	(402,153)	(459,335)	(5,250,161)

OTHER INCOME & (EXPENSES)

Interest Expense	(3,659)	(6,844)	(29,824)
Interest Income			306
Other income
Other Expense			(74)

Total Other Income & (Expenses)	(3,659)	(6,844)	(29,592)

NET INCOME (LOSS)	$(405,812)	$(466,179)	$(5,279,753)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.02)	$(0.03)	$-

WEIGHTED AVERAGE NUMBER OF	23,335,098	15,275,294
COMMON SHARES OUTSTANDING			-

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity (Unaudited)
From August 2, 2005 through December 31, 2007

			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Shares issued to parent	25,000	35,921	0		35,921
Net Loss August 2, 2005					0
through September 30, 2005				(1,000)	(1,000)
Balance September 30, 2005	25,000	35,921	0	(1,000)	34,921

Net Loss October 1, 2005					0
through December 31, 2005				(366,945)	(366,945)
Balance December 31, 2005	25,000	35,921	0	(367,945)	(332,024)

Recapitalization	9,975,000	(34,921)	34,921		0
Stock issued Tasco merger	2,780,000	278	(278)		0
Stock issued for services	305,000	31	759,719		759,750
Stock issued for Compensation	300,000	30	584,970		585,000
Net Loss January 1, 2006
through September 30, 2006				(2,053,249)	(2,053,249)
Balance September 30, 2006	13,385,000	1,339	1,379,332	(2,421,194)	(1,040,523)

Stock issued for services	100,184	10	112,524		112,534
Stock issued for Compensation	153,700	15	101,465		101,480
Stock issued in exchange for canceling debt	2,854,505	284	1,446,120		1,446,404
Net Loss October 1, 2006
through December 31, 2006				(466,179)	(466,179)
Balance December 31, 2006	16,493,389	1,649	3,039,441	(2,887,373)	153,717

Stock issued for cash	500,000	50	124,950		125,000
Stock issued for services	359,310	36	235,042		235,078
Stock issued for Compensation	143,920	14	88,400		88,414
Stock issued in exchange for canceling debt	500,000	50	124,950		125,000
Net Loss January 1, 2007
through March 31, 2007				(515,624)	(515,624)
Balance March 31, 2007	17,996,619	1,800	3,612,783	(3,402,997)	211,585

Stock issued for cash	240,666	24	60,142		60,166
Stock issued for services	406,129	41	222,889		222,930
Stock issued for Compensation	150,000	15	110,435		110,450
Stock issued in exchange for canceling debt	1,316,765	132	329,059		329,191
Net Loss April 1, 2007
through June 30, 2007				(718,955)	(718,955)
Balance June 30, 2007	20,110,179	2,011	4,335,308	(4,121,952)	215,367

Stock issued for cash	1,200,000	120	299,880		300,000
Stock issued for services	1,253,000	125	404,125		404,250
Stock issued for Compensation	100,000	10	24,990		25,000
Stock issued in exchange for canceling debt	566,217	57	143,940		143,997
Net Loss July 1, 2007
through September 30, 2007				(751,989)	(751,989)
Balance September 30, 2007	23,229,396	2,323	5,208,244	(4,873,941)	336,626
Stock issued for Cash
Stock issued for services	191,427	19	62,108		62,127
Net Loss October 1, 2007
through December 31, 2007				(405,812)	(405,812)
Balance December 31, 2007	23,420,823	2,342	5,270,352	(5,279,753)	(7,059)

The Following Notes are an integral part of these Financial Statements

Bio-Matrix Scientific Group Inc. and subsidiary
Consolidated Statements of Cash Flows (Unaudited)

			August 2, 2005
			(inception)
	3 Months Ended	3 Months Ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	(405,812)	(466,179)	(5,279,753)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	334	333	2,548
Stock issued for compensation		101,480	910,344
Stock issued for services	62,128	112,534	1,796,670
Stock issued to cancel debt plus accrued interest		251,209
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(282)	(74)	(282)
(Increase) decrease in prepaid expenses	(11,047)	20,207	(22,345)
(Increase) decrease in organizational costs
Increase (Decrease) in Accounts Payable	34,730	(36,856)	43,744
Increase (Decrease) in Accrued Expenses	56,375	(4,830)	131,361

( Increase) Decrease in Deposits			(23,092)

Net Cash Provided by (Used in) Operating Activities	(263,574)	(22,176)	(2,440,805)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(17,473)	(24,846)	(385,009)
Purchases of Intangible assets

Net Cash Provided by (Used in) Investing Activities	(17,473)	(24,846)	(385,009)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash			1,472
Additional paid in Capital			519,615
Principal borrowings on notes and Convertible Debentures	121,010	39,372	982,070
Convertible notes	125,000		125,000
Increase (Decrease) in Bank Overdraft	(7,997)		3,537
Net borrowings from related parties			1,195,196

Net Cash Provided by (Used in) Financing Activities	238,013	39,372	2,826,890

Net Increase (Decrease) in Cash	(43,034)	(7,650)	1,076

Cash at Beginning of Quarter	44,110	22,641	-

Cash at End of Quarter	$1,076	14,991	1,076

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt	$-	$-	$2,044,592
Total	-	-	2,044,592

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
Notes to consolidated Financial Statements
As of December 31, 2007

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

NOTE 3. Property and equipment

Property and equipment as of December 31, 2007 consists of the following:

Acquisition cost:	Estimate useful life (year)
Production Equipment	3 to 5	$	US	108,201
Production Clean room	10			78,261
Leasehold improvement	10			188,980
Office equipment	3 to 5			4,311
Computer	3			5,257

Subtotal				385,009
Less accumulated depreciation				(2,549)
Total		$	US	382,461

Depreciation expenses were $334 and $333 for the three months ended December 31, 2007 and December 31, 2006, respectively.

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expired unexercised six months from the date of execution of the agreement

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $5,279,753 during the period from August 2, 2005 (inception) through December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management plans to raise additional funds through debt or equity offerings. While management has raised $125,000 through the issuance of  convertible debentures during the three months ended December 31, 2007, management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of December 31 , 2007

Deferred tax assets:
Net operating tax carry forwards	$1,781,987
Other	-0-
Gross deferred tax assets	1,781,987
Valuation allowance	(1,781,987)

Net deferred tax assets	$-0-

As of  December 31, 2007 the Company has a  Deferred Tax Asset of  $1,781,987 completely attributable to net operating loss carry forwards  of approximately $5,318,369 ( which expire 20 years from the date the loss was incurred) .consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) $5,279,753 attributable to BMSG.

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

NOTE 7. RELATED PARTY TRANSACTION

On July 3, 2006, the Company acquired 100% of the share capital of BMSG from BMXP Holdings, Inc., formerly named Bio-matrix Scientific Group, Inc. in a reverse acquisition (See Note 12).

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

Between October 12, 2007 and December 31, 2007, the Company borrowed $127,009 from Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures. In consideration for this loan, the Company issued bombardier Pacific Ventures a series of Notes, callable at par plus any accrued and unpaid interest by the company upon five days written notice, bearing simple interest at 15% maturing within one year of issuance.

NOTE 8. CONVERTIBLE DEBENTURES

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

On November 30, 2007, the Company   sold $75,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $75,000 to one purchaser.

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

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  the Company’s  common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by us.

The holder may convert the Convertible Debenture, in whole but not in part, into the Company’s   common shares at the conversion rate of $0.15 per Share (“Conversion Shares”).

Subsequent to any conversion , the holder  shall have the right, upon written demand to us (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

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

On October 11, 2006, the Company issued 1,462,570 common shares of the Company to BMXP Holdings Inc.  in full satisfaction of the amount of $1,191,619 plus accrued and unpaid interest, owed to BMXP Holdings, Inc. by the Company.

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

On July 30, 2007, the Company issued 500,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On July 30, 2007, the Company issued 155,000 common shares to management pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

On July 30, 2007, the Company issued 566,217 common shares to Bombardier Pacific Ventures in satisfaction of the principal amount of $141,554 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO, is the sole beneficial owner of Bombardier Pacific Ventures.

On July 31, 2007, the Company issued 760,000 common shares for cash consideration of $190,000.

On August 6, 2007, the Company issued 620,000 common shares to consultants as consideration for services rendered.

On August 6, 2007, the Company issued 440,000 common shares for cash consideration of $110,000

On September 10, 2007, the Company issued 55,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On October 2, 2007, the Company issued 21,429 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On October 4, 2007, the Company issued 28,572 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered

On October 29, 2007, the Company issued 20,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

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

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0- shares issued and outstanding.

    * Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 23,420,823 shares issued and outstanding

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

As of December 31, 2007 -- 1,454,772 shares have been issued pursuant to the Plan
	Number of
	Shares
As of December 31, 2007:

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
As of December 31, 2007, 1,389,787 shares have been issued pursuant to the Plan
Number of
Shares
As of December 31, 2007:

Granted	1.389,787

Remaining shares available for issuance under the Plan as of September 30, 2007	110,213

NOTE 15. SUBSEQUENT EVENTS

On January 8, 2008, the Company sold $18,400 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $18,400 to one purchaser.
Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is December 28, 2009.

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

Subsequent to any conversion, the holder shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

On January 8, 2007 the Company issued 110,000 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

On January 8, 2007 the Company issued 24,800 common shares to consultants pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

On January12, 2008, the Company sold $200,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $200,000 to one purchaser.
Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by us.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.25 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.
On January12, 2008, the Company sold $100,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $100,000 to one purchaser.
Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by us.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.25 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

The Company shall agree to the granting of a Lien to the Holder against collateral which the Company owns or intends to purchase, namely:

Flow Cytometer (4 Color) (BD Facscanto)
Laboratory computer system/also for enrollments/storage tracking
Hematology Analyzer (celldyne 1800)(ABBOTT)
Laminar Flow Hood 4 ft ( Clean hood) (2)
Bench top centrifuges (2) refrigerated
Small equipment (lab set-up)
Microscope
Tube heat sealers (2 ea)
Barcode printer and labeling device

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB for the year ended September 30, 2007. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2007

Revenues were -0- for the quarter ending December 31 2007 and -0- for the same quarter ending December 31, 2006. Net losses were $405,812 for the three months ended December 31, 2007 and $466,179 for the same period ended December 31, 2006.

PLAN OF OPERATION

As of December 31, 2007 the Company has $1,076 cash on hand and current liabilities of $311, 315 such liabilities consisting of Accounts Payable, Notes Payable, Bank Overdraft, Accrued Payroll Taxes, and Accrued Interest and other Accrued Expenses.

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

On November 30, 2007, the Company sold $75,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $75,000 to one purchaser.

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

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  the Company’s  common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by us.

The holder may convert the Convertible Debenture, in whole but not in part, into the Company’s   common shares at the conversion rate of $0.15 per Share (“Conversion Shares”).

Subsequent to any conversion , the holder  shall have the right, upon written demand to us (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

On January 8, 2008, the Company sold $18,400 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $18,400 to one purchaser.
Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is December 28, 2009.

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

Subsequent to any conversion, the holder shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

On January 12, 2008, the Company sold $200,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $200,000 to one purchaser.
Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by us.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.25 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

The Company shall agree to the granting of a Lien to the Holder against collateral which the Company owns or intends to purchase, namely:

Flow Cytometer (4 Color) (BD Facscanto)
Laboratory computer system/also for enrollments/storage tracking
Hematology Analyzer (celldyne 1800)(ABBOTT)
Laminar Flow Hood 4 ft ( Clean hood) (2)
Bench top centrifuges (2) refrigerated
Small equipment (lab set-up)
Microscope
Tube heat sealers (2 ea)
Barcode printer and labeling device

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

On February 13, 2008, the Company became registered with the US Food and Drug Administration (“FDA”) under the Public Health Service Act to satisfy the regulatory requirements involving the storage of stem cells and other tissue. These regulatory requirements apply to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor.

The Company is currently endeavoring to obtain a Tissue Bank License to be granted by Department of Health Services of the State of California.

Over the next twelve months and if the Company is successful in obtaining the necessary additional financing and obtaining equipment and necessary additional professional staff, the Company anticipates purchasing the following significant laboratory equipment:

Equipment	Estimated Cost
Sepax Cell Separation Device	$ 50,000.00
Blood processing equipment	$ 80,000.00
Bar code labeling equipment	$ 3,000.00
Tube heat sealers (2 ea)	$ 4,000.00
Bench top centrifuges (2) refrigerated	$ 12,000.00
Cell Therapy Software	$ 30,000.00
Cryo Tracking Software	$ 28,000.00
Cryo Tracking Equipment	$ 45,000.00
BacTec Microbiology equipment	$ 20,000.00
Small equipment (lab set-up)	$ 10,000.00
CO2 Incubator	$ 4,000.00
Supplies/reagents*	$ 100,000.00
Total	$ 386,000.00

* to be reordered on an annual basis

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

The Company cannot assure that it will be successful in obtaining additional financing necessary to implement its business plan.  The Company has   not received any commitment or expression of interest from any financing source that has given it any assurance that it will obtain the amount of additional financing in the future that it currently anticipates.  For these and other reasons, the Company is   not able to assure that it will obtain any additional financing or, if it is successful, that it can obtain any such financing on terms that may be reasonable in light of its current circumstances.

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

PART II.

Item 1: LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 13, 2006, the Company deposited 10,000,000 newly issued common shares into Escrow pursuant to a stock purchase agreement (“Agreement”) by and between the Company and Bio-Matrix Scientific Group, Inc (“Seller”), a Delawarecorporation.

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

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Saleof shares.

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

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Saleof shares.

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

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Saleof shares.

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

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Saleof shares.

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

On November 30, 2007, the Company   sold $75,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $75,000 to one purchaser who is accredited investor as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. and who also has for two years had a substantive, pre-existing relationship with the Company.
.

Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year. The Company shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is November 30, 2009.

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  the Company’s  common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by us.

The holder may convert the Convertible Debenture, in whole but not in part, into the Company’s   common shares at the conversion rate of $0.15 per Share (“Conversion Shares”).

Subsequent to any conversion , the holder  shall have the right, upon written demand to us (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

The net proceeds, which are $75,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. This Convertible Debenture was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Convertible Debenture. There was no advertisement or general solicitation made in connection with this offer and sale of the Convertible Debenture. The offer and sale of the Convertible Debenture was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Convertible Debenture, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the Convertible Debenture and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any shares into which the Convertible debenture may convert.

On January 8, 2008, the Company sold $18,400 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $18,400 to one purchaser who is accredited investor as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. and who also has had a substantive, pre-existing relationship with the Company.

Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is December 28, 2009.

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

Subsequent to any conversion, the holder shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

The net proceeds, which are $18,400, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. This Convertible Debenture was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Convertible Debenture. There was no advertisement or general solicitation made in connection with this offer and sale of the Convertible Debenture. The offer and sale of the Convertible Debenture was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Convertible Debenture, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the Convertible Debenture and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any shares into which the Convertible debenture may convert.

On January 12, 2008, the Company sold $200,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $100,000 to one purchaser who is accredited investor as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. and who also has had a substantive, pre-existing relationship with the Company.

Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by us.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.25 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to us (“Registration Demand”), to cause us, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to us in the event the registration Statement is not declared effective by the SEC.

The Company shall agree to the granting of a Lien to the Holder   against collateral which the Company owns or intends to purchase, namely:

Flow Cytometer (4 Color) (BD Facscanto)
Laboratory computer system/also for enrollments/storage tracking
Hematology Analyzer (celldyne 1800)(ABBOTT)
Laminar Flow Hood 4 ft ( Clean hood) (2)
Bench top centrifuges (2) refrigerated
Small equipment (lab set-up)
Microscope
Tube heat sealers (2 ea)
Barcode printer and labeling device

The net proceeds, which are $200,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. This Convertible Debenture was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Convertible Debenture. There was no advertisement or general solicitation made in connection with this offer and sale of the Convertible Debenture. The offer and sale of the Convertible Debenture was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Convertible Debenture, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the Convertible Debenture and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any shares into which the Convertible debenture may convert.

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
a Delawarecorporation
By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: February 14, 2008