Form 10QSB
period 2008-03-31
Bio-Matrix Scientific Group, Inc.
filed 2008-05-09
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2008

Commission File Number 0-32201

BIO- MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

8885 Rehco Road, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(619) 398-3517
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes☒ No☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

There were 23,567,528 shares of Common Stock outstanding as of March 31, 2008.

Item 1. Financial Statements.
Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695  t FAX (858) 764-5480
 E-MAIL changgpark@gmail.com 

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
 (A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary (A Development Stage “Company”) as of March 31, 2008, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the six months and three months ended March 31, 2008; and for the period from October 6, 1998 (inception) through March 31, 2008.  These financial statements are the responsibility of the Company’s management.

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

April 22, 2008
Chula Vista, California

Bio-Matrix Scientific Group Inc. and subsidiary
(A Development Stage Company)
Consolidated Balance Sheet as of March 31, 2008
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$102,190
Employee Receivable	113
Pre-paid Expenses	99,588

Total Current Assets	201,891

PROPERTY & EQUIPMENT	495,776

GOODWILL

Intangible Assets/Technology

Total Other Assets	23,092

TOTAL ASSETS	$720,759

CURRENT LIABILITIES
Accounts payable	$124,047
Loans from former parent
Bank Overdraft
Notes Payable	126,958
Accrued Payroll	84,000
Accrued Payroll taxes	31,193
Accrued Interest	23,845
Accrued expenses	30,000

Total Current Liabilities	420,043

LONG TERM LIABILITIES
Convertible Note	503,400

TOTAL LIABILITIES	923,443

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value
20,000,000 shares authorized; 915,000
issued and outstanding.)
Common Stock, ($.0001 par value	92
80,000,000 shares authorized; 23,567,528
shares issued and outstanding as of March 31, 2008	2,357
Additional paid in Capital	5,491,945
Deficit accumulated during the development stage	(5,697,078)

Total Stockholders' Equity (Deficit)	$(202,684)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$720,759

The Following Notes are an integral part of these Financial Statements

Bio-Matrix Scientific Group Inc. and subsidiary (A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

	3 Months Ended	3 Months Ended	6 Months ended	6 Months ended	Inception
	March 31,	March 31,	March 31,	March 31,	(August 2, 2005)
	2008	2007	2008	2007	through
					March 31,
					2008
REVENUES
Sales	$0	0	0	0	0

Total Revenues	0	0	0	0	0
COSTS AND EXPENSES
Research and Development	37068	60,604	71,375	169,092	543,292
General and administrative	225376	217,090	450,651	441,763	2,906,973
Depreciation and amortization	119	333	453	667	2,668
Consulting and professional fees	136528	228,321	278,765	354,161	2,161,631
Impairment of goodwill & intangibles					34,688

Total Costs and Expenses	399,091	506,348	801,244	965,683	5,649,252

OPERATING LOSS	(399,091)	(506,348)	(801,244)	(965,683)	(5,649,252)

OTHER INCOME & (EXPENSES)

Interest Expense	(18,334)	(9,509)	(21,993)	(16,354)	(48,158)
Interest Income		306		306	306
Other income	100		100		100
Other Expense		(73)		(73)	(74)

Total Other Income & (Expenses)	(18,234)	(9,276)	(21,893)	(16,121)	(47,826)

NET INCOME (LOSS)	$(417,325)	(515,624)	(823,137)	(981,804)	(5,697,078)

Loss Attributable to Common Shareholders	(417,325)	(515,624)	(823,137)	(981,804)	(5,697,078)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.017)	(0.03)	(0.035)	(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	23,548,744	16,947,346	23,442,004	16,102,133
The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity (Unaudited)
From August 2, 2005 through March 31, 2008

					Additional
	Preferred		Common		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Shares issued to parent			25,000	35,921	0		35,921
Net Loss August 2, 2005							0
through September 30, 2005						(1,000)	(1,000)
Balance September 30, 2005			25,000	35,921	0	(1,000)	34,921

Net Loss October 1, 2005							0
through December 31, 2005						(366,945)	(366,945)
Balance December 31, 2005			25,000	35,921	0	(367,945)	(332,024)

Recapitalization			9,975,000	(34,921)	34,921		0
Stock issued Tasco merger			2,780,000	278	(278)		0
Stock issued for services			305,000	31	759,719		759,750
Stock issued for Compensation			300,000	30	584,970		585,000
Net Loss January 1, 2006
through September 30, 2006						(2,053,249)	(2,053,249)
Balance September 30, 2006			13,385,000	1,339	1,379,332	(2,421,194)	(1,040,523)

Stock issued for services			100,184	10	112,524		112,534
Stock issued for Compensation			153,700	15	101,465		101,480
Stock issued in exchange for canceling debt			2,854,505	284	1,446,120		1,446,404
Net Loss October 1, 2006
through December 31, 2006						(466,179)	(466,179)
Balance December 31, 2006			16,493,389	1,649	3,039,441	(2,887,373)	153,717

Stock issued for cash			500,000	50	124,950		125,000
Stock issued for services			359,310	36	235,042		235,078
Stock issued for Compensation			143,920	14	88,400		88,414
Stock issued in exchange for canceling debt			500,000	50	124,950		125,000
Net Loss January 1, 2007
through March 31, 2007						(515,624)	(515,624)
Balance March 31, 2007			17,996,619	1,800	3,612,783	(3,402,997)	211,585

Stock issued for cash			240,666	24	60,142		60,166
Stock issued for services			406,129	41	222,889		222,930
Stock issued for Compensation			150,000	15	110,435		110,450
Stock issued in exchange for canceling debt			1,316,765	132	329,059		329,191
Net Loss April 1, 2007
through June 30, 2007						(718,955)	(718,955)
Balance June 30, 2007			20,110,179	2,011	4,335,308	(4,121,952)	215,367

Stock issued for cash			1,200,000	120	299,880		300,000
Stock issued for services			1,253,000	125	404,125		404,250
Stock issued for Compensation			100,000	10	24,990		25,000
Stock issued in exchange for canceling debt			566,217	57	143,940		143,997
Net Loss July 1, 2007
through September 30, 2007						(751,989)	(751,989)
Balance September 30, 2007			23,229,396	2,323	5,208,244	(4,873,941)	336,626
Stock issued for Cash
Stock issued for services			191,427	19	62,108		62,127
Net Loss October 1, 2007
through December 31, 2007						(405,812)	(405,812)
Balance December 31, 2007			23,420,823	2,342	5,270,352	(5,279,753)	(7,059)
Stock issued for cash	575,000	57			114,942		114,999
Stock issued for services	340,000	35	146,705	15	106,651		106,701
Net Loss January 1 2008
through March 31, 2008						(417,325)	(417,325)
Balance March 21, 2008	915,000	92	23,567,528	2,357	5,491,945	(5,697,078)	(202,684)

The Following Notes are an integral part of these Financial Statements

Bio-Matrix Scientific Group Inc. and subsidiary (A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

					August 2, 2005
					(inception)
					through
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended	March 31,
	March 31, 2008	March 31,2007	March 31,2008	March 31,2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	(417,325)	(515,624)	(823,137)	(981,804)	(5,697,078)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	119	333	453	667	2,667
Stock issued for compensation		88,414		189,894	910,344
Stock issued for services	106,701	235,078	168,829	347,612	1,903,371
Stock issued to cancel debt plus accrued interest		125,000		376,209
Changes in operating assets and liabilities:
(Increase) decrease in receivables	169	-2,926	-113	-3,000	-113
(Increase) decrease in prepaid expenses	(77,243)	-23,727	-88,290	-3,250	-99,588
(Increase) decrease in organizational costs
Increase (Decrease) in Accounts Payable	80,302	-50,278	115,032	-87,134	124,047
Increase (Decrease) in Accrued Expenses	67,624	14,805	123,999	9,976	198,985

( Increase) Decrease in Deposits		3,401		3,401	(23,092)

Net Cash Provided by (Used in) Operating Activities	(239,653)	(125,524)	(503227)	(147,699)	(2,680,457)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	(113,434)	0	(130,907)	(24,847)	(498,443)
Purchases of Intangible assets		0	0	0	0

Net Cash Provided by (Used in) Investing Activities	(113,434)	0	(130,907)	(24,847)	(498,443)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash	57		57		57
Common stock issued for cash		50		50	1,472
Additional paid in Capital	114,942	124,950	114,942	124950	634,557
Principal borrowings on notes and Convertible Debentures	(35,661)	133,328	85,349	172610	946,409
Convertible notes	378,400		503,400		503,400
Increase (Decrease) in Bank Overdraft	(3,537)		(11,534)		0
Net borrowings from related parties					1,195,196

Net Cash Provided by (Used in) Financing Activities	454,201	258,238	692214	297,610	3,281,091

Net Increase (Decrease) in Cash	101,114	132,714	58,080	125,064	102,190

Cash at Beginning of Period	1,076	14,491	44110	22641	0

Cash at End of Period	102,190	147,705	102,190	147,705	102,190

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt					2,044,592
Total					2,044,592
The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
Notes to consolidated Financial Statements
As of March 31, 2008

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

On March 4, 2008 the Company entered into a Letter of Intent (“LOI”) with the Regents of the University of California (“Regents) whereby the Regents  shall negotiate exclusively with the Company for  an exclusive license for life of the Patent Rights to a Screening Test for Gestational Diabetes Mellitus UCLA Case Number 2007-523  (“License Agreement”) . As consideration for this promise, Company agreed to pay a nonrefundable fee of Five hundred dollars ($500) within ten (10) days of the execution of this Letter of Intent, and to reimburse The Regents for costs incurred in the drafting and filing of a provisional patent application for UCLA Case Number 2007-523 up to a maximum total of Three Thousand Dollars ($3,000).

Pursuant to the LOI, in the event that a License Agreement is not executed by or before May 1, 2008, the Regent’s obligation to negotiate exclusively with the Company shall expire.

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

NOTE 3. Property and equipment

Property and equipment as of March 31, 2008 consists of the following:

Acquisition cost:	Estimate useful life (year)
Production Equipment	3 to 5	$	US	209,131
Production Clean room	10			78,261
Leasehold improvement	10			197,932
Office equipment	3 to 5			7,249
Computer	3			5,871

Subtotal				498,444
Less accumulated depreciation				(2,668)
Total		$	US	495,776

Depreciation expenses were $119 and $333for the three months ended March 31, 2008 and March 31, 2007, respectively. Depreciation expenses were $453 and $667 for the six months ended March 31, 2008 and March 31, 2007, respectively.

NOTE 4. WARRANTS AND OPTIONS

On July 17, 2006 the Company signed a public relations agreement with OTCFN which called for the issuance of an option agreement for 200,000 options exercisable at $4.50 per share. These options expired unexercised six months from the date of execution of the agreement.

Between March 21st and March 31, 2008, the Company issued warrants expiring 90 days after the execution of their agreement and exercisable into 915,000 preferred shares of the Company at $0.30 per share at any time subsequent to their expiration.

On April 9, 2008 the Company issued warrants expiring 90 days after the execution of their agreement and exercisable into 225,000 preferred shares of the Company at $0.30 per share at any time subsequent to their expiration.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $5,697.078during the period from August 2, 2005 (inception) through March 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management plans to raise additional funds through debt or equity offerings. While management has raised (a) $503,400 through the issuance of convertible debentures during the six months ended March 31, 2008 (b) has raised $115,000 through the sale of 915,000 shares of preferred stock during the quarter ended March 31, 2008 and (c) has raised $45,000 through the sale of 225,000 shares of preferred stock on April 9, 2008, management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of March 31 , 2007

Deferred tax assets:
Net operating tax carry forwards	$1,892,779
Other	-0-
Gross deferred tax assets	1,892,779
Valuation allowance	(1,892,779)

Net deferred tax assets	$-0-

As of  March 31, 2008 the Company has a  Deferred Tax Asset of  $1,892,779 completely attributable to net operating loss carry forwards  of approximately $5,735, 694 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) $5,697,078 attributable to BMSG.

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

Subsequent to any conversion , the holder  shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

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

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

On January 18, 2008, the Company sold $200,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $200,000 to one purchaser.   Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by the Company.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.25 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

On January18, 2008, the Company sold $100,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $100,000 to one purchaser.   Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by the Company.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion price of $0.25 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

The Company shall agree to the granting of a Lien to the Holder against collateral which the Company owns or intends to purchase, namely:

Flow Cytometer (4 Color) (BD Facscanto)
Laboratory computer system/also for enrollments/storage tracking
Hematology Analyzer (celldyne 1800)(ABBOTT)
Laminar Flow Hood 4 ft ( Clean hood) (2)
Bench top centrifuges (2) refrigerated
Small equipment (lab set-up)
Microscope
Tube heat sealers (2 ea)
Barcode printer and labeling device

On February 15, 2008, the Company sold $50,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $50,000 to one purchaser. Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is February 15, 2010.

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           The Selling Shareholder Registration Statement has been withdrawn by the Company.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion price of $0.10 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

On March 3, 2008 the Selling Shareholder’s Registration Statement was withdrawn by the Company.

On March 3, 2008, the Company sold $10,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $10,000 to one purchaser.   Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is March 3, 2010.

At any time subsequent to the expiration of a six month period from March 3, 2008, the holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.15 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

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

Common Stock
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

On January 8, 2008 the Company issued 110, 213 common shares to consultants pursuant to the BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN as consideration for services rendered.

On January 8, 2008 the Company issued 24,587 common shares to consultants pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK as consideration for services rendered.

On February 22, 2008 the Company issued 11,905 common shares to a consultant pursuant to the TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK as consideration for services rendered.

Preferred Stock

During the quarter ended March 31, 2008 the Company sold 575,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for the purchase price of   $0.20 per Unit for aggregate consideration of $115,000.

During the quarter ended March 31, 2008 the Company issued 340,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services rendered valued at $68,000.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: 915,000 shares issued and outstanding.

    * Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 23,567,528 shares issued and outstanding

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

As of March 31, 2008 -- 1,491,264 shares have been issued pursuant to the Plan
	Number of
	Shares
As of March 31, 2008

Granted	1,491,264	*
Remaining shares available for issuance under the Plan as of March 31, 2008.	8736

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
As of March 31, 2008, 1,500,000 shares have been issued pursuant to the Plan
Number of
Shares
As of March 31, 2008:

Granted	1.500,000

Remaining shares available for issuance under the Plan as of March 31, 2008	0

NOTE 15.  PREFERRED STOCK OFFERINGS

During the quarter ended March 31, 2008 the Company sold 575,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for the purchase price of   $0.20 per Unit for aggregate consideration of $115,000.

As an additional incentive  to purchase the Units and not as a characteristic, right or designation  of the Preferred Stock , the Company entered into agreements with each purchaser of the Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at  the demand of the purchaser,  any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

During the quarter ended March 31, 2008 the Company issued 340,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services rendered

The Company has also entered into agreements with each of the abovementioned recipients of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.  The above mentioned agreements constitute agreements solely between the Company and the other parties and do not represent any intrinsic characteristic, right or designation of the Preferred Stock,

NOTE 16.  SUBSEQUENT EVENTS

On April 9, 2008 the Company issued 10,000 shares of common stock to a consultant for services rendered valued at $5000.

On April 9, 2008 the Company issued 225,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $45,000.

As an additional incentive  to purchase the Units and not as a characteristic, right or designation  of the Preferred Stock ,The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On April 3, 2008 the Company entered into a Letter of Intent with VIBRAGENE, an anti-aging and genetic analysis company. Pursuant to the Letter of Intent, it is proposed that the Company  will perform human DNA genetic testing for biomarkers that may play important roles in disease development and  supply DNA testing kits to VIBRAGENE for the collection of DNA specimens. Completion of the proposed agreement is subject to a number of conditions, including but not limited to, the establishment of pricing acceptable to the parties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements  concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB for the year ended September 30, 2007. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2008 AND THE SIX MONTHS ENDED MARCH 31, 2008.

Revenues were -0- for the quarter ending March 31, 2008 and -0- for the same quarter ending  March 31, 2007. Net losses were $ 417,325 for the three months ended March 31, 2008 and $515,624 for the same period ended March  31 2007. Revenues were -0- for the six months  ending March 31, 2008  and -0- for the six months  ending  March 31, 2007. Net losses were $ $823,137 for the six months ended March 31, 2008 and $981,804 for the same period ended March 31 2007.

PLAN OF OPERATION

As of March  31, 2008 the Company has $102,190  cash on hand and current liabilities of $420,043 such liabilities consisting of Accounts Payable, Notes Payable, , Accrued Payroll Taxes, Accrued Interest and other Accrued Expenses.

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

Subsequent to any conversion , the holder  shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

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

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

On January 128, 2008, the Company sold $200,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $200,000 to one purchaser.   Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by the Company.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.25 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

On January128, 2008, the Company sold $100,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $100,000 to one purchaser.   Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           the Selling Shareholder Registration Statement has been withdrawn by the Company.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion price of $0.25 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

The Company shall agree to the granting of a Lien to the Holder against collateral which the Company owns or intends to purchase, namely:

Flow Cytometer (4 Color) (BD Facscanto)
Laboratory computer system/also for enrollments/storage tracking
Hematology Analyzer (celldyne 1800)(ABBOTT)
Laminar Flow Hood 4 ft ( Clean hood) (2)
Bench top centrifuges (2) refrigerated
Small equipment (lab set-up)
Microscope
Tube heat sealers (2 ea)
Barcode printer and labeling device

On February 15, 2008, the Company sold $50,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $50,000 to one purchaser. Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of -12% per annum, payable on the maturity Date, which is February 15, 2010.

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           The Selling Shareholder Registration Statement has been withdrawn by the Company.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion price of $0.10 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

On March 3, 2008 the Selling Shareholder’s Registration Statement was withdrawn by the Company.

On March 43, 2008, the Company sold $10,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $10,000 to one purchaser.   Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is March 3, 2010.

At any time subsequent to the expiration of a six month period from March 3, 2008, the holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.15 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

During the quarter ended March 31, 2008 the Company sold 575,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for the purchase price of   $0.20 per Unit for aggregate consideration of $115,000.

On April 9, 2008 the Company issued 225,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $45,000.

As an additional incentive  to purchase the Units and not as a characteristic, right or designation  of the Preferred Stock ,The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

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

The Company is currently endeavoring to obtain a Tissue Bank License to be granted by Department of Health Services of the State of California. The Company believes it has acquired all equipment necessary in order that it may operate a Tissue Bank within the State of California.

On March 4, 2008 the Company entered into a non binding Letter of Intent (“UCLALOI”) with the Regents of the University of California (“Regents) whereby the Regents shall negotiate exclusively with the Company for the purpose of granting to the Company an exclusive, worldwide royalty-bearing license for life of the Patent Rights to a Screening Test for Gestational Diabetes Mellitus UCLA Case Number 2007-523 (“License Agreement”). As consideration for this promise, Company agreed to pay a nonrefundable fee of Five hundred dollars ($500) within ten (10) days of the execution of this Letter of Intent, and to reimburse The Regents for costs incurred in the drafting and filing of a provisional patent application for UCLA Case Number 2007-523 up to a maximum total of Three Thousand Dollars ($3,000).

Pursuant to the UCLALOI, in the event that a License Agreement is not executed by or before May 1, 2008, the Regent’s obligation to negotiate exclusively with the Company shall expire. The Company is currently in discussion with the Regents to extend the May 1, 2008 deadline. The Company is currently in the process of evaluating what, if any, additional equipment may be required to be acquired in the event the License Agreement is granted, of which no assurance can be given.

On April 3, 2008 the Company entered into a non binding Letter of Intent with VIBRAGENE, an anti-aging and genetic analysis company. Pursuant to the Letter of Intent, it is proposed that the Company will perform human DNA genetic testing for biomarkers that may play important roles in disease development and supply DNA testing kits to VIBRAGENE for the collection of DNA specimens. Completion of the proposed agreement is subject to a number of conditions, including but not limited to, the establishment of pricing acceptable to the parties. The Company is currently in the process of evaluating what, if any, additional equipment may be required to be acquired in the event that the abovementioned proposed agreement is executed, of which no assurance can be given.

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

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2008 and ending March 31, 2008, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially effected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On August 6, 2007, the Company issued 440,000 common shares for cash consideration of $110,000. The net proceeds of that sale, which were $110,000, will be utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of these shares. There was no advertisement or general solicitation made in connection with this offer and sale of shares. The offer and sale of these shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D hereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of these shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for these shares.

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

On January 18, 2008, the Company sold $200,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $100,000 to one purchaser who is accredited investor as “accredited investor” is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. and who also has had a substantive, pre-existing relationship with the Company.

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

The Company shall agree to the granting of a Lien to the Holder  against collateral which the Company owns or may purchase, namely:

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

 On February 15, 2008, the Company sold $50,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $50,000 to one purchaser. Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is February 15, 2010.

At any time subsequent to the expiration of a six month period since either of:

(i)           that Registration Statement, as amended,  filed with the SEC on Form SB-2 relating to the sale of an aggregate of 17,195,263 shares of  our common stock by certain selling shareholders (the “Selling Shareholders Registration Statement”) has been declared effective by the SEC or

(ii)           The Selling Shareholder Registration Statement has been withdrawn by the Company.

The holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion price of $0.10 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

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

On March 3, 2008 the Selling Shareholder’s Registration Statement was withdrawn by the Company.

On March 43, 2008, the Company sold $10,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $10,000 to one purchaser.   Interest on the Convertible Debenture shall accrue at a rate of 12% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 12% per annum, payable on the maturity Date, which is March 3, 2010.

At any time subsequent to the expiration of a six month period from March 3, 2008, the holder may convert the Convertible Debenture, in whole but not in part, into our common shares at the conversion rate of $0.15 per Share (“Conversion Shares”).

Subsequent to any conversion, the holder shall have the right, upon written demand to the Company (“Registration Demand”), to cause the Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

The net proceeds, which are $10,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. This Convertible Debenture was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Convertible Debenture. There was no advertisement or general solicitation made in connection with this offer and sale of the Convertible Debenture. The offer and sale of the Convertible Debenture was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Convertible Debenture, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the Convertible Debenture and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any shares into which the Convertible debenture may convert.

During the quarter ended March 31, 2008 the Company sold 575,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for the purchase price of   $0.20 per Unit for aggregate consideration of $115,000.

The Company has also entered into agreements with each of the abovementioned recipients of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.  The above mentioned agreements constitute agreements solely between the Company and the other parties and do not represent any intrinsic characteristic, right or designation of the Preferred Stock,

The net proceeds, which are $115,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holders.

During the quarter ended March 31, 2008 the Company issued 340,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services rendered.

The Company has also entered into agreements with each of the abovementioned recipients of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.  The above mentioned agreements constitute agreements solely between the Company and the other parties and do not represent any intrinsic characteristic, right or designation of the Preferred Stock,

No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holders.

On April 9, 2008 the Company issued 10,000 shares of Common Stock to a consultant for services rendered.  The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

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

On April 9, 2008 the Company issued 225,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, to one purchaser for consideration consisting of $45,000.

As an additional incentive  to purchase the Units and not as a characteristic, right or designation  of the Preferred Stock ,The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $45,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

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
Date: May 5, 2008