Form 10QSB
period 2008-06-30
Bio-Matrix Scientific Group, Inc.
filed 2008-08-07
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2008

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

There were 23,830,773   shares of Common Stock outstanding as of June 30, 2008.

Item 1. Financial Statements.

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO Del Rio SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480
t E-MAIL changgpark@gmail.comt

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Matrix Scientific Group, Inc. and Subsidiary
 (A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiary (A Development Stage “Company”) as of June 30, 2008, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the nine months and three months ended June 30, 2008; and for the period from August 2, 2005 (inception) through June 30, 2008.  These financial statements are the responsibility of the Company’s management.

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

July 28, 2008
San Diego, California

Bio-Matrix Scientific Group Inc. and subsidiary
(A Development Stage Company)
Consolidated Balance Sheet as of June 30, 2008
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$220,882
Pre-paid Expenses	71,636

Total Current Assets	292,518

PROPERTY & EQUIPMENT	529,263

Total Other Assets	21,307

TOTAL ASSETS	$843,088

CURRENT LIABILITIES
Accounts payable	$58,408
Notes Payable	40,278
Accrued Payroll	117,000
Accrued Payroll taxes	29,568
Accrued Interest	27,276
Accrued expenses	30,000

Total Current Liabilities	302,530

LONG TERM LIABILITIES
Convertible Note	503,400

TOTAL LIABILITIES	805,930

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value
20,000,000 shares authorized; 5,566,662
issued and outstanding as of June 30, 2008)	557
Common Stock, ($.0001 par value
80,000,000 shares authorized; 23,830,773
shares issued and outstanding as of June 30, 2008	2,383
Additional paid in Capital	6,794,741
Deficit accumulated during the development stage	(6,760,523)

Total Stockholders' Equity (Deficit)	$37,158

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$843,088

The Accompanying Notes are an Integral Part of these financial statements

Bio-Matrix Scientific Group Inc. and subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Inception
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended	(August 2, 2005)
	June 30,	June 30	June 30,	June 30,	through
	2008	2007	2008	2007	June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2008
					(unaudited)
REVENUES
Sales	$0	0	0	0	0

Total Revenues	0	0	0	0	0

COSTS AND EXPENSES

Research and Development	57,388	59,337	128,763	228,429	600,680

General and administrative	263,372	421,315	714,023	863,078	3,170,345

Depreciation and amortization		334	453	1,001	2,668

Consulting and professional fees	721,814	223,763	1,000,579	587,924	2,883,445

Impairment of goodwill & intangibles					34,688

Total Costs and Expenses	1,042,574	714,749	1,843,818	1,680,432	6,691,826

OPERATING LOSS	(1,042,574)	(714,749)	(1,843,818)	(1,680,432)	(6,691,826)

OTHER INCOME & (EXPENSES)

Interest Expense	(20,872)	(4,206)	(42,865)	(20,560)	(69,030)

Interest Income				306	306

Other income			100		100

Other Expense				(73)	(74)

Total Other Income & (Expenses)	(20,872)	(4,206)	(42,765)	(20,327)	(68,698)

NET INCOME (LOSS)	$(1,063,446)	(718,955)	(1,886,583)	(1,700,759)	(6,760,524)

Loss Attributable to Common Shareholders	(1,063,446)	(718,955)	(1,886,583)	(1,700,759)	(6,760,524)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.04)	(0.04)	(0.08)	(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,696,781	19,330,268	23,525,620	17,178,178

The Accompanying Notes are an Integral Part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity (Unaudited)
From August 2, 2005 through March 31, 2008

					Additional
Preferred			Common		Paid-in	Retained
Shares		Amount	Shares	Amount	Capital	Earnings	Total

Shares issued to parent			25,000	35,921	0		35,921
Net Loss August 2, 2005							0
through September 30, 2005						(1,000)	(1,000)
Balance September 30, 2005			25,000	35,921	0	(1,000)	34,921

Net Loss October 1, 2005							0
through December 31, 2005						(366,945)	(366,945)
Balance December 31, 2005			25,000	35,921	0	(367,945)	(332,024)

Recapitalization			9,975,000	(34,921)	34,921		0
Stock issued Tasco merger			2,780,000	278	(278)		0
Stock issued for services			305,000	31	759,719		759,750
Stock issued for Compensation			300,000	30	584,970		585,000
Net Loss January 1, 2006
through September 30, 2006						(2,053,249)	(2,053,249)
Balance September 30, 2006			13,385,000	1,339	1,379,332	(2,421,194)	(1,040,523)

Stock issued for services			100,184	10	112,524		112,534
Stock issued for Compensation			153,700	15	101,465		101,480
Stock issued in exchange for canceling debt			2,854,505	284	1,446,120		1,446,404
Net Loss October 1, 2006
through December 31, 2006						(466,179)	(466,179)
Balance December 31, 2006			16,493,389	1,649	3,039,441	(2,887,373)	153,717

Stock issued for cash			500,000	50	124,950		125,000
Stock issued for services			359,310	36	235,042		235,078
Stock issued for Compensation			143,920	14	88,400		88,414
Stock issued in exchange for canceling debt			500,000	50	124,950		125,000
Net Loss January 1, 2007
through March 31, 2007						(515,624)	(515,624)
Balance March 31, 2007			17,996,619	1,800	3,612,783	(3,402,997)	211,585

Stock issued for cash			240,666	24	60,142		60,166
Stock issued for services			406,129	41	222,889		222,930
Stock issued for Compensation			150,000	15	110,435		110,450
Stock issued in exchange for canceling debt			1,316,765	132	329,059		329,191
Net Loss April 1, 2007
through June 30, 2007						(718,955)	(718,955)
Balance June 30, 2007			20,110,179	2,011	4,335,308	(4,121,952)	215,367

Stock issued for cash			1,200,000	120	299,880		300,000
Stock issued for services			1,253,000	125	404,125		404,250
Stock issued for Compensation			100,000	10	24,990		25,000
Stock issued in exchange for canceling debt			566,217	57	143,940		143,997
Net Loss July 1, 2007
through September 30, 2007						(751,989)	(751,989)
Balance September 30, 2007			23,229,396	2,323	5,208,244	(4,873,941)	336,626
Stock issued for Cash
Stock issued for services			191,427	19	62,108		62,127
Net Loss October 1, 2007
through December 31, 2007						(405,812)	(405,812)
Balance December 31, 2007			23,420,823	2,342	5,270,352	(5,279,753)	(7,059)
Stock issued for cash	575,000	57			114,942		114,999
Stock issued for services	340,000	35	146,705	15	106,651		106,701
Net Loss January 1 2008
through March 31, 2008						(417,325)	(417,325)
Balance March 31, 2008	915,000	92	23,567,528	2,357	5,491,945	(5,697,078)	(202,684)
Stock issued for cash	2,154,850	215			672,172		672,387
Stock issued for services	1,421,725	142	232,000	23	613,439		613,604
Stock issued for accrued interest			31,245	3	17,293		17,296
Stock issued as dividend	1,075,087	108			(108)
Net Loss April 1,2008
to June 30, 2008						(1,063,446)	(1,063,446)
Balance June 30, 2008	5,566,662	557	23,830,773	2,383	6,794,741	(6,760,524)	37,158

The Accompanying Notes are an Integral Part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development stage Company)
Unaudited Consolidated Statements of Cash Flows

					August 2, 2005
					(inception)
	3 Months ended	3 Months ended	9 Months Ended	9 Months Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(1,063,446)	(718,955)	(1,886,583)	(1,700,759)	(6,760,524)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense		333	453	1000	2,667
Stock issued for compensation		110,450		300,344	910,342
Stock issued for services	613,603	222,930	782,432	570,542	2,516,973
Stock issued for interest	17,296		17,296		17,296
Stock issued to cancel debt and accrued interest		329,191		1,900,596
Changes in operating assets and liabilities:
(Increase) decrease in receivables	113	3,000	0	0	0
(Increase) decrease in prepaid expenses	27,952	10,571	(60,338)	7,051	-71,636
Increase (Decrease) in Accounts Payable	(65,639)	1,538	49,393	(85,596)	58,408
Increase (Decrease) in Accrued Expenses	34,807	14,565	158,805	24,541	233,791

Net Cash Provided by (Used in) Operating Activities	(435,314)	(26,377)	(938,542)	1,017,719	(3,092,683)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) Decrease in Deposits	1,785	2634	1,785	6,035	(21,307)
Purchases of fixed assets	(33,487)		(164,393)	(24,847)	(531,931)

Net Cash Provided by (Used in) Investing Activities	(31,702)	2634	(162,608)	(18,812)	(553,238)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash	215		272		272
Common stock issued for cash		24		74	1,472
Additional paid in Capital	672,172	60,142	787,114	185,092	1,306,729
Principal borrowings on notes and Convertible Debentures	(86,679)	(182,716)	(1,330)	(10,106)	859,734
Convertible notes			503,400		503,400
Increase (Decrease) in Bank Overdraft			(11,534)		0
Net borrowings from related parties				(1,195,196)	1,195,196

Net Cash Provided by (Used in) Financing Activities	585,708	(122,550)	1,277,922	(1,020,136)	3,866,803

Net Increase (Decrease) in Cash	118,692	(146,293)	176,772	(21,229)	220,882

Cash at Beginning of Period	102,190	147,705	44,110	22641	0

Cash at End of Period	$220,882	1,412	220,882	1,412	220,882

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt					2,044,592
Preferred stock issued for stock dividend	108		108		108
Total	108		108		2,044,700

The Accompanying Notes are an Integral Part of these financial statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
Notes to consolidated Financial Statements
 (Unaudited)
As of June 30, 2008

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

NOTE 3. Property and equipment

Property and equipment as of June 30, 2008 consists of the following:

Acquisition cost:	Estimate useful life (year)
Production Equipment	3 to 5	$	US	234,904
Production Clean room	10			78,264
Leasehold improvement	10			197,934
Office equipment	3 to 5			7,250
Computer	3			13,579

Subtotal				531,931
Less accumulated depreciation				(2,668)
Total		$	US	529,263

Depreciation expenses were $0 and $334 for the three months ended June 30, 2008 and June 30, 2007, respectively. Depreciation expenses were $ 453 and $1,000 for the nine months ended June 30, 2008 and June 30, 2007, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences.

NOTE 4. WARRANTS AND OPTIONS

Between March 21st and March 31, 2008, the Company issued warrants expiring 90 days after the execution of their agreement and exercisable into 915,000 preferred shares of the Company at $0.30 per share at any time prior to their expiration. 250,000 of these warrants were subsequently exercised.

On April 9, 2008, the Company issued 225,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $45,000. These Warrants were subsequently exercised in full.

On April 9, 2008, the Company issued 108,373 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $32,512.

On May 20, 2008, the Company issued 142,857 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $50,000.

On May 20, 2008, the Company issued 390, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services amounting to $136,500.

On May 28, 2008, the Company issued 200, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $60,000.

Between May 28 and May 30, 2008, 475,000 shares of the Company’s Preferred Stock was issued at $0.30 per Preferred Share pursuant to the exercise of issued warrants.

On May 27, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000.

On May 29, 2008, the Company issued 175,125 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of services amounting to $61,294.

On May 30, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000.

On May 30, 2008, the Company issued 10,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services amounting to $3,500.

On June 2, 2008, the Company issued 15,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $5,250.

On June 3, 2008, the Company issued 103,334 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $31,000.

On June 3, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

On June 11, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $25,000.

On June 11, 2008, the Company issued 47,034 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $14,110.

On June 11, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,010.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010.

On June 12, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

On June 13, 2008, the Company issued 285,715 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $100,000.

On June 13, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010.

On June 16, 2008, the Company issued 45,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $15,750.

On June 18, 2008, the Company issued 27,450 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $8,235.

On June 18, 2008 the Company issued 46, 600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services amounting to $16,310.

On June 18, 2008, the Company issued 90,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $31,500.

Summary of the Company's warrants as of June 30, 2008 and 2007 and changes during the periods is as follows:

	Quarter ended June 30
	2008			2007
			Weighted Average		Weighted Average
	Warrants		Exercise Price	Warrants	Exercise Price

Outstanding at Beginning of Period	362,500		0.3	0	0
Granted	2,301,574		0.33	0	0
Exercised	-475,000		0.3
Expired Unexercised	-112,500		0.3	0	0
Outstanding at End of period	2,076,574		0.34	0	0

The following table summarizes information regarding stock purchase warrants outstanding at June 30, 2008

	Exercise	Number	Weighted Average
	Price	Outstanding	Remaining Contract Life (Days)
	0.3	1,124,116	50
	0.45	399,515	58
	0.35	552943	61
Total outstanding as of June 30, 2008		2,076,574	54

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $6,760,524 during the period from August 2, 2005 (inception) through June 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management plans to raise additional funds through debt or equity offerings. While management has raised (a) $503,400 through the issuance of convertible debentures during the nine months ended June 30, 2008 and (b) has raised $787,386 through the sale of 2,729,850 shares of preferred stock during the nine months ended June 30, 2008. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of June 30 , 2008

Deferred tax assets:
Net operating tax carry forwards	$2,311706
Other	-0-
Gross deferred tax assets	2,311706
Valuation allowance	(2,311,706)

Net deferred tax assets	$-0-

As of  June 30, 2008 the Company has a  Deferred Tax Asset of  $2,311,706 completely attributable to net operating loss carry forwards  of approximately $6,799,140 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) $6,760,524 attributable to BMSG.

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

NOTE 7. RELATED PARTY TRANSACTION

On July 3, 2006, the Company acquired 100% of the share capital of BMSG from BMXP Holdings, Inc., formerly named Bio-matrix Scientific Group, Inc. in a reverse acquisition (See Note 13).

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

Subsequent to any conversion, the holder  shall have the right, upon written demand to Company (“Registration Demand”), to cause Company, within ninety days of the Registration Demand, to prepare and file with the United States securities and Exchange Commission (“SEC”) a Registration Statement in order that the Conversion Shares may be registered under the Securities Act of 1933, as amended, and use its reasonable best efforts to cause that Registration Statement to be declared effective by the SEC. There is no penalty to the Company in the event the registration Statement is not declared effective by the SEC.

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

On April 30, 2008 the Company issued 22,000 shares of common stock to consultants for services rendered valued at $11,000.

On May 12, 2008 the Company issued 200,000 shares of common stock to a consultant for services rendered valued at $100,000.

On June 18, 2008 the Company issued 31,245 shares of common stock holders of the Company’s Convertible Debentures in satisfaction of $17,296 of accrued interest.

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

On April 9, 2008, the Company issued 225,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $45,000.

On April 9, 2008, the Company issued 108,373 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $32,511.

On May 20, 2008, the Company issued 142,857 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $50,000.

On May 20, 2008, the Company issued 800,000 shares of the Company’s Preferred Stock for consideration consisting of services amounting to $280,000.

On May 20, 2008, the Company issued 390, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services amounting to $136,500.

On May 28, 2008, the Company issued 200, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $60,000.

Between May 28 and May 30, 2008, 475,000 shares of the Company’s Preferred Stock was issued at $0.30 per Preferred Share pursuant to the exercise of issued warrants.

On May 27, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000.

On May 29, 2008, the Company issued 175,125 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of services amounting to $61,294.

On May 30, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000.

On May 30, 2008, the Company issued 10,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services amounting to $3,500.

On June 2, 2008, the Company issued 15,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $5,250.

On June 3, 2008, the Company issued 103,334 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $31,000.

On June 3, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

On June 10, 2008, 952,200 Preferred Shares were paid out as a dividend to common shareholders of record as of May 28, 2008.

On June 11, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $25,000.

On June 11, 2008, the Company issued 47,034 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $14,110.

On June 11, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,010.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010.

On June 12, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

On June 13, 2008, the Company issued 285,715 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $100,000.

On June 13, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010.

On June 16, 2008, the Company issued 45,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $15,750.

On June 18, 2008, the Company issued 27,450 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $8,235.

On June 18, 2008 the Company issued 46, 600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services amounting to $16,310.

On June 18, 2008, the Company issued 90,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $31,500.

NOTE 10. DIVIDEND OF PREFERRED SHARES TO COMMON AND PREFERRED SHAREHOLDERS

On May, 12, 2008 the Board of Directors of Bio-Matrix Scientific Group, Inc. (“Company”) authorized

(a)    a dividend to Common shareholders of record as of May 28, 2008 (“Record Date”) to be paid to Common shareholders on or about June 10, 2008, such dividend to be payable in shares of the company’s authorized but unissued preferred stock .0001 par value and to consist of one share of preferred stock for every twenty five shares of Bio-Matrix Scientific Group, Inc. Common Stock owned as of the Record Date. The Preferred Share dividends will only be issued in the name of the beneficial owner of the Bio-Matrix Scientific Group Common Stock and no dividend shares will be issued in the name of a broker dealer to disseminate to its clients. Broker Dealers holding Common shares on behalf of clients shall be required to produce lists of Common shareholders designated by such Broker-Dealers as beneficial owners of the Company’s Common stock as of the Record Date. Any lists provided by Broker Dealers must reconcile with records on file with the Depository Trust and Clearance Corporation before the dividend may be paid by the Company

 (b)    a dividend to Preferred shareholders of record as of May 28, 2008 (“Record Date”) to be paid to Preferred shareholders on or about June 10, 2008, such dividend to be payable in shares of the company’s authorized but unissued preferred stock ..0001 par value and to consist of one share of preferred stock for every twenty five shares of Bio-Matrix Scientific Group, Inc. Preferred Stock owned as of the Record Date. The Preferred Share dividends will only be issued in the name of the beneficial owner of the Bio-Matrix Scientific Group Preferred Stock and no dividend shares will be issued in the name of a broker dealer to disseminate to its clients. The Preferred Share dividends will only be issued in the name of the beneficial owner of the Bio-Matrix Scientific Group Preferred Stock and no dividend shares will be issued in the name of a broker dealer to disseminate to its clients. Broker Dealers holding Preferred shares on behalf of clients shall be required to produce lists of Preferred shareholders designated by such Broker-Dealers as beneficial owners of the Company’s Preferred stock as of the Record Date. Any lists provided by Broker Dealers must reconcile with records on file with the Depository Trust and Clearance Corporation before the dividend may be paid by the Company. To the knowledge of the Company, currently no Preferred Shares are being held by Broker Dealers on behalf of clients.
 On June 10, 2008, 952,200 Preferred Shares were paid out to common shareholders of record as of the Record Date. The Company anticipates paying out the remainder 122,726 shares of the dividend due shortly.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: 5,566,662 shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 23,830,773 shares issued and outstanding.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Lease Commitments
Ending September 30	Amounts
2008	$241,611
2009	248,864
2010	234,377
2011	42,614
Total	$767,466

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

NOTE 13. ACQUISITION OF BIO-MATRIX SCIENTIFIC GROUP (NEVADA).

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

NOTE 14. TASCO HOLDINGS INTERNATIONAL, INC. 2006 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

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

As of June 30, 2008 -- 1,494,342 shares have been issued pursuant to the Plan

	Number of
	Shares
As of June 30, 2008

Granted	1,494,342	*
Remaining shares available for issuance under the Plan as of June 30, 2008.	5,658

*Does not include 300,000 shares which were issued erroneously and subsequently cancelled

NOTE 15. BIO-MATRIX SCIENTIFIC GROUP, INC. 2007 EMPLOYEE AND CONSULTANTS STOCK COMPENSATION PLAN

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

As of June 30, 2008, 1,500,000 shares have been issued pursuant to the Plan
Number of
Shares
As of June 30, 2008:

Granted	1.500,000

Remaining shares available for issuance under the Plan as of June 30, 2008	0

NOTE 16.  PREFERRED STOCK OFFERINGS

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

As an additional incentive  to purchase the Units and not as a characteristic, right or designation  of the Preferred Stock, the Company entered into agreements with each purchaser of the Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at  the demand of the purchaser,  any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

During the quarter ended March 31, 2008 the Company issued 340,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services rendered amounting to $68,000.

The Company has also entered into agreements with each of the abovementioned recipients of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.  The above mentioned agreements constitute agreements solely between the Company and the other parties and do not represent any intrinsic characteristic, right or designation of the Preferred Stock,

On April 9, 2008, the Company issued 225,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $45,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On April 9, 2008, the Company issued 108,373 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $32,511.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 20, 2008, the Company issued 142,857 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $50,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 20, 2008, the Company issued 800,000 shares of the Company’s Preferred Stock for consideration consisting of services valued at $280,000.

As an additional incentive to purchase the securities and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, 800,000 Preferred shares owned by that purchaser into an equivalent number of shares of the company’s common stock.

On May 20, 2008, the Company issued 390, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services valued at $136,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 28, 2008, the Company issued 200, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $60,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

Between May 28 and May 30, 2008, 475,000 shares of the Company’s Preferred Stock was issued at $0.30 per Preferred Share pursuant to the exercise of issued warrants.

On May 27, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 29, 2008, the Company issued 175,125 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of services valued at $61,294.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 30, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 30, 2008, the Company issued 10,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services valued at $3,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 2, 2008, the Company issued 15,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $5,250.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 3, 2008, the Company issued 103,334 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $31,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 3, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $25,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 47,034 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $14,110.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

\On June 11, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,010.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 12, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 13, 2008, the Company issued 285,715 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $100,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 13, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 16, 2008, the Company issued 45,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $15,750.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 18, 2008, the Company issued 27,450 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $8,235.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 18, 2008 the Company issued 46, 600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services valued at $16,310.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 18, 2008, the Company issued 90,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $31,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

NOTE 17.  SUBSEQUENT EVENTS

On July 1, 2008 the Certificate of Incorporation of the Company was amended to permit the following actions:

A. To grant the full authority permitted by law to the Board of Directors  of the Company to issue, from time to time, multiple series of Preferred Stock and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or relative rights of any series of the Preferred Stock that may be desired. And, subject to the limitation on the total number of shares of Preferred Stock which the Corporation has authority to issue, the Board of Directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then outstanding.

B. To grant the full authority permitted by law to the Board of Directors of the Company to issue, from time to time, multiple series of Common Stock and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or relative rights of any series of the Common Stock that may be desired. And, subject to the limitation on the total number of shares of  Common Stock which the Corporation has authority to issue, the Board of Directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then outstanding.

On July 2, 2008   the Company filed a CERTIFICATE OF DESIGNATION OF PREFERENCES, RIGHTS AND LIMITATIONS OF SERIES AA PREFERRED STOCK (“Certificate of Designations”) with the Delaware Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series AA Preferred Stock” (hereinafter referred to as “Series AA Preferred Stock”).

The Board of Directors of the Company has authorized 100,000 shares of the Series AA Preferred Stock. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,0000). Except as otherwise required by law, holders of Common Stock, other series of Preferred issued by the Corporation,  and Series AA Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

On July 3, 2008, the Company issued 4,852 shares of Series AA Preferred Stock (“AA Stock”) to David R. Koos, the Company’s Chairman, President and CEO pursuant to the following terms and conditions:

A)        In the event that Koos voluntarily resigns as either President or CEO of the Company prior to July 3, 2018 the AA Stock shall be returned to the Company.

B)        In the event of the death of Koos prior to July 3, 2018 the AA Stock shall be returned to the Company.

C)        Upon the expiration of a continuous period of two hundred forty (240) calendar days during which Koos is unable to perform his material duties as President or CEO due to physical or mental incapacity the AA Stock shall be returned to the Company.

D)        Upon Koos’ conviction in a court of competent jurisdiction for a felony or any crime involving fraud or misrepresentation the AA Stock shall be returned to the Company.

The AA Stock issued to Koos are the only shares of Series AA Preferred Stock outstanding as of July 15, 2008.

On July 14, 2008 the Company issued 11,667 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $3,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to six months from issuance at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

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

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2008 AND THE NINE MONTHS ENDED JUNE 30, 2008.

Revenues were -0- for the quarter ending June 30, 2008 and -0- for the same quarter ending June 30, 2007. Net losses were $ 1,063,446 for the three months ended June 30, 2008 and $718,995 for the same period ended June 30, 2007. Revenues were -0- for the nine months ending June 30, 2008 and -0- for the nine months ending June 30, 2007. Net losses were $1,886,583 for the nine months ended June 30, 2008 and $ 1,700,759 for the same period ended June 30, 2007.

PLAN OF OPERATION

As of  June 30, 2008 the Company has $220,882   cash on hand and current liabilities of $302,530  such liabilities consisting of Accounts Payable, Notes Payable,, Accrued Payroll Taxes, Accrued Interest and other Accrued Expenses.

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

As an additional incentive  to purchase the Units and not as a characteristic, right or designation  of the Preferred Stock, the Company entered into agreements with each purchaser of the Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at  the demand of the purchaser,  any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

During the quarter ended March 31, 2008 the Company issued 340,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services rendered amounting to $68,000.

The Company has also entered into agreements with each of the abovementioned recipients of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.  The above mentioned agreements constitute agreements solely between the Company and the other parties and do not represent any intrinsic characteristic, right or designation of the Preferred Stock,

On April 9, 2008, the Company issued 225,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $45,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On April 9, 2008, the Company issued 108,373 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $32,511.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 20, 2008, the Company issued 142,857 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $50,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 20, 2008, the Company issued 800,000 shares of the Company’s Preferred Stock for consideration consisting of services amounting to $280,000.

As an additional incentive to purchase the securities and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, 800,000 Preferred shares owned by that purchaser into an equivalent number of shares of the company’s common stock.

On May 20, 2008, the Company issued 390, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services amounting to $136,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 28, 2008, the Company issued 200, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $60,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

Between May 28 and May 30, 2008, 475,000 shares of the Company’s Preferred Stock was issued at $0.30 per Preferred Share pursuant to the exercise of issued warrants.

On May 27, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 29, 2008, the Company issued 175,125 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of services amounting to $61,294.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 30, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On May 30, 2008, the Company issued 10,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services amounting to $3,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 2, 2008, the Company issued 15,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $5,250.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 3, 2008, the Company issued 103,334 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $31,000.
As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 3, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.
As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $25,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 47,034 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $14,110.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,010.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 12, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 13, 2008, the Company issued 285,715 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $100,000.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 13, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 16, 2008, the Company issued 45,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $15,750.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 18, 2008, the Company issued 27,450 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $8,235.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 18, 2008 the Company issued 46, 600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services amounting to $16,310.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On June 18, 2008, the Company issued 90,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $31,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On July 14, 2008 the Company issued 11,667 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $3,500.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to six months from issuance at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

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

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2008 and ending June 30, 2008, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II.

Item 1: LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Common Shares

On May 12, 2008 the Company issued 200,000 shares of common stock to a consultant for services rendered.
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

On June 18, 2008 the Company issued 31,245 shares of common stock holders of the Company’s Convertible Debentures in satisfaction of $17,296 of accrued interest. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

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

Preferred Shares

On April 9, 2008, the Company issued 225,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $45,000. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

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

On April 9, 2008, the Company issued 108,373 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $32,511. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $32,511, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On May 20, 2008, the Company issued 142,857 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $50,000. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

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

On May 20, 2008, the Company issued 800,000 shares of the Company’s Preferred Stock for consideration consisting of services amounting to $280,000. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.  The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the securities and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, 800,000 Preferred shares owned by that purchaser into an equivalent number of shares of the company’s common stock.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Preferred Stock stating that the shares of Preferred Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Preferred Stock.

On May 20, 2008, the Company issued 390, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of services amounting to $136,500. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The Units were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Preferred Stock stating that the shares of Preferred Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Preferred Stock.

On May 28, 2008, the Company issued 200, 000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $60,000. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The Units were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

The net proceeds, which are $60,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

Between May 28 and May 30, 2008, 475,000 shares of the Company’s Preferred Stock was issued at $0.30 per Preferred Share pursuant to the exercise of issued warrants. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the exercise of the warrants. There was no advertisement or general solicitation made in connection with this exercise of warrants and restrictive legends were placed on the shares issued pursuant to the exercise of the warrants. The exercise was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of  Units which included the warrants as a component thereof, including the representations and warranties made by the purchaser The net proceeds, which are $142,500, will be utilized general working capital purposes.

On May 27, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $25,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On May 29, 2008, the Company issued 175,125 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of services amounting to $61,294. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The Units were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

On May 30, 2008, the Company issued 71,429 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $25,000. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $25,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On May 30, 2008, the Company issued 10,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services amounting to $3,500. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The Units were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

On June 2, 2008, the Company issued 15,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $5,250. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $5,250, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 3, 2008, the Company issued 103,334 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $31,000. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $31,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 3, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $10,500, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,010. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $10,010, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 11, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $10,010, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 12, 2008, the Company issued 30,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $10,500. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $10,500, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 13, 2008, the Company issued 285,715 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $100,000. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $100,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 13, 2008, the Company issued 28,600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of $10,010. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $10,010, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 16, 2008, the Company issued 45,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $15,750. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $15,750, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 18, 2008, the Company issued 27,450 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $8,235. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $8,235, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On June 18, 2008 the Company issued 46, 600 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.45 per share, for consideration consisting of services amounting to $46,600. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The Units were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

On June 18, 2008, the Company issued 90,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $31,500. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to September 3, 2008 at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $31,500, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On July 14, 2008 the Company issued 11,667 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $3,500. The offer and sale of the Units was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to six months from issuance at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $3,500, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

(b)

Material Modification to Rights of Security Holders.

On July 2, 2008   Bio Matrix Scientific Group, Inc. (“Company”) filed a CERTIFICATE OF DESIGNATION OF PREFERENCES, RIGHTS AND LIMITATIONS OF SERIES AA PREFERRED STOCK (“Certificate of Designations”) with the Delaware Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series AA Preferred Stock” (hereinafter referred to as “Series AA Preferred Stock”).

The Board of Directors of the Company have authorized 100,000 shares of the Series AA Preferred Stock. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,0000). Except as otherwise required by law, holders of Common Stock, other series of Preferred issued by the Corporation,  and Series AA Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

On July 3, 2008, the Company issued 4,852 shares of Series AA Preferred Stock (“AA Stock”) to David R. Koos, the Company’s Chairman, President and CEO pursuant to the following terms and conditions:

A)        In the event that Koos voluntarily resigns as either President or CEO of the Company prior to July 3, 2018 the AA Stock shall be returned to the Company.

B)        In the event of the death of Koos prior to July 3, 2018 the AA Stock shall be returned to the Company.

C)        Upon the expiration of a continuous period of two hundred forty (240) calendar days during which Koos is unable to perform his material duties as President or CEO due to physical or mental incapacity the AA Stock shall be returned to the Company.

D)        Upon Koos’ conviction in a court of competent jurisdiction for a felony or any crime involving fraud or misrepresentation the AA Stock shall be returned to the Company.

The AA Stock issued to Koos are currently the only shares of Series AA Preferred Stock outstanding.

The issuance of the AA Stock, with disproportionately high voting rights generally, will adversely affect the voting power of holders of common stock and other currently outstanding series of preferred stock of the Company.

To the extent that the AA Stock may have anti-takeover effects, the Company believes that concentrating such voting power with the Chairman of the Company will encourage persons seeking to acquire the Company to negotiate directly with the Board of Directors enabling the Board of Directors to consider the proposed transaction in a manner that best serves the stockholders’ interests.

The description of the Certificate of Designations is qualified in its entirety by reference to the full text of the Certificate of Designations, which is attached to the Company’s Current report on Form 8-k dated July 3, 2008 as Exhibit 3(i) and incorporated herein by reference.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS
31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

3(i)	Certificate of Designations (incorporated by reference Filed as Exhibit 3(i) of our Form 8K dated July 3, 2008.

10	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. dated July 3, 2008(incorporated by reference Filed as Exhibit 10 of our Form 8K dated July 3, 2008.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio- Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: August 5, 2008