Form 10KSB
period 2008-09-30
Bio-Matrix Scientific Group, Inc.
filed 2008-12-19
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2008
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

The issuer had no revenues for the year ended September 30, 2008.

Aggregate market value of the voting common stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Over-the-Counter on   December 9, 2008  was $ 5,124,019. The voting common stock held by non-affiliates on that date consisted of  19,707,764 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of December 09, 2008:
Common Stock: 26,102,993
Preferred Stock: 5,668,547
Series AA Preferred Stock: 4,852

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

November 2006 - Construction and installation of new Stem Cell Class 10,000 Processing Laboratory has been completed.

May 2007 - entered into a Contract with Validation Systems Inc. for assistance in securing a required  State of California License from the State of California

September 2007 - Completed Quality Systems Procedures Manual required for State of California licensing and FDA registration.

October 2007 - Completed Quality Systems Policies Protocols Manual required for State of California licensing and FDA registration.

November 1, 2007 - Granted a Biologics license (“License”) from the Department of Health Services of the State of California.

Nov. 7th, 2007 - Dr. Joao L. Ascensao, M.D., Ph.D., F.A.C.P. began his  service as our Medical Director

Dec. 20th , 2007 - filed our registration with the Food and Drug Administration pursuant to 21CFR Parts 207, 807, and 1271 – “Establishment Registration and Listing for Human Cells, Tissues, and Cellular and Tissue-Based Products”

Medical Devices:

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

H. Tissue Transfer Cannula and Connectors - This international utility patent application was filed in conjunction with the utility patent application mentioned in Item G

On August 11, 2008,  we entered into a Letter of Intent (“LOI”) with Cord Blood America, Inc (“CBAI”) regarding contemplated transactions consisting of the following services to be provided by us to CBAI for consideration acceptable to us:

(a) Cryogenic storage of Cord Blood specimens newly acquired by CBAI

(b) Processing of Cord Blood specimens

The transactions contemplated by the LOI are subject to the execution of one or more definitive agreements and the provisions of the LOI are non binding on both parties with the exception of provisions regarding termination of duties to negotiate in good faith, non disclosure of confidential information, disclaimer of liabilities and choice of governing law and venue. While we are still in discussion with CBAI regarding the transactions contemplated by the LOI, no assurance can be given that definitive agreements, as described above, will be executed.

On October 23, 2008 The Regents of the University of California (“Regents”)  and  Entest Biomedical, Inc. (“Licensee”) ., a wholly owned subsidiary of  us., executed an  Exclusive License Agreement (“ELA”) .

Pursuant to the ELA and subject to the limitations set forth in the ELA, The Regents  granted to Licensee an exclusive license (the "License") under The Regents’ interest in Provisional Patent Application No. 61/030,316 entitled “SCREENING TEST FOR GESTATIONAL DIABETES MELLITUS” filed 02/21/2008 (UCLA Case No. 2007-523-1) (“Regents Patent Rights”) in jurisdictions where Regents' Patent Rights exist, to make, have made, use, sell, offer for sale and import Licensed Products (as “Licensed Products” is defined in the ELA) and to practice Licensed Methods (as “Licensed Methods” is defined in the ELA) in all fields of use to the extent permitted by law.

"Licensed Product", as defined in the ELA,  means any article, composition, apparatus, substance, chemical, or any other material covered by Regents' Patent Rights or whose manufacture, use or sale would, absent the license granted under the ELA, constitute an infringement, inducement of infringement, or contributory infringement, of any claim within Regents' Patent Rights, or any service, article, composition, apparatus, chemical, substance, or any other material made, used, or sold by or utilizing or practicing a Licensed Method.

"Licensed Method", as defined in the ELA, means any process, service, or method which is covered by Regents' Patent Rights or whose use or practice would, absent the license granted under the ELA, constitute an infringement, inducement of infringement, or contributory infringement, of any claim within Regents' Patent Rights.

Pursuant to the ELA, Licensee shall be obligated to pay to The Regents for sales by Licensee and sublicensees:

(i) an earned royalty of Six percent (6%) of Net Sales of Licensed Products or Licensed Methods.

(ii) a minimum annual royalty of Fifty thousand dollars ($50,000) for the life of Regents' Patent Rights, beginning one year after the first commercial sale of Licensed Product.  The minimum annual royalty will be credited against the earned royalty due and owing for the calendar year in which the minimum payment was made.

(iii) pay to The Regents a license maintenance fee of Five thousand dollars ($5,000) beginning on the one-year anniversary date of the effective date of the ELA and continuing annually on each anniversary date of the Effective Date.  The maintenance fee will not be due and payable on any anniversary date of the effective date if on that date Licensee is commercially selling a Licensed Product and paying an earned royalty to The Regents on the sales of that Licensed Product.

Pursuant to the ELA, the Licensee is also obligated to:

(a) diligently proceed with the development, manufacture and sale ("Commercialization") of Licensed Products and must earnestly and diligently endeavor to market them within a reasonable time after execution of the ELA and in quantities sufficient to meet the market demands for them.

(b) endeavor to obtain all necessary governmental approvals for the Commercialization of Licensed Products.

Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the ELA, the ELA remains in effect for the life of the last-to-expire patent or last to be abandoned patent application in Regents' Patent Rights, whichever is later.

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

Biohazardous waste (human tissue, blood and other body fluids) will be disposed of according to laws of the State of California. State licensed contractors will be used. The cost of biohazardous waste disposal is proportional to the weight of biohazardous material generated in a facility. It is estimated that in the start-up phase of our planned operations that the cost attributable to disposal of biohazardous waste will be approximately $1000 per month. No other waste material, such as chemical or radioactive waste will be generated at our planned facility.

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

RESEARCH AND DEVELOPMENT

During the twelve months ended September 30, 2008, we expended $ 185,990 on research and development.  During the twelve months ended September 30, 2007, we expended $ 135,387 on research and development.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of December 9 2008 we have 7 total employees who are full time employees.

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

November 2006 - Construction and installation of new Stem Cell Class 10,000 Processing Laboratory has been completed

January to April 2007

We purchased the following equipment:
●	2 ea 8 ft Laminar Flow Hoods

●	Labgard Laminar Flow Hood 8 ft

●	Isotemp Laboratory Refrigerator

●	Jaun Freezer 80

●	Centrifuge 5417 C

●	Beckman Allegra GR Centrifuge

●	Baxter Incubator

●	Jouan Floor Centrifuge

●	EIO Microscope

●	Mettler Toledo PR 5002 Scale

●	Biohazard Dry Keeper

●	Bigger Bill Thermolyne

●	Isotemp 220 Bath

●	2128 Fraction Collector

●	10 ea - Lab Chairs

May to August 2007

●	A K-Series LN2 Storage Tank was installed in our Cryo Contaminate Lab

●	A Centrifuge was installed in Class 10,000 Clean Room

●	A Contract signed with Pegasus Building Services for Lab Cleaning Services

September to December 2007

Stainless Steel Lab Tables were installed in Main Cryo Lab:

●	A Cryo 300 LN2 Storage System installed in Main Cryo Lab

●	A CryoPlus 1 LN2 Storage System installed in Main Lab

●	2 ea Dry Shippers with shipping cases were received for Cryo Labs

●	2 ea Oxygen Deficiency Monitors were Received

●	A Computer system with software for Cryo lab received

●	A Temperature & Humidity Data Logger was ordered on November 14

●	A CBS Controlled Rate Freezer was ordered on November 26

Between January 1, 2008 and February 29, 2008 the following equipment has been acquired and installed:

●	CBS Series 2100 Controlled Rate Freezer (Received January 23rd, 2008)

●	Cell Dyn 1800 (Received February 7th, 2008)

●	4' Laminar Air Workstation received Flow Hood received (received February 19th, 2008)

●	3 Color FACSCablibur (installation set-up and Calibration completed by February 20th, 2008)

●	Oxygen Deficiency Monitors installed (with calibration) in the Company’s two Cryogenic Labs (February 20th, 2008)

●	Lab shipping and receiving computer with software installed (February 21st, 2008)

●	Cryogenic lab/office computer system installed (February 21st, 2008)

We acquired substantially all laboratory equipment which we believe would be required in order that we may be granted a Tissue Bank License by Department of Health Services of the State of California.

ITEM 3 - LEGAL PROCEEDINGS

On October 7, 2008, a  Complaint  (“Complaint”)  was filed  in the District Court of Clark County Nevada against the Company,  the Company’s Chairman, and  BMXP (currently named Freedom Environmental Services, Inc.) (collectively “Defendants”) by Princeton Research, Inc. (“Princeton”) seeking to recover unspecified General damages in excess of $10,000, unspecified specific damages, an order from the court declaring that the defendants fraudulently conveyed assets from BMXP to the Company, attorney’s fees and cost of suit based on allegations that the sale of BMSG to the Company as well as the name change and cessation of operations of BMXP constitute a breach of contract by , fraudulent conveyance by,  and unjust enrichment of the Defendants. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Shares

Our common stock is traded on the OTCBB under the symbol "BMSN". Prior to September 5, 2006 our Common Stock traded under the symbol "THII". Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years as reported by Commodity Systems Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

October 1, 2006 to September 30, 2007	High	Low
First Quarter	2.00	.36
Second Quarter	.80	.50
Third Quarter	1.20	.50
Fourth Quarter	.18	.69
October 1, 2007 to September 30, 2008
First Quarter	.40	.10
Second Quarter	.63	.11
Third Quarter	1.29	.35
Fourth Quarter	1.02	.20

Holders

As of December, 2008 there were approximately 435 holders of our Common Stock

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2008. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Equity Securities

(a)	Common Stock

On July 3, 2008 we issued 905,000 shares of common stock to consultants for services rendered valued at $769,250.

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

Between July 30 and August 30, 2008 we issued 85,087 of common stock to holders our Convertible Debentures in satisfaction of $21,272 of accrued interest.
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

On September 3, 2008 we issued 50,000 shares of common stock to a consultant for services rendered valued at $50,000.

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

Preferred Stock

On July 30, 2008 we issued 90,000 shares of Preferred Stock to a Warrant holder pursuant the exercise of his warrant for consideration consisting of $18,000.
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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

As of September 30, 2008, we had $8,410 cash on hand, $550,000 of securities available for sale and current liabilities of $435,754 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, and Accrued Interest.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, we plan to fund our financial needs through operating revenues (which cannot be assured) and, if required, through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to us or at all.) We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan.  We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

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

We do not, at this time, plan any additional research and development on our line of medical instruments. We are currently anticipating the granting of utility patents covering our line of medical instruments, the granting of which cannot be assured. Upon, and dependent upon, the granting of these utility patents we anticipate sourcing a manufacturing facility to produce our line of medical instruments.

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

We have not undertaken any efforts to recruit any persons to fill any of the positions shown above.  We may face protracted difficulties in recruiting individuals with sufficient experience and skills needed to fill these positions and we cannot assure  that we  will be successful in obtaining the necessary persons at the compensations levels shown above or that we will not incur significant additional expenses to attract, relocate, and retain any persons that we recruit.

These time frames and our objectives are subject to change as we review and re-evaluate market conditions and opportunities.

ITEM 7 - FINANCIAL STATEMENTS
MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bio-Matrix Scientific Group, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Bio-Matrix Scientific Group, Inc. and Subsidiaries (A Development Stage Company) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2008 and since inception on August 2, 2005 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group, Inc. and Subsidiaries (A Development Stage Company) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008 and since inception on August 2, 2005 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $7,186,765 during the period from inception August 2, 2005 through September 30, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
December 8, 2008

6490 West Desert Inn Road, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

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

/s/ Chang G. Park__

CHANG G. PARK, CPA

December 19, 2007

San Diego, CA. 91910

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
as of
September 30, 2008

ASSETS

CURRENT ASSETS
Cash	$8,410
Securities Available for sale	550,000
Pre-paid Expenses	49,258

Total Current Assets	607,668

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,868

Other Assets	21,307

TOTAL ASSETS	$1,167,843

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$89,974
Notes Payable	111,459
Accrued Payroll	150,000
Accrued Payroll taxes	29,998
Accrued Interest	24,323
Accrued expenses	30,000

Total Current Liabilities	435,754

LONG TERM LIABILITIES
Convertible Note	503,400
Note to Affiliated Party	500,000

TOTAL LIABILITIES	1,439,154

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value
20,000,000 shares authorized; 5,668,547	567
issued and outstanding as of September 30, 2008)
Series AA Preferred Stock ($0.0001 par value)
100,000 shares authorized, 4852 issued and outstanding
as of September 30, 2008
Common Stock, ($.0001 par value
80,000,000 shares authorized; 24,870,869
shares issued and outstanding as of September 30, 2008	2,488
Additional paid in Capital	7,631,648
Accumulated Other Comprehensive Income	50,000
Deficit accumulated during the development stage	(7,956,014)

Total Stockholders' Equity (Deficit)	$(271,311)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$1,167,843

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES (A Development Stage Company) Consolidated Statements of Operations

	Year Ended September 30, 2008	Year Ended September 30, 2007	From Inception (August 2, 2005) through September 30, 2008

REVENUES
Sales	$-	$-	$-

Total Revenues	-	-	-

COSTS AND EXPENSES
Research and Development	185,990	261,077	657,907
General and administrative	958,882	1,131,756	3,415,204
Depreciation and amortization	453	1,333	2,668
Consulting and professional fees	1,875,666	1,035,177	3,758,532
Impairment of goodwill & intangibles			34,688

Total Costs and Expenses	3,020,991	2,429,343	7,868,999

OPERATING LOSS	(3,020,991)	(2,429,343)	(7,868,999)

OTHER INCOME & (EXPENSES)

Interest Expense	(61,183)	(23,636)	(87,348)
Interest Income		306	306
Other income	100		100
Other Expense		(74)	(74)

Total Other Income & (Expenses)	(61,083)	(23,404)	(87,016)

NET INCOME (LOSS)	$(3,082,074)	$(2,452,747)	$(7,956,015)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.12)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	25,184,099	18,397,245

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
From August 2, 2005 through September 30, 2008

Series AA							Additional		Accumulated
Preferred			Preferred		Common		Paid-in	Retained	Other
Shares		Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Comprehensive	Total
									Income (Loss)

Shares issued to parent					25,000	35,921	0			35,921
Net Loss August 2, 2005										0
through September 30, 2005								(1,000)		(1,000)
Balance September 30, 2005					25,000	35,921	0	(1,000)		34,921

Net Loss October 1, 2005										0
through December 31, 2005								(366,945)		(366,945)
Balance December 31, 2005					25,000	35,921	0	(367,945)		(332,024)

Recapitalization					9,975,000	(34,921)	34,921			0
Stock issued Tasco merger					2,780,000	278	(278)			0
Stock issued for services					305,000	31	759,719			759,750
Stock issued for Compensation					300,000	30	584,970			585,000
Net Loss January 1, 2006
through September 30, 2006								(2,053,249)		(2,053,249)
Balance September 30, 2006					13,385,000	1,339	1,379,332	(2,421,194)		(1,040,523)

Stock issued for services					100,184	10	112,524			112,534
Stock issued for Compensation					153,700	15	101,465			101,480
Stock issued in exchange for canceling debt					2,854,505	284	1,446,120			1,446,404
Net Loss October 1, 2006
through December 31, 2006								(466,179)		(466,179)
Balance December 31, 2006					16,493,389	1,649	3,039,441	(2,887,373)		153,717

Stock issued for cash					500,000	50	124,950			125,000
Stock issued for services					359,310	36	235,042			235,078
Stock issued for Compensation					143,920	14	88,400			88,414
Stock issued in exchange for canceling debt					500,000	50	124,950			125,000
Net Loss January 1, 2007
through March 31, 2007								(515,624)		(515,624)
Balance March 31, 2007					17,996,619	1,800	3,612,783	(3,402,997)		211,585

Stock issued for cash					240,666	24	60,142			60,166
Stock issued for services					406,129	41	222,889			222,930
Stock issued for Compensation					150,000	15	110,435			110,450
Stock issued in exchange for canceling debt					1,316,765	132	329,059			329,191
Net Loss April 1, 2007
through June 30, 2007								(718,955)		(718,955)
Balance June 30, 2007					20,110,179	2,011	4,335,308	(4,121,952)		215,367

Stock issued for cash					1,200,000	120	299,880			300,000
Stock issued for services					1,253,000	125	404,125			404,250
Stock issued for Compensation					100,000	10	24,990			25,000
Stock issued in exchange for canceling debt					566,217	57	143,940			143,997
Net Loss July 1, 2007
through September 30, 2007								(751,989)		(751,989)
Balance September 30, 2007					23,229,396	2,323	5,208,244	(4,873,941)		336,626
Stock issued for Cash
Stock issued for services					191,427	19	62,108			62,127
Net Loss October 1, 2007
through December 31, 2007								(405,812)		(405,812)
Balance December 31, 2007					23,420,823	2,342	5,270,352	(5,279,753)		(7,059)
Stock issued for cash			575,000	57			114,942			114,999
Stock issued for services			340,000	35	146,705	15	106,651			106,701
Net Loss January 1, 2008
through March 31, 2008								(417,325)		(417,325)
Balance March 31, 2008			915,000	92	23,567,528	2,357	5,491,945	(5,697,078)		(202,684)
Stock issued for cash			2,154,850	215			672,172			672,387
Stock issued for services			1,421,725	142	232,000	23	613,439			613,604
Stock issued for accrued interest					31,245	3	17,293			17,296
Stock issued as dividend			1,075,087	108			(108)			0
Net Loss April 1, 2008
to June 30, 2008								(1,063,446)		(1,063,446)
Balance June 30, 2008			5,566,662	557	23,830,773	2,383	6,794,741	(6,760,524)		37,158
Stock issued for cash			101,667	10			21,489			21,499
Stock issued for services					955,000	96	794,154			794,154
Series AA Preferred Stock issued to Officer	4,852
Stock issued for accrued interest					85,087	9	21,263			21,272
Stock issued due to rounding			218		9
Net Loss July 1, 2008
to September 30, 2008								(1,195,491)		(1,195,491)
Increase (Decrease) Accumulated Other Comprehensive Income (Loss)									50,000	50,000
Balance September 30, 2008	4,852		5,668,547	567	24,870,869	2,488	7,631,647	(7,956,015)	50,000	(271,408)

The following Notes are an integral part of these Financial Statements

Bio Matrix Scientific Group, Inc. and Subsidiaries (A Development Stage Company) Consolidated Statements of Cash Flows

			From August 2, 2005
			(inception)
	Year Ended	Year Ended	through
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(3,082,074)	$(2,452,747)	$(7,956,015)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	453	1,333	2,667
Stock issued for compensation to employees		325,344	910,342
Stock issued for services rendered by consultants	1,576,673	974,792	3,311,214
Stock issued for interest	38,576		38,568
Changes in operating assets and liabilities:
(Increase) decrease in receivables	0		0
(Increase) decrease in prepaid expenses	(37,960)	8,909	(49,258)
Increase (Decrease) in Accounts Payable	80,959	(82,064)	89,974
Increase (Decrease) in Accrued Expenses	189,282	57,155	264,268

Net Cash Provided by (Used in) Operating Activities	(1,234,091)	(1,167,278)	(3,388,240)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) Decrease in Deposits	1,785	6,035	(21,307)
Purchases of fixed assets	(173,998)	(26,100)	(541,536)
Additions to Securities Available for Sale	(500,000)		(500,000)

Net Cash Provided by (Used in) Investing Activities	(672,213)	(20,065)	(1,062,843)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash	282		282
Common stock issued for cash		194	1,472
Additional paid in Capital	808,603	484,972	1,328,218
Principal borrowings on notes and Convertible Debentures	69,851	712,112	930,915
Convertible notes	503,400		503,400
Increase (Decrease) in Bank Overdraft	(11,534)	11,534	0
Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affiliated party	500,000		500,000

Net Cash Provided by (Used in) Financing Activities	1,870,602	1,208,812	4,459,483

Net Increase (Decrease) in Cash	(35,702)	21,469	8,400

Cash at Beginning of Period	44,110	22,641	0

Cash at End of Period	$8,410	$44,110	$8,410

Supplemental Cash Flow Disclosures:
			From August 2, 2005
Stock issued to cancel debt		2,044,592	2,044,592
Preferred stock issued for stock dividend	108		108
Accumulated Other Comprehensive income (Loss)	50,000		50,000
Total	50,108	2,044,592	2,094,700

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2008

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30, year-end.

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

E. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are composed of available-for-sale securities. The Company’s investments are categorized as available-for-sale and recorded at estimated fair value, based on quoted market prices, or financial models if quoted market prices are unavailable.  Increases and decreases in fair value are recorded as unrealized gains and losses in Other Comprehensive Income.  Realized gains and losses and declines in fair value judged to be other-than-temporary are included in the Consolidated Statement of Operations as a Gain/(loss) on sale of investment.

As of September 30, 2008 Available for sale securities consisted of 1,000,000 common shares of Freedom Environmental Services, Inc. This asset is classified as current in that  (a)  it is freely tradable stock absent of any restrictions on sale  and (b) it is the current intention that this investment may be liquidated at any time, in whole or in part, at the Company’s option. The  Note issued by the Company to purchase the asset  is classified as long term in that it is not due and payable until November 29, 2009 over one year from issuance

F. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Expenditures that enhance the value of property and equipment are capitalized.

The Company has depreciated property and equipment by the straight-line method over the useful life.

G. INCOME TAXES

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2008 consists of the following:

Acquisition cost:	Estimate useful life (year)
Production Equipment	3 to 5	$	US	241,884
Production Clean room	10			78,264
Leasehold improvement	10			197,934
Office equipment	3 to 5			7,250
Computer	3			16,204

Subtotal				541,536
Less accumulated depreciation				(2,668)
Total		$	US	538,868

Depreciation expenses were $453 and $1333 for the year ended September 30, 2008 and September 30, 2007, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences.

NOTE 4. INVESTMENTS

Investments are composed of available-for-sale  equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115.  At September 30, 2008 our investment portfolio consisted of 1,000,000 common shares of Freedom Environmental Services, Inc. Increases and decreases in fair value are recorded as unrealized gains and losses in Other Comprehensive Income.  Realized gains and losses and declines in fair value judged to be other-than-temporary are included in the Consolidated Statement of Operations as a Gain/(loss) on sale of investment. The Company did not possess a portfolio of securities  during the 2007 fiscal year.

As of September 30,  2008 Securities Available for Sale consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate securities	500,000	50,000	0	550,000

Total marketable securities	$500,000	$50,000	$0	$550,000

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

On June 18, 2008, the Company issued 90,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.30 per share, for consideration consisting of $31,500. These warrants were subsequently exercised in full.

On July 14, 2008 the Company issued 11,667 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.35 per share, for consideration consisting of $3,500.

Summary of the Company's warrants as of September 30, 2008 and 2007 and changes during the periods is as follows:

	Fiscal Year
	2008			2007
			Weighted Average		Weighted Average
	Warrants		Exercise Price	Warrants	Exercise Price
	Preferred Stock			(Common)
Outstanding at Beginning of Period	0		0.3	200,000	4.5
Granted	2,675,741		0.33	0	0
Exercised	-565,000		0.3
Expired Unexercised	-2,099,074		0.3	200,000	4.5
Outstanding at End of period	11,667		0.35	0	0

The following table summarizes information regarding Preferred stock purchase warrants outstanding at September 30, 2008

	Exercise Price	Number Outstanding	Weighted Average Remaining Contract Life (Days)

	0.35	11,667	14
Total outstanding as of September 30, 2008		11,667	14

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $7,956,015 during the period from August 2, 2005 (inception) through September 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of June 30 , 2008

Deferred tax assets:
Net operating tax carry forwards	$2,798,120
Other	-0-
Gross deferred tax assets	2,798,120
Valuation allowance	(2,798,120)

Net deferred tax assets	$-0-

As of  September  30, 2008 the Company has a  Deferred Tax Asset of  $2,456,630 completely attributable to net operating loss carry forwards  of approximately $7,994,631 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and

(b) $7, 956,015 attributable to BMSG.

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

The Company is currently indebted in the aggregate amount of $77,940 to Bombardier Pacific Ventures. These amounts are  callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

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

The AA Stock issued to Koos are the only shares of Series AA Preferred Stock outstanding as of July 15, 2008.

On September 29, 2008, the Company purchased 1,000,000 of the common shares of Freedom Environmental Services, Inc. (“FESI shares”)  from Bombardier Pacific Ventures, Inc. (“Bombardier”) , a company controlled by David Koos , our Chairman and CEO,  for consideration consisting of a Promissory Note (“Note”) in the principal amount of $500,000 issued by BMSN to Bombardier.

Pursuant to the terms and conditions of the Note, the entire principal amount of $500,000 together with accrued simple interest of 10% per annum, is due and payable to Bombardier on November 29, 2009.

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

On June 18, 2008 the Company issued 31,245 shares of common stock to holders of the Company’s Convertible Debentures in satisfaction of $17,296 of accrued interest.

On July 3, 2008 the Company issued 905,000 shares of common stock to consultants for services rendered valued at $769,250.

Between July 30 and August 30 , 2008 the Company issued 85,087 of common stock to holders of the Company’s Convertible Debentures in satisfaction of $21,272 of accrued interest.

On September 3, 2008 the Company issued 50,000 shares of common stock to a consultant for services rendered valued at $50,000.

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

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
5,568,329 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding

● Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 23,965,860 shares issued and outstanding.

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

As of September 30, 2008 -- 1,494,342 shares have been issued pursuant to the Plan

	Number of
	Shares
As of September 30, 2008

Granted	1,494,342	*
Remaining shares available for issuance under the Plan as of September 30, 2008.	5,658

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

As of September  30, 2008, 1,500,000 shares have been issued pursuant to the Plan
Number of
Shares
As of September 30, 2008:

Granted	1.500,000

Remaining shares available for issuance under the Plan as of September 30, 2008	0

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

NOTE 17. SUBSEQUENT EVENTS

On October 7, 2008,  a  Complaint  (“Complaint”)  was filed  in the District Court of Clark County Nevada against the Company,  the Company’s Chairman, and  BMXP (currently named Freedom Environmental Services, Inc.) (collectively “Defendants”) by Princeton Research, Inc. (“Princeton”) seeking to recover unspecified General damages in excess of $10,000, unspecified specific damages, an order from the court declaring that the defendants fraudulently conveyed assets from BMXP to the Company, attorney’s fees and cost of suit based on allegations that the sale of BMSG to the Company as well as the name change and cessation of operations of BMXP constitute a breach of contract by , fraudulent conveyance by,  and unjust enrichment of the Defendants. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

On October 23, 2008 The Regents of the University of California (“Regents”)  and  Entest Biomedical, Inc. (“Licensee”) ., a wholly owned subsidiary of the Company  executed an  Exclusive License Agreement (“ELA”) .

Pursuant to the ELA and subject to the limitations set forth in the ELA, The Regents  granted to Licensee an exclusive license (the "License") under The Regents’ interest in Provisional Patent Application No. 61/030,316 entitled “SCREENING TEST FOR GESTATIONAL DIABETES MELLITUS” filed 02/21/2008 (UCLA Case No. 2007-523-1) (“Regents Patent Rights”) in jurisdictions where Regents' Patent Rights exist, to make, have made, use, sell, offer for sale and import Licensed Products (as “Licensed Products” is defined in the ELA) and to practice Licensed Methods (as “Licensed Methods” is defined in the ELA) in all fields of use to the extent permitted by law.

"Licensed Product", as defined in the ELA,  means any article, composition, apparatus, substance, chemical, or any other material covered by Regents' Patent Rights or whose manufacture, use or sale would, absent the license granted under the ELA, constitute an infringement, inducement of infringement, or contributory infringement, of any claim within Regents' Patent Rights, or any service, article, composition, apparatus, chemical, substance, or any other material made, used, or sold by or utilizing or practicing a Licensed Method.

"Licensed Method", as defined in the ELA, means any process, service, or method which is covered by Regents' Patent Rights or whose use or practice would, absent the license granted under the ELA, constitute an infringement, inducement of infringement, or contributory infringement, of any claim within Regents' Patent Rights.

Pursuant to the ELA, Licensee shall be obligated to pay to The Regents for sales by Licensee and sublicensees :

(i) an earned royalty of Six percent (6%) of Net Sales of Licensed Products or Licensed Methods.

(ii) a minimum annual royalty of Fifty thousand dollars ($50,000) for the life of Regents' Patent Rights, beginning one year after the first commercial sale of Licensed Product.  The minimum annual royalty will be credited against the earned royalty due and owing for the calendar year in which the minimum payment was made.

(iii) pay to The Regents a license maintenance fee of Five thousand dollars ($5,000) beginning on the one-year anniversary date of the effective date of the ELA and continuing annually on each anniversary date of the Effective Date.  The maintenance fee will not be due and payable on any anniversary date of the effective date if on that date Licensee is commercially selling a Licensed Product and paying an earned royalty to The Regents on the sales of that Licensed Product.

Pursuant to the ELA, the Licensee is also obligated to:

(a) diligently proceed with the development, manufacture and sale ("Commercialization") of Licensed Products and must earnestly and diligently endeavor to market them within a reasonable time after execution of the ELA and in quantities sufficient to meet the market demands for them.

(b) endeavor to obtain all necessary governmental approvals for the Commercialization of Licensed Products.

Unless otherwise terminated by operation of law or by acts of the parties in accordance with the terms of the ELA, the ELA remains in effect for the life of the last-to-expire patent or last to be abandoned patent application in Regents' Patent Rights, whichever is later.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 20, 2008, we dismissed the firm of Chang G. Park, CPA (“Park”) as the Company’s independent registered public accounting firm. The decision to dismiss Park was recommended and approved by our board of directors.

Park’s report of our financial statements for the fiscal year ended September 30, 2007 did not contain any adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles with the exception of an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

Park’s report of our financial statements for the fiscal year ended September 30, 2006 did not contain any adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles with the exception of an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

During the most recent fiscal years ended September 30, 2007 and 2006 and through any subsequent interim period preceding Park’s dismissal as our independent accountant on October 20, 2008 there were no disagreements with Park on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

None of the following events occurred within our two most recent fiscal years and the subsequent interim period preceding Park’s dismissal:

a.

Park advised us that the internal controls necessary for us to develop reliable financial statements do not exist;

b.

Park advised us that information has come to Park’s attention that has led it to no longer be able to rely on management’s representations, or that has made it unwilling to be associated with the financial statements prepared by management;

c.

(1) Park advised us of the need to expand significantly the scope of its audit, or that information has come to Park’s attention during such time period that if further investigated may:

i.

Materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or

Cause it to be unwilling to rely on management’s representations or be associated with the Company’s financial statements, and

(2) Due to Park’s dismissal or for any other reason, Park did not so expand the scope of its audit or conduct such further investigation; or

d.

(1) Park advised us that information has come to Park’s attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Park’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and

(2) Due to Park's dismissal, or for any other reason, the issue has not been resolved to Park's satisfaction prior to its dismissal.

 (b) On October 20, 2008, our Board of Directors approved the engagement of Moore & Associates, Chartered (“Moore”), as our independent auditor and independent registered public accounting firm. On October, 20, 2008 we engaged Moore as our independent auditor and independent registered public accounting firm.  Until the appointment by our Board of Directors, there was no prior relationship between us and Moore.

ITEM 8A - CONTROLS AND PROCEDURES

Based on his evaluation as of September 30, 2008,, our principal executive officer and principal financial officer, David Koos, has concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B - OTHER INFORMATION

Not Applicable

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and executive officers

The following table sets forth certain information regarding the current Directors and Executive Officers of the Company as of December 15, 2008. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

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

Ph.D. - Sociology (Economic Sociology - September 2003)
Atlantic International University
Non-Accredited University

MA - Sociology (Economic Sociology - June 1983)
University of California - Riverside, California
Fully Accredited

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006 (Secretary) to Present

Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer	Frezer Inc.	May 2, 2005 to February 2007

Chairman, Chief Executive Officer, Secretary & Acting Chief Financial Officer	BMXP Holdings, Inc. BMSG	December 6, 2004 to Present

Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present

Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present

Member of the Board of Directors, Chief Financial Officer & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003

Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to Present (Previously employed: November, 2000 to May, 2002)

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

Education:

Ph.D. - Immunology (1973)
University of Glasgow
Glasgow, Scotland

B.Sc. - Microbiology (1970)
University of Glasgow
Glasgow, Scotland

Five Year Employment History:
Position:	Company Name:	Employment Dates:

Chief Scientific Advisor	Bio-Matrix Scientific Group, Inc.	August 9, 2006 to present

President	Frezer Inc., San Diego , CA	May 2, 2005 to present

President	BMXP Holdings, Inc., San Diego, CA	March, 2005 to present

Consultant in Biotechnology	Self employed, Tarpon Springs FL	July, 2004 to March, 2005

Laboratory and Scientific Director	Cryo-Cell International Inc, Clearwater, FL	April, 1999 to June, 2004

Publications co- authored by Dr. O'Neill primarily focused on stem cell biology

1. Kagan, W. A.; O'Neill, G. J.; Incefy, G. S.; Goldstein, G.; Good, R. A.: Induction  of human granulocyte differentiation in vitro by ubiquitin and thymopoietin. Blood 50:275, 1977
2. O'Neill GJ, Yang SY, DuPont B: Two HLA-linked loci controlling human complement C4. Proc. Natl. Acad Sci. USA 75:5165, 1978
3. Maharaj D, Lewis-Ximenez, Riley R, Gomez O, and O’Neill GJ: Serum G-CSF levels in patients undergoing G-CSF/chemotherapy mobilized peripheral stem cell harvest. Blood 84:1380, 1994

All journals which have published  articles authored or co- authored by Dr.O'Neill.

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
8885 REHCO RD. SAN DIEGO CA 92121.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) Beneficial Ownership Compliance.
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a)reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2008, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

BMXP Holdings Shareholder Business Trust, a beneficial owner of over 10% of our shares outstanding, filed one late Form 4

Brian Pockett, an Officer and Director , filed 1 late Form 4

David Raymond Koos , an Officer Director and beneficial owner of over 10% of our shares outstanding, filed one late Form 4

10 - EXECUTIVE COMPENSATION
The following table sets forth information relating to the annual and long-term compensation for the fiscal year ended September 30, 2008:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (d)	Total ($)
Dr. David Koos Chairman, CEO and President	October 1, 2007 to September 30, 2007	$7500*						$5576	$13,076
Mr. Brian Pockett Vice President, COO and Director	October 1, 2006 to September 30, 2008	$86,200						$15,870	$102,070

The following table sets forth information relating to the annual and long-term compensation for the fiscal year ended September 30, 2007:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (d)	Total ($)
Dr. David Koos Chairman, CEO and President	October 1, 2006 to September 30, 2007	$10,000**	$8,000	$197,600				$4,446	$220,046
Mr. Brian Pockett Vice President, COO and Director	October 1, 2006 to September 30, 2007	$49,000	$6,400	$76,550				$12,800	$144,750

Currently, neither of Dr. David Koos or Mr. Brian Pockett is party to an employment agreement with us.
* Does not include $150,000  in Accrued Compensation outstanding as of September 30, 2008
** Does not include $12,000 in Accrued Compensation outstanding as of September 30, 2007.
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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the close of business on December 9, 2008, concerning shares of our common stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD. SAN DIEGO CA 92121	4,585,227	17%
Common	Brian Pockett C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD. SAN DIEGO CA 92121	1,810,003	7%
Common	BMXP Holdings Shareholder Business Trust 1010 University Ave #40, San Diego, CA 92103	250,240
Common	All Officers and Directors As a Group(a)(b)(c)	6,395,230	24%

(a)
Includes 250,240 Common Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and AFN Trust for which David Koos serves as Trustee. (c) Combined holdings of BMXP Shareholder Business Trust, David Koos’ direct holdings and Brian Pockett’s direct holdings.

The following table sets forth information as of the close of business on December 9, 2008, concerning shares of our preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD. SAN DIEGO CA 92121	524,073	9%
Preferred	Brian Pockett C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD. SAN DIEGO CA 92121	6,723	*Less than 1%
Preferred	BMXP Holdings Shareholder Business Trust 1010 University Ave #40, San Diego, CA 92103	458,503	8%
Preferred	All Officers and Directors As a Group(c)	530,776	9%

(a)
Includes 458,503 Preferred  Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  (c) Combined holdings of BMXP Shareholder Business Trust, David Koos’ direct holdings and Brian Pockett’s direct holdings.

The following table sets forth information as of the close of business on December 9, 2008, concerning shares of our Series AA  preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD. SAN DIEGO CA 92121	4,852	100%
Series AA Preferred	All Officers and Directors As a Group	4,852	100%

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

As of September 30, 2008 we are  indebted in the aggregate amount of $77,940 to Bombardier Pacific Ventures pursuant to these borrowings. These amounts are  callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

On July 3, 2008, we issued 4,852 shares of Series AA Preferred Stock (“AA Stock”) to David R. Koos, our Chairman, President and CEO pursuant to the following terms and conditions:

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

The AA Stock issued to Koos are the only shares of Series AA Preferred Stock outstanding as of July 15, 2008.

On September 29, 2008, we purchased 1,000,000 of the common shares of Freedom Environmental Services, Inc. (“FESI shares”)  from Bombardier Pacific Ventures, Inc. for consideration consisting of a Promissory Note (“Note”) in the principal amount of $500,000 issued by us to Bombardier.

Pursuant to the terms and conditions of the Note, the entire principal amount of $500,000 together with accrued simple interest of 10% per annum, is due and payable to Bombardier on November 29, 2009.

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

Period beginning Oct 1, 2007 and ending September 30, 2008

Audit Fees
Audit Related Fees	$12,000
Tax Fees
All Other Fees

$12,000

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

Dated: 12/18/08