Form 10-Q
period 2008-12-31
Bio-Matrix Scientific Group, Inc.
filed 2009-02-03
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended December 31, 2008

Commission File Number 0-32201

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes  o No  x

There were 26,102,993 shares of Common Stock outstanding as of  December 31, 2008.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheet
	as of	as of
	December 31, 2008	September 30, 2008
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$13,796	$8,410
Securities Available for sale	10,000	550,000
Pre-paid Expenses	38,693	49,258

Total Current Assets	62,489	607,668

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,868	538,868

Other Assets	25,507	21,307

TOTAL ASSETS	$626,864	$1,167,843

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$123,335	$89,974
Notes Payable	336,809	111,459
Accrued Payroll	220,500	150,000
Accrued Payroll taxes	29,675	29,998
Accrued Interest	23,651	24,323
Accrued expenses	35,000	30,000
Current Portion of Convertible Note	143,400
Current Portion of Note to Affiliated party	1,000

Total Current Liabilities	913,370	435,754

LONG TERM LIABILITIES
Convertible Note (Less Current Portion)	360,000	503,400
Note to Affiliated Party (Less Curent Portion)		500,000

TOTAL LIABILITIES	1,273,370	1,439,154

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value)
20,000,000 shares authorized; 5,668,547 and 4,744,547	476	567
issued and outstanding as of September 30, 2008 and December 31, 2008
Series AA Preferred Stock ($0.001 par value)
100,000 shares authorized, 4852 issued and outstanding
as of September 30, 2008 and December 31, 2008
Common Stock, ($.0001 par value)
80,000,000 shares authorized; 24,870,869 and 26,102,993
shares issued and outstanding as of September 30, 2008 and December 31, 2008	2,610	2,488
Additional paid in Capital	7,686,148	7,631,648
Contributed Capital	499,000
Accumulated Other Comprehensive Income	(490,000)	50,000
Deficit accumulated during the development stage	(8,344,736)	(7,956,014)

Total Stockholders' Equity (Deficit)	$(646,502)	$(271,311)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$626,864	$1,167,843

The Accompanying Notes are an integral part of these Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations

			From Inception
	3 Months Ended	3 Months Ended	(August 2, 2005)
	December 31, 2008	December 31, 2007	through
			December 31, 2008
	(unaudited)	(unaudited)	(unaudited)

REVENUES
Sales	$-	$-	$-

Total Revenues	0	0	0

COSTS AND EXPENSES
Research and Development	43,628	34,307	701,535
General and administrative	257,204	225,275	3,672,408
Depreciation and amortization		334	2,668
Consulting and professional fees	62,300	142,237	3,820,832
Impairment of goodwill & intangibles			34,688

Total Costs and Expenses	363,132	402,153	8,232,131

OPERATING LOSS	(363,132)	(402,153)	(8,232,131)

OTHER INCOME & (EXPENSES)

Interest Expense	(25,590)	(3,659)	(112,938)
Interest Income			306
Other income			100
Other Expense			(74)

Total Other Income & (Expenses)	(25,590)	(3,659)	(112,606)

NET INCOME (LOSS)	$(388,722)	$(405,812)	$(8,344,737)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.015)	(0.02)

WEIGHTED AVERAGE NUMBER OF	25,257,809	23,335,098
COMMON SHARES OUTSTANDING

The Accompanying Notes are an integral part of these Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
From August 2, 2005 through December 31, 2008

	Series AA						Additional			Accumulated
	Preferred		Preferred		Common		Paid-in	Retained	Contributed	Other
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Comprehensive	Total
										Income (Loss)

Shares issued to parent					25,000	35,921	0				35,921
Net Loss August 2, 2005											0
through September 30, 2005								(1,000)			(1,000)
Balance September 30, 2005					25,000	35,921	0	(1,000)			34,921

Net Loss October 1, 2005											0
through December 31, 2005								(366,945)			(366,945)
Balance December 31, 2005					25,000	35,921	0	(367,945)			(332,024)

Recapitalization					9,975,000	(34,921)	34,921				0
Stock issued Tasco merger					2,780,000	278	(278)				0
Stock issued for services					305,000	31	759,719				759,750
Stock issued for Compensation					300,000	30	584,970				585,000
Net Loss January 1, 2006
through September 30, 2006								(2,053,249)			(2,053,249)
Balance September 30, 2006					13,385,000	1,339	1,379,332	(2,421,194)			(1,040,523)

Stock issued for services					100,184	10	112,524				112,534
Stock issued for Compensation					153,700	15	101,465				101,480
Stock issued in exchange for canceling debt					2,854,505	284	1,446,120				1,446,404
Net Loss October 1, 2006
through December 31, 2006								(466,179)			(466,179)
Balance December 31, 2006					16,493,389	1,649	3,039,441	(2,887,373)			153,717

Stock issued for cash					500,000	50	124,950				125,000
Stock issued for services					359,310	36	235,042				235,078
Stock issued for Compensation					143,920	14	88,400				88,414
Stock issued in exchange for canceling debt					500,000	50	124,950				125,000
Net Loss January 1, 2007
through March 31, 2007								(515,624)			(515,624)
Balance March 31, 2007					17,996,619	1,800	3,612,783	(3,402,997)			211,585

Stock issued for cash					240,666	24	60,142				60,166
Stock issued for services					406,129	41	222,889				222,930
Stock issued for Compensation					150,000	15	110,435				110,450
Stock issued in exchange for canceling debt					1,316,765	132	329,059				329,191
Net Loss April 1, 2007
through June 30, 2007								(718,955)			(718,955)
Balance June 30, 2007					20,110,179	2,011	4,335,308	(4,121,952)			215,367

Stock issued for cash					1,200,000	120	299,880				300,000
Stock issued for services					1,253,000	125	404,125				404,250
Stock issued for Compensation					100,000	10	24,990				25,000
Stock issued in exchange for canceling debt					566,217	57	143,940				143,997
Net Loss July 1, 2007
through September 30, 2007								(751,989)			(751,989)
Balance September 30, 2007					23,229,396	2,323	5,208,244	(4,873,941)			336,626
Stock issued for Cash
Stock issued for services					191,427	19	62,108				62,127
Net Loss October 1, 2007
through December 31, 2007								(405,812)			(405,812)
Balance December 31, 2007					23,420,823	2,342	5,270,352	(5,279,753)			(7,059)
Stock issued for cash			575,000	57			114,942				114,999
Stock issued for services			340,000	35	146,705	15	106,651				106,701
Net Loss January 1 2008
through March 31, 2008								(417,325)			(417,325)
Balance March 31, 2008			915,000	92	23,567,528	2,357	5,491,945	(5,697,078)			(202,684)
Stock issued for cash			2,154,850	215			672,172				672,387
Stock issued for services			1,421,725	142	232,000	23	613,439				613,604
Stock issued for accrued interest					31,245	3	17,293				17,296
Stock issued as dividend			1,075,087	108			(108)				0
Net Loss April 1,2008
to June 30, 2008								(1,063,446)			(1,063,446)
Balance June 30, 2008			5,566,662	557	23,830,773	2,383	6,794,741	(6,760,524)			37,158
Series AA Stock issued to Officer July 3, 2008	4,852
Stock issued for services July 8, 2008					905,000	91	769,159				769,250
Stock issued for Cash July 2, 2008			11,667	1			3,499				3,500
Stock issued for Cash July 25, 2008 (Warrant Exercise)			90,000	9			17,991				18,000
Stock issued for interest between July 30, 2008 and August 30, 2008					85,087	9	21,263				21,272
Stock issued for services September 3, 2008					50,000	5	24,995				25,000
Stock issued due to rounding			218		9
Net Loss July 1, 2008 to September 30, 2008								(1,195,491)			(1,195,491)
Accumulated other Comprehensive Income as of September 30, 2008										50,000	50,000
Balance September 30, 2008	4,852		5,668,547	567	24,870,869	2,488	7,631,648	(7,956,015)		50,000	(271,311)
Stock Retired in connection with Exchange for Common Shares December 2, 2008			(1,099,000)	(109)							(109)
Stock issued in connection with Exchange for Preferred Shares December 2, 2008					1,099,000	109					109
Stock Issued for Interest on December 3, 2008					133,124	13	33,268				33,281
Stock issued for Cash December 31, 2008			66,670	7			6,660				6,667
Stock issued for services December 31, 2008			33,330	3			3,330				3,333
Stock issued for Cash December 31, 2008			75,000	8			11,242				11,250
Contributed capital									499,000		499,000
Net Loss October 1, 2008 to December 31, 2008								(388,722)			(388,722)
Accumulated other Comprehensive Income as of December 31, 2008										(540,000)	(540,000)
Balance December 31, 2008	4,852		4,744,547	476	26,102,993	2,610	7,686,148	(8,344,737)	499,000	(490,000)	(646,502)

The Accompanying Notes are an integral part of these Financial Statements.

Bio Matrix Scientific Group, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow

			From August 2, 2005
			(Inception)
	3 Months Ended	3 months Ended	through
	December 31, 2008	December 31, 2007	December 31, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(388,722)	$(405,812)	$(8,344,737)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense		334	2,667
Stock issued for compensation to employees			910,342
Stock issued for services rendered by consultants	3,333	62,128	3,314,547
Stock issued for interest	33,281		71,849
Changes in operating assets and liabilities:
(Increase) decrease in receivables		(282)	0
(Increase) decrease in prepaid expenses	24,601	(11,047)	(24,657)
Increase (Decrease) in Accounts Payable	33,361	34,730	123,335
Increase (Decrease) in Accrued Expenses	60,469	56,375	324,737

Net Cash Provided by (Used in) Operating Activities	(233,677)	(263,574)	(3,621,917)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) Decrease in Deposits	(4,200)		(25,507)
Purchases of fixed assets		(17,473)	(541,536)
Additions to Securities Available for Sale			(500,000)

Net Cash Provided by (Used in) Investing Activities	(4,200)	(17,473)	(1,067,043)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash	15		297
Common stock issued for cash			1,472
Additional Paid in Capital	17,902		1,346,120
Principal borrowings on Notes and Convertible Debentures	225,350	121,010	1,156,265
Convertible notes		125,000	503,400
Contributed Capital	499,000		499,000
Increase (Decrease) in Bank Overdraft		(7,997)	0
Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affiliated party	(499,000)		1000

Net Cash Provided by (Used in) Financing Activities	243,267	238,013	4,702,750

Net Increase (Decrease) in Cash	5,390	(43,034)	13,796

Cash at Beginning of Period	8,410	44,110	0

Cash at End of Period	$13,796	$1,076	$13,796

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt			2,044,592
Preferred stock issued for stock dividend			108
Accumulated Other Comprehensive income (Loss)	(540,000)		(490,000)
Total	(540,000)		1,554,700

The Accompanying Notes are an integral part of these Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of December 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in  accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended September 30, 2008 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $8,344,737 during the period from August 2, 2005 (inception) through December 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. INVESTMENTS

Investments are composed of available-for-sale  equity securities as defined in SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115.  At December 31,  2008 our investment portfolio consisted of 1,000,000 common shares of Freedom Environmental Services, Inc. Increases and decreases in fair value are recorded as unrealized gains and losses in Other Comprehensive Income.  Realized gains and losses and declines in fair value judged to be other-than-temporary are included in the Consolidated Statement of Operations as a Gain/(loss) on sale of investment. The Company did not possess a portfolio of securities  during the 2007 fiscal year.

As of December 31, 2008 Securities Available for Sale consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate securities	500,000	50,000	540,000	10,000

Total marketable securities	$500,000	$50,000	$540,000	$10,000

NOTE 4. WARRANTS AND OPTIONS

On  December 31, 2008 the Company issued 75,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.15 per share, for consideration consisting of $11,250.

On  December 31, 2008 the Company issued 66,670 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6667.

Summary of the Company's warrants as of  December 31, 2008 and 2007 and changes during the periods is as follows:

	2008		2007
		Weighted Average		Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
	Preferred Stock		(Common)
Outstanding at Beginning of Period	11,667	0.35	200,000	4.5
Granted	141,670	0.13	0	0
Exercised	0	0.3
Expired Unexercised	-11667	0.3	200,000	4.5
Outstanding at End of period	141,670	0.13	0	0

The following table summarizes information regarding Preferred stock purchase warrants outstanding at December 31, 2008

	Exercise	Number	Weighted Average
	Price	Outstanding	Remaining Contract Life (Days)

	.10	66,670	93
	0.15	75,000	93
Total outstanding as of December 31 , 2008		141670	93

NOTE 5. INCOME TAXES

As of December 31 , 2008

Deferred tax assets:
Net operating tax carry forwards	$2,84932,40
Other	-0-
Gross deferred tax assets	2,,849,320
Valuation allowance	(2,848,320)

Net deferred tax assets	$-0-

As of  December 31, 2008 the Company has a  Deferred Tax Asset of  $2,848,640 completely attributable to net operating loss carry forwards  of approximately $8,380,353 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and
(b) $8,344,737 attributable to Bio Matrix Scientific Group, Inc. a Nevada corporation (“BMSG”).

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

NOTE 6. RELATED PARTY TRANSACTION

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

On December 21, 2008 Bombardier modified the Promissory Note with BMSN. Bombardier agreed to accept $1,000 en lieu of the original $500,00 payment owed by the Company to  Bombardier for the purchase of FESI shares.

As of December 31, 2008,  the Company is  indebted in the aggregate amount of $300,496 to Bombardier , exclusive of amounts owed due to the purchase of marketable securities described below. These amounts are  callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

NOTE 7. STOCK TRANSACTIONS

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

Common Stock

On December 2, 2008 the Company issued 1,099,999 shares of common stock to Preferred Shareholders in exchange for 1,099,000 shares of the Company’s Preferred Stock which was subsequently retired

On December 3, 2008 the Company issued 133,124 shares  of common stock to holders of the Company’s Convertible Debentures in satisfaction of $ 26,263  of accrued interest and to prepay  $7018 of interest.

Preferred Stock

On December 2, 2008 the Company issued 1,099,999 shares of common stock to Preferred Shareholders in exchange for 1,099,000 shares of the Company’s Preferred Stock which was subsequently retired

On  December 31, 2008 the Company issued 75,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.15 per share, for consideration consisting of $11,250.

On  December 31, 2008 the Company issued 66,670 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,667.

On December 31, 2008  the Company issued 33,330 shares of the Company’s Preferred for consideration consisting of  services rendered valued at $3,333.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
4,744,547 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding

• Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 26,102,993 shares issued and outstanding.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On October 7, 2008,  a  Complaint  (“Complaint”)  was filed  in the District Court of Clark County Nevada against the Company,  the Company’s Chairman, and   Freedom Environmental Services, Inc. (collectively “Defendants”) by Princeton Research, Inc. (“Princeton”) seeking to recover unspecified General damages in excess of $10,000, unspecified specific damages, an order from the court declaring that the defendants fraudulently conveyed assets from BMXP to the Company, attorney’s fees and cost of suit based on allegations that the sale of  Bio Matrix Scientific Group, Inc., a Nevada corporation,  to the Company as well as the name change and cessation of operations of Freedom Environmental Services, Inc constitute a breach of contract by , fraudulent conveyance by,  and unjust enrichment of the Defendants. On November 11, 2008 the company filed a Motion to Dismiss or in the Alternative an Order requiring Princeton to provide a more definitive statement of the allegations contained in the Complaint. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

NOTE 10.  PREFERRED STOCK OFFERINGS

On  December 31, 2008 the Company issued 75,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.15 per share, for consideration consisting of $11,250.

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

On  December 31, 2008 the Company issued 66,670 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,667.

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

On December 31, 2008  the Company issued 33,330 shares of the Company’s Preferred Stock  for consideration consisting of  services rendered valued at $3,333.

NOTE 11. LICENSE AGREEMENT

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

Pursuant to the ELA, Licensee shall be obligated Five thousand dollars ($5,000) beginning on the one-year anniversary date of the effective date of the ELA and continuing annually to pay to The Regents for sales by Licensee and sublicensees :

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

(iii) pay to The Regents a license maintenance fee of on each anniversary date of the Effective Date.  The maintenance fee will not be due and payable on any anniversary date of the effective date if on that date Licensee is commercially selling a Licensed Product and paying an earned royalty to The Regents on the sales of that Licensed Product.

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

NOTE 12. CONTRIBUTED CAPITAL

Contributed capital as of December 31, 2008 consists of  $499,000 realized as a result of the extinguishment of $499,000 of debt due to Bombardier (See Note 6)

NOTE 13. SUBSEQUENT EVENTS

On January 5, 2009, the Company  entered into a Letter of Intent (“LOI”) with NeoCells, Inc. (“NCI”) and its parent, ViviCells International, Inc. (“VCII”) regarding the following contemplated transactions:

(a) formation of a joint venture between the Company and NCI for cryogenic storage of cellular specimens  processed by the Company .

(b) a marketing relationship to be established between the Company and NCI

(c) the acquisition of NCI by the Company

(d) transfer of NCI’s pre-acquisition inventory of stored Cord Blood specimens to the Company

(e) Potential acquisition of equity control of the Company by VCII

The transactions contemplated by the LOI are subject to the execution of one or more definitive agreements upon mutually acceptable terms and conditions. The provisions of the LOI are non binding on all parties with the exception of provisions regarding termination of duties to negotiate in good faith, non disclosure of confidential information, disclaimer of liabilities and choice of governing law and venue. No assurance can be given that any of the contemplated transactions will not occur within the timeframes specified by the LOI nor can any assurance be given that any of the contemplated transactions will occur at all.

On January 7, 2009 50,000 preferred shares of the Company were issued to a consultant as consideration for services rendered.

On January 7, 2009 100,000 common shares were issued to a consultant as a bonus for services rendered (“Bonus Shares”). As a condition of the issuance of the Bonus Shares, recipient agreed:

not to offer to sell, sell, transfer, pledge or otherwise dispose of the Bonus Shares prior to  January 10, 2010 (“Restricted period”)

in the event that, prior to the expiration of the Restricted Period,   the  recipient shall  decline to provide if requested to provide, or is unable to provide if requested to provide,  consulting services to the Company of a nature that have been  customarily  provided by that recipient to the Company the Bonus Shares shall be forfeited.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB for the year ended September 30, 2008. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

Material Changes in Financial Condition:

As of December 31, 2008, we had cash on hand of  $13,796  and as of September 30, 2008 we had cash on hand of   $8,410 ..

The increase in cash on hand of approximately 64% is primarily attributable to increases in Notes Payable.

As of December 31, 2008 we had Securities Available for Sale of $10,000 as of September 30, 2008 we had Securities Available for Sale of $550,000

The decrease in Securities Available for Sale of  approximately 98% is primarily attributable to a decrease in fair value  recorded as an  unrealized  loss.

As of December 31, we had prepaid expenses of $38,693  and as of September 30, 2008  we had prepaid expenses of  $49,258.

The decrease in prepaid expenses of approximately 21% is primarily attributable to the recognition of expenses of  approximately  $20,000 of a  prepaid 12 month Contract entered into on March 21, 2008  partially offset by the payment of  $7018 of  prepaid interest to two Convertible Note Holders.

As of December 31, 2008 we had Other Assets of $25,507   and as of September 30, 2008 we had Other Assets of  $21,307.

The increase in Other Assets of approximately 20% is attributable to a security deposit on additional office space.

As of December 31, 2008 we had Accounts Payable of  $123,335 and as of September 30, 2008 we had Accounts Payable of  $89,974.

The increase in Accounts Payable of approximately 37% is primarily attributable to payables incurred in relation to services provided by contractors.

As of December 31, 2008 we had Notes Payable of  $336,809     and as of September 30, 2008 we had Notes Payable of  $111,459.

The increase in Notes Payable of approximately 200 % is attributable to increased borrowing to cover operational costs.

As of December 31, 2008 we had Accrued Payroll of $220,500  and as of September 30, 2008 we had Accrued Payroll of  $150,000.

The increase in Accrued Payroll of approximately 47% is primarily attributable to  increases in employee compensation which have accrued and have not yet been paid.

As of December 31, 2008 we had Accrued Expenses  of $35,000  and as of September 30, 2008 we had Accrued Expenses of  $30,000.

The increase in Accrued Expenses  of approximately 17% is primarily attributable to  an expense incurred yet not paid as of December 31, 2008 of $5,000 incurred pursuant to the Company’s license agreement with the Regents of the University of California

On September 29, 2008, the Company purchased 1,000,000 of the common shares of Freedom Environmental Services, Inc. (“FESI shares”)  from Bombardier Pacific Ventures, Inc. (“Bombardier”) , a company controlled by David Koos , our Chairman and CEO,  for consideration consisting of a Promissory Note (“Note”) in the principal amount of $500,000 issued by BMSN to Bombardier, resulting in an amount owed pursuant to the Note of $500,000 as of September 30, 2008.

Pursuant to the terms and conditions of the Note, the entire principal amount of $500,000 together with accrued simple interest of 10% per annum, is due and payable to Bombardier on November 29, 2009.

On December 21, 2008 Bombardier modified the Promissory Note with BMSN. Bombardier agreed to accept $1,000 en lieu of the original $500,00 payment owed by the Company to  Bombardier for the purchase of FESI shares. This resulted in a decrease of $499,000 of the amount due pursuant to the Note as of December 31, 2008, a decrease of approximately 99% from September 30, 2008.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending December 31, 2008 and -0- for the same quarter ending December 31, 2007. Net losses were $ 388,722 for the three months ended December 31, 2008 and $405,812 for the same period ended December 31, 2007, a decrease of approximately 4%.

This decrease in Net Losses is primarily attributable to a decrease in consulting and professional expenses from  $142,237 incurred in the three months ended December 31, 2007 to $62,300 incurred in the three months ended December 31, 2008, a decrease of approximately 56%. We attribute this primarily to higher accounting consulting and professional accounting fees incurred during the quarter ended  December 31, 2007 as compared to  the quarter ended December 31, 2008. This decrease was partially offset by increases in General and Administrative expenses primarily attributable to higher salaries, increases in Research and Development expenses primarily attributable to payments to outside contractors and increased Interest Expenses attributable to  increases in Convertible Notes payable from November 14, 2007 to  March 4,2008 as well as substantial increase in outstanding Notes Payable.

Liquidity and Capital Resources

As of December 31, 2008, we had $13,796 cash on hand, $10,000 of securities available for sale and current liabilities of $913,370 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Accrued Expenses  and Accrued Interest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K , we are  not required to provide the information required by this Item. We have chosen to disclose, however, that we have not  engaged in any transactions, issued or bought any financial instruments or entered  into  any  contracts  that are required to be disclosed in response to this item.

Item 4. Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October  1, 2008 and ending December 31, 2008, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 2, 2008 the Company issued 1,099,999 shares of common stock to Preferred Shareholders in exchange for 1,099,000 shares of the Company’s Preferred Stock which was subsequently retired

The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

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

On December 3, 2008 the Company issued  133,124 shares  of common stock to holders of the Company’s Convertible Debentures in satisfaction of $ 26,263  of accrued interest and to prepay  $7,018 of interest

The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

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

On  December 31, 2008 the Company issued 75,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.15 per share, for consideration consisting of $11,250.

As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock the Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to six months from issuance at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

The net proceeds, which are $11,250, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On December 31, 2008  the Company issued 33,330 shares of the Company’s Preferred Stock  for consideration consisting of  services rendered .

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

On  December 31, 2008 the Company issued 66,670 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,667.

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

The net proceeds, which are $6,667, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On January 7, 2009 50,000 Preferred Shares of the Company were issued to a consultant as consideration for services rendered.

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

On January 7, 2009 100,000 common shares were issued to a consultant as a bonus for services rendered (“Bonus Shares”). As a condition of the issuance of the Bonus Shares, recipient agreed:

 not to offer to sell, sell, transfer, pledge or otherwise dispose of the Bonus Shares prior to  January 10, 2010 (“Restricted period”)

in the event that, prior to the expiration of the Restricted Period,   the  recipient shall  decline to provide if requested to provide, or is unable to provide if requested to provide,  consulting services to the Company of a nature that have been  customarily  provided by that recipient to the Company the Bonus Shares shall be forfeited

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares.

A legend was placed on the certificate that evidences the shares of Common  Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common  Stock.

On January 12, 2009,  the Company issued 1,300,000 Common Shares and 25,000 Preferred Shares (collectively “Shares”) for total consideration of $105,000. There was no advertisement or general solicitation made in connection with this offer and sale of Shares. The offer and sale of these Shares was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Rule 506 of Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of these Shares, including the representations and warranties made by the purchasers and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for these Shares.

The net proceeds, which are $105,000, will be utilized general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares.

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
Date: January 30, 2009