Form 10-Q
period 2009-03-31
Bio-Matrix Scientific Group, Inc.
filed 2009-05-07
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes  ☐ No  ☒

There were 31,162,654 shares of Common Stock outstanding as of  March 31, 2009.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
	as of	as of
	March 31, 2009	September 30,2008
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$6,621	$8,410
Securities Available for sale		550,000
Pre-paid Expenses	29,011	49,258

Total Current Assets	35,632	607,668

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,868	538,868

Other Assets	25,507	21,307

TOTAL ASSETS	$600,007	$1,167,843

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$63,307	$89,974
Notes Payable	330,539	111,459
Due to Shareholder	50,000
Accrued Payroll	306,000	150,000
Accrued Payroll taxes	28,479	29,998
Accrued Interest	54,109	24,323
Accrued expenses	35,000	30,000
Current Portion of Convertible Note	503,400
Current Portion of Note to Affiliated party	1,000

Total Current Liabilities	1,371,834	435,754

LONG TERM LIABILITIES
Convertible Note (Less Current Portion)		503,400
Note to Affiliated Party (Less Current Portion)		500,000

TOTAL LIABILITIES	1,371,834	1,439,154

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value)
20,000,000 shares authorized; 5,668,547 and 4,724,478	474	567
issued and outstanding as of September 30, 2008 and March 31, 2009
Series AA Preferred Stock ($0.001 par value)
100,000 shares authorized, 4852 issued and outstanding
as of September 30, 2008 and March 31, 2009
Common Stock, ($.0001 par value)
80,000,000 shares authorized; 24,870,869 and 31,162,654
shares issued and outstanding as of September 30, 2008 and March 31, 2008	3,117	2,488
Additional paid in Capital	8,280,520	7,631,648
Contributed Capital	499,000
Accumulated Other Comprehensive Income		50,000
Deficit accumulated during the development stage	(9,554,925)	(7,956,014)

Total Stockholders' Equity (Deficit)	$(771,814)	$(271,311)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$600,007	$1,167,843

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations

	3 Months	3 Months	6 Months	6 months	From Inception
	Ended	Ended	Ended	Ended	(August 2, 2005)
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	through
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	March 31,2009
					(unaudited)
REVENUES
Sales	$-	$-	$-	$-	$-

Total Revenues	0	0	0	0	0

COSTS AND EXPENSES
Research and Development	36,147	37,068	79,775	71,375	737,682
General and administrative	252,395	225,376	509,599	450,651	3,924,803
Depreciation and amortization		333		453	2,668
Consulting and professional fees	403,289	228,321	465,589	278,765	4,224,121
Impairment of goodwill & intangibles					34,688

Total Costs and Expenses	691,831	399,091	1,054,963	801,244	8,923,962

OPERATING LOSS	(691,831)	(399,091)	(1,054,963)	(801,244)	(8,923,962)

OTHER INCOME & (EXPENSES)

Interest Expense	(30,457)	(18,334)	(56,047)	(21,993)	(143,395)
Interest Income					306
Other income		100		100	100
Loss on sale of Available for Sale Securities	(487,900)		(487,900)		(487,900)
Other Expense					(74)

Total Other Income & (Expenses)	(518,357)	(18,234)	(543,947)	(21,893)	(630,963)

NET INCOME (LOSS)	$(1,210,188)	$(417,325)	$(1,598,910)	$(823,137)	$(9,554,925)

Loss attributable to common shareholders	$(1,210,188)	$(417,325)	$(1,598,910)	$(823,137)	$(9,554,925)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.0380)	$(0.0170)	$(0.1430)	$(0.0350)

WEIGHTED AVERAGE NUMBER OF COMMON	31,336,601	23,548,744	11,173,861	23,442,004
SHARES OUTSTANDING

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
(A Development Stage  Company)
Condensed Consolidated Statements of Stockholders' Equity
From August 2, 2005 through March 31, 2009

	Series									Accumulated
	AA Preferred		Preferred		Common		Additional Paid-in	Retained	Contributed	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Income(Loss)	Total

Shares issued to parent					25,000	35,921	0				35,921
Net Loss August 2, 2005											0
through September 30, 2005								(1,000)			(1,000)
Balance September 30, 2005					25,000	35,921	0	(1,000)			34,921

Net Loss October 1, 2005											0
through December 31, 2005								(366,945)			(366,945)
Balance December 31, 2005					25,000	35,921	0	(367,945)			(332,024)

Recapitalization					9,975,000	(34,921)	34,921				0
Stock issued Tasco merger					2,780,000	278	(278)				0
Stock issued for services					305,000	31	759,719				759,750
Stock issued for Compensation					300,000	30	584,970				585,000
Net Loss January 1, 2006
through September 30, 2006								(2,053,249)			(2,053,249)
Balance September 30, 2006					13,385,000	1,339	1,379,332	(2,421,194)			(1,040,523)

Stock issued for services					100,184	10	112,524				112,534
Stock issued for Compensation					153,700	15	101,465				101,480
Stock issued in exchange for canceling debt					2,854,505	284	1,446,120				1,446,404
Net Loss October 1, 2006
through December 31, 2006								(466,179)			(466,179)
Balance December 31, 2006					16,493,389	1,649	3,039,441	(2,887,373)			153,717

Stock issued for cash					500,000	50	124,950				125,000
Stock issued for services					359,310	36	235,042				235,078
Stock issued for Compensation					143,920	14	88,400				88,414
Stock issued in exchange for canceling debt					500,000	50	124,950				125,000
Net Loss January 1, 2007
through March 31, 2007								(515,624)			(515,624)
Balance March 31, 2007					17,996,619	1,800	3,612,783	(3,402,997)			211,585

Stock issued for cash					240,666	24	60,142				60,166
Stock issued for services					406,129	41	222,889				222,930
Stock issued for Compensation					150,000	15	110,435				110,450
Stock issued in exchange for canceling debt					1,316,765	132	329,059				329,191
Net Loss April 1, 2007
through June 30, 2007								(718,955)			(718,955)
Balance June 30, 2007					20,110,179	2,011	4,335,308	(4,121,952)			215,367

Stock issued for cash					1,200,000	120	299,880				300,000
Stock issued for services					1,253,000	125	404,125				404,250
Stock issued for Compensation					100,000	10	24,990				25,000
Stock issued in exchange for canceling debt					566,217	57	143,940				143,997
Net Loss July 1, 2007
through September 30, 2007								(751,989)			(751,989)
Balance September 30, 2007					23,229,396	2,323	5,208,244	(4,873,941)			336,626
Stock issued for Cash
Stock issued for services					191,427	19	62,108				62,127
Net Loss October 1, 2007
through December 31, 2007								(405,812)			(405,812)
Balance December 31, 2007					23,420,823	2,342	5,270,352	(5,279,753)			(7,059)
Stock issued for cash			575,000	57			114,942				114,999
Stock issued for services			340,000	35	146,705	15	106,651				106,701
Net Loss January 1 2008
through March 31, 2008								(417,325)			(417,325)
Balance March 31, 2008			915,000	92	23,567,528	2,357	5,491,945	(5,697,078)			(202,684)
Stock issued for cash			2,154,850	215			672,172				672,387
Stock issued for services			1,421,725	142	232,000	23	613,439				613,604
Stock issued for accrued interest					31,245	3	17,293				17,296
Stock issued as dividend			1,075,087	108			(108)				0
Net Loss April 1,2008
to June 30, 2008								(1,063,446)			(1,063,446)
Balance June 30, 2008			5,566,662	557	23,830,773	2,383	6,794,741	(6,760,524)			37,158
Series AA Stock issued to Officer July 3, 2008	4,852
Stock issued for services July 8, 2008					905,000	91	769,159				769,250
Stock issued for Cash July 2, 2008			11,667	1			3,499				3,500
Stock issued for Cash July 25, 2008 (Warrant Exercise)			90,000	9			17,991				18,000
Stock issued for interest between July 30, 2008 and August 30, 2008					85,087	9	21,263				21,272
Stock issued for services September 3, 2008					50,000	5	24,995				25,000
Stock issued due to rounding			218		9
Net Loss July 1, 2008 to September 30, 2008								(1,195,491)			(1,195,491)
Accumulated other Comprehensive Income as of September 30, 2008										50,000	50,000
Balance September 30, 2008	4,852		5,668,547	567	24,870,869	2,488	7,631,648	(7,956,015)		50,000	(271,311)
Stock Retired in connection with Exchange for Common Shares December 2, 2008			(1,099,000)	(109)							(109)
Stock issued in connection with Exchange for Preferred Shares December 2, 2008					1,099,000	109					109
Stock Issued for Accrued Interest on December 3, 2008					133,124	13	33,268				33,281
Stock issued for Cash December 31, 2008			66,670	7			6,660				6,667
Stock issued for services December 31, 2008			33,330	3			3,330				3,333
Stock issued for Cash December 31, 2008			75,000	8			11,242				11,250
Contributed capital									499,000		499,000
Net Loss October 1, 2008 to December 31, 2008								(388,722)			(388,722)
Accumulated other Comprehensive Income as of December 31, 2008										(540,000)	(540,000)
Balance December 31, 2008	4,852		4,744,547	476	26,102,993	2,610	7,686,148	(8,344,737)	499,000	(490,000)	(646,502)
Stock issued for Services January 7,2009			50,000	5			7,495				7,500
Stock issued for Services January 7, 2009					1,400,000	140	209,860				210,000
Stock issued for Cash January 7,2009			67,000	7			6,693				6,700
Stock issued for Cash January 14,2009					1,300,000	130	104,868				104,998
Stock issued for Cash January 14,2009			25,000	2
Stock issued for Cash January 15,2009					35,000	4	6,996				7,000
Stock issued for Services January 15, 2009					100,000	10	19,990				20,000
Stock issued for Services January 21, 2009					37,925	4	11,373				11,377
Stock issued for Cash January 21, 2009					35000	4	6,996				7,000
Stock Retired in connection with Exchange for Common Shares January 27,2009			(27,450)	(3)							(3)
Stock issued in connection with Exchange for Preferred Shares January 27,2009					27,450	3					3
Stock issued for Cash January 28, 2009					10,000	1	1,999				2,000
Stock issued for cash February 3, 2009			63,000	6			6294				6,300
Stock issued for Services January 24,2009					200,000	20	35980				36,000
Stock issued for cash February 13, 2009			200,000	20			29,980				30,000
Stock issued for cash February 25, 2009			66,667	7			5,993				6,000
Stock Issued for Debt March 3, 2009					1,000,000	100	99,900				100,000
Stock Retired in connection with Exchange for Common Shares March 10 ,2009			(214,286)	(21)							(21)
Stock issued in connection with Exchange for Preferred Shares march 10, 2009					214286	21					21
Stock Retired in connection with Exchange for Common Shares March 13 ,2009			(250,000)	(25)							(25)
Stock issued in connection with Exchange for Preferred Shares march 13, 2009					250,000	25					25
Stock issued for Cash March 13, 2009					200,000	20	14,980				15,000
Stock issued for services March 31, 2009					250,000	25	24,975				25,000
Accumulated Other Comprehensive Income as of March 31, 2009										490,000	490,000
Net Loss January 1, 2009 to march 31, 2009								(1,210,188)			(1,210,188)
Balance March 31, 2009	4,852		4,724,478	474	31,162,654	3,117	8,280,520	(9,554,925)	499,000	0	(771,815)
The Following Notes are an integral part of these Financial Statements

Bio Matrix Scientific Group, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow

			From August 2, 2005
			(Inception)
	6 months Ended	6 months Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES

Net Income (loss)	$(1,598,910)	$(823,137)	$(9,554,925)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense		453	2,667
Stock issued for compensation to employees			910,342
Stock issued for services rendered by consultants	313,210	168,829	3,634,424
Stock issued for interest	33,281		71,849
Changes in operating assets and liabilities:
(Increase) decrease in receivables		(113)
(Increase) decrease in prepaid expenses	34,283	(88,290)	(14,975)
Increase (Decrease) in Accounts Payable	(26,667)	115,032	63,307
Increase (Decrease) in Accrued Expenses	175,231	123,999	439,499

Net Cash Provided by (Used in) Operating Activities	(1,069,572)	(503,227)	(4,457,812)

INVESTING ACTIVITIES

( Increase) Decrease in Deposits	(4,200)		(25,507)
Purchases of fixed assets		(130,907)	(541,536)
(Additions) Decreases to Securities Available for Sale	500,000		0

Net Cash Provided by (Used in) Investing Activities	495,800	(130,907)	(567,043)

FINANCING ACTIVITIES

Preferred Stock issued for cash	57	57	339
Common stock issued for cash	158		1,631
Common Stock issued for Debt	100,000		100,000
Additional paid in Capital	202,701	114,942	1,530,919
Principal borrowings on notes and Convertible Debentures	219,080	85,349	1,149,995
Increase (Decrease) Due to Shareholder	50,000		50,000
Convertible notes		503,400	503,400
Contributed Capital	499,000		499,000
Increase (Decrease) in Bank Overdraft		(11,534)	0
Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affiliated party	(499,000)		1,000

Net Cash Provided by (Used in) Financing Activities	571,996	692,214	5,031,480

Net Increase (Decrease) in Cash	(1,776)	58,080	6,621

Cash at Beginning of Period	8,410	44,110	0

Cash at End of Period	$6,621	$102,190	$6,621

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt			2,044,592
Preferred stock issued for stock dividend			108
Total			2,044,700

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of March 31, 2009

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $9,554,925 during the period from August 2, 2005 (inception) through March 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. WARRANTS AND OPTIONS

On  January 7, 2009  the Company issued 67,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,700
As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to six months from issuance at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On  February 3,  2009  the Company issued 63,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,300
As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to six months from issuance at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On  February 13,  2009  the Company issued 200,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.15 per share, for consideration consisting of $30,000.
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

On  February 25,  2009  the Company issued 66,667 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.9 per share, for consideration consisting of $6,000.
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

Summary of the Company's warrants as of March 31, 2009 and 2008 and changes during the periods is as follows:

	2009		2008

	Warrants	Weighted Average	Warrants	Weighted Average
	Preferred Stock	Exercise Price	(Common)	Exercise Price
Outstanding at Beginning of Period	141,670	0.13	0
Granted	396,667	0.12	915,000	0.3
Exercised	0	.	0
Expired Unexercised	-141670	0.13	0
Outstanding at End of period	396,667	0.12	915,000	0.3

The following table summarizes information regarding Preferred stock purchase warrants outstanding at March 31, 2009

			Weighted Average
	Exercise Price	Number Outstanding	Remaining Contract Life (Days)
	.10	67,000	7
	.10	63,000	37
	0.15	200,000	43
	0.09	66,667	55
Total outstanding as of March 31, 2009		396,667

NOTE 4. INCOME TAXES

As of March 31,2009

Deferred tax assets:
Net operating tax carry forwards	$3,357,739
Other	-0-
Gross deferred tax assets	3,357,739
Valuation allowance	(3,357,739)

Net deferred tax assets	$-0-

As of  March 31, 2009 the Company has a  Deferred Tax Asset of  $3,357,739 completely attributable to net operating loss carry forwards  of approximately $9,593,541 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and
(b) $9,554,925 attributable to Bio Matrix Scientific Group, Inc. a Nevada corporation (“BMSG”).

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

NOTE 5. RELATED PARTY TRANSACTION

On March 2, 2009  the Company issued 1,000,000 of its common shares to Bombardier Pacific Ventures, Inc. (“Bombardier”) , a company controlled by David Koos , our Chairman and CEO,  in satisfaction of $100,000 owed to Bombardier by the Company.

As of March 31, 2009,  the Company is  indebted in the aggregate amount of $296,911 to Bombardier , exclusive of amounts owed due to the purchase of marketable securities described below. These amounts are  callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

NOTE 6. STOCK TRANSACTIONS

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

Common Stock

On January 7, 2009 the Company issued 1,400,000 shares of common stock for services valued at $210,000
On January 14, 2009 the Company issued 1,300,000 shares of common stock for consideration of $104,998.
On January 15, 2009 the Company issued 35,000 shares of common stock for consideration of $7,000
On January 15, 2009 the Company issued 100,000 shares of common stock for services valued at $20,000
On January 21, 2009 the Company issued 37,925 shares of common stock for services valued at $11,377
On January 21, 2009 the Company issued 35,000 shares of common stock for consideration of $7,000
On January 27,2009  the Company issued 27,450 shares of common stock to Preferred Shareholders in exchange for 27,450 shares of preferred stock.
On January 24, 2009 the Company issued 200,000 of common stock for services valued at $36,000.
On January 28, 2009 the Company issued 10,000 shares of common stock for consideration of $2,000.
On March 3, 2009 the Company issued 1,000,000 common shares in satisfaction of $100,000 of debt.
On March 10, 2009 the Company issued 214,286  shares of common stock to Preferred Shareholders in exchange for 214,286  shares of preferred stock.
On March 13, 2009 the Company issued 250,000  shares of common stock to Preferred Shareholders in exchange for 250,000  shares of preferred stock.
On March 13, 2009 the Company issued 200,000 shares of common stock for consideration of $20,000
On March 31, 2009 the Company issued 250,000 of common stock for services valued at $25,000

Preferred Stock

On January 7, 2009 the Company issued 50,000 shares of preferred stock for services valued at $7,500.
On  January 7, 2009  the Company issued 67,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,700.
On January 14, 2009 the Company issued 25,000 shares of preferred stock for par value.
On January 27,2009  the Company issued 27,450 shares of common stock to Preferred Shareholders in exchange for 27,450 shares of preferred stock which was retired.
On  February 3,  2009  the Company issued 63,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,300.
On  February 13,  2009  the Company issued 200,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.15 per share, for consideration consisting of $30,000.
On  February 25,  2009  the Company issued 66,667 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.9 per share, for consideration consisting of $6,000.
On March 10, 2009 the Company issued 214,286  shares of common stock to Preferred Shareholders in exchange for 214,286  shares of preferred stock.
On March 13, 2009 the Company issued 250,000  shares of common stock to Preferred Shareholders in exchange for 250,000  shares of preferred stock.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
4,724,478 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding

• Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 31,162,854 shares issued and outstanding.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9.  PREFERRED STOCK OFFERINGS

On  January 7, 2009  the Company issued 67,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,700
As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to six months from issuance at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On January 14, 2009 the Company issued 25,000 shares of preferred stock for par value.

On  February 3,  2009  the Company issued 63,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,300
As an additional incentive to purchase the Units and not as a characteristic, right or designation of the Preferred Stock.  The Company has also entered into agreements with the abovementioned recipient of Units whereby the Company has agreed to exchange, at any time subsequent to six months from issuance at the demand of the purchaser, any and all Preferred Shares owned by that purchaser through either the purchase of the Units or exercise of the Warrants into an equivalent number of shares of the company’s common stock.

On  February 13,  2009  the Company issued 200,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.15 per share, for consideration consisting of $30,000.
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

On  February 25,  2009  the Company issued 66,667 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.9 per share, for consideration consisting of $6,000.
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

NOTE 10.  SUBSEQUENT EVENTS

On or about April 21, 2009   the Company filed a CERTIFICATE OF DESIGNATION OF PREFERENCES, RIGHTS AND LIMITATIONS OF SERIES B PREFERRED STOCK (“Certificate of Designations”) with the Delaware Secretary of State setting forth the preferences rights and limitations of a newly authorized series of preferred stock designated and known as “Series B Preferred Stock” (hereinafter referred to as “Series B Preferred Stock”).

The Board of Directors of the Company has authorized 2,000,000  shares of the Series B Preferred Stock. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series B Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series B Preferred Stock owned by such holder times two. Except as otherwise required by law, holders of Common Stock, other series of Preferred issued by the Corporation,  and Series B Preferred Stock shall vote as a single class on all matters submitted to the stockholders. The holders of Series B Preferred Stock shall be entitled receive dividends, when, as and if declared by the Board of Directors in accordance with Delaware Law, in its discretion, from funds legally available therefore. On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series B Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

On April 21, 2009 the Board of Directors of the Company authorized

(a) a dividend to Common shareholders of record as of May 5, 2009 (“Record Date”) to be paid to Common shareholders on or about May 15, 2009 such dividend to be payable in shares of the company’s authorized but unissued Series B Preferred stock .0001 par value and to consist of one share of Series B Preferred Stock for every fifty shares of Bio-Matrix Scientific Group, Inc. Common Stock owned as of the Record Date. The Preferred Share dividends will only be issued in the name of the beneficial owner of the Bio-Matrix Scientific Group Common Stock and no dividend shares will be issued in the name of a broker dealer to disseminate to its clients. Broker Dealers holding Common shares on behalf of clients shall be required to produce lists of Common shareholders designated by such Broker-Dealers as beneficial owners of the Company’s Common stock as of the Record Date. Any lists provided by Broker Dealers must reconcile with records on file with the Depository Trust and Clearance Corporation before the dividend may be paid by the Company

(b)   a dividend to Preferred shareholders of record as of May 5, 2009 (“Record Date”) to be paid to Preferred shareholders on or about May 15, 2009, such dividend to be payable in shares of the company’s authorized but unissued preferred stock ..0001 par value and to consist of one share of Series B Preferred Stock for every fifty shares of Bio-Matrix Scientific Group, Inc. Preferred Stock owned as of the Record Date. The Preferred Share dividends will only be issued in the name of the beneficial owner of the Bio-Matrix Scientific Group Preferred Stock and no dividend shares will be issued in the name of a broker dealer to disseminate to its clients. The Preferred Share dividends will only be issued in the name of the beneficial owner of the Bio-Matrix Scientific Group Preferred Stock and no dividend shares will be issued in the name of a broker dealer to disseminate to its clients. Broker Dealers holding Preferred shares on behalf of clients shall be required to produce lists of Preferred shareholders designated by such Broker-Dealers as beneficial owners of the Company’s Preferred stock as of the Record Date. Any lists provided by Broker Dealers must reconcile with records on file with the Depository Trust and Clearance Corporation before the dividend may be paid by the Company. To the knowledge of the Company, currently no Preferred Shares are being held by Broker Dealers on behalf of clients.

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

Material Changes in Financial Condition:

As of March 31, 2009, we had cash on hand of  $6,621  and as of September 30, 2008 we had cash on hand of   $8,410 .

The decrease in cash on hand of approximately 21% is primarily attributable to payments of operating expenses.

As of December 31, 2008 we had Securities Available for Sale of $0 as of September 30, 2008 we had Securities Available for Sale of $550,000

The decrease in Securities Available for Sale of  100% is primarily attributable to the liquidation of 1,000,000 common shares of Freedom Environmental Services, Inc.. These shares comprised the Company’s entire portfolio of Securities Available for Sale

As of March 31, 2009, we had prepaid expenses of $29,011  and as of September 30, 2008  we had prepaid expenses of  $49,258.

The decrease in prepaid expenses of approximately 41% is primarily attributable to the recognition of expenses from September 30, 2008 to March 31, 2009 of approximately  $37,776 of a prepaid 12 month Contract entered into on March 21, 2008

As of March  31, 2009 we had Other Assets of $25,507   and as of September 30, 2008 we had Other Assets of  $21,307.

The increase in Other Assets of approximately 20% is attributable to a security deposit on additional office space.

As of March 31, 2009 we had Accounts Payable of  $63,037 and as of September 30, 2008 we had Accounts Payable of  $89,974.

The decrease  in Accounts Payable of approximately 30% is primarily attributable to  payments of outstanding obligations to outside contractors and payments of outstanding invoices.

As of March 31, 2009 we had Notes Payable of  $330,539  and as of September 30, 2008 we had Notes Payable of  $111,459.

The increase in Notes Payable of approximately 200 % is attributable to increased borrowing to cover operational costs.

As of March 31, 2009 we had Accrued Payroll of $306,000  and as of September 30, 2008 we had Accrued Payroll of  $150,000.

The increase in Accrued Payroll of approximately 100% is primarily attributable to  increases in employee compensation which have accrued and have not yet been paid.

As of March  31, 2009 we had Accrued Expenses  of $35,000  and as of September 30, 2008 we had Accrued Expenses of  $30,000.

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

On December 21, 2008 Bombardier modified the Promissory Note with BMSN. Bombardier agreed to accept $1,000 en lieu of the original $500,00 payment owed by the Company to  Bombardier for the purchase of FESI shares. This resulted in a decrease of $499,000 of the amount due pursuant to the Note as of  March 31, 2009, a decrease of approximately 99% from September 30, 2008.

Amounts Due to Shareholder were  $50,000 as of March 31, 2009 as opposed to $-0- as of September 30, 2008. This increase is attributable to funds of $50,000 advanced to the company by a non affiliate shareholder in anticipation of structuring a transaction at some future date.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending March 31, 2009 and -0- for the same quarter ending March 31, 2008. Net losses were $ 1, 210,188 for the three months ended March 31, 2009 and $417,325 for the same period ended march 31, 2008, an increase of approximately 189%.

This increase in Net Losses is primarily attributable to (a) $487,000 loss realized by the Company related to the company’s sale of 1,000,000 common shares of Freedom Environmental Services, Inc.  (b) increased professional and consulting fees primarily attributable to business development activities performed for the Company by outside parties and (c) increased interest expenses attributable to increases in Company indebtedness incurred in order to fund Company operations.

Revenues were -0- for the six month period ending March 31, 2009 and -0- for the comparable period  ending March 31, 2008. Net Losses were for $1,598,910 the  six months ended March 31, 2009 and $823, 137 for the same period ended March 31, 2008 , an increase of approximately 94%.

This increase in Net Losses is primarily attributable to (a) $487,000 loss realized by the Company related to the company’s sale of 1,000,000 common shares of Freedom Environmental Services, Inc.  (b) increased professional and consulting fees and (c) increased interest expenses attributable to increases in Company indebtedness incurred in order to fund Company operations.

Liquidity and Capital Resources

As of March 31, 2009 , we had $6,621 cash on hand and current liabilities of $1,371,834 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Amounts due to Shareholder, Accrued Expenses  and Accrued Interest.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended March 31, 2009.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on  January  1, 2009 and ending March 31, 2009 , David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2009 the Company issued 1,400,000 shares of common stock  for services valued at $210,000.

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

On January 7, 2009 the Company issued 50,000 shares of preferred stock for services valued at $7,500.

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

On  January 7, 2009  the Company issued 67,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,700.

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

The net proceeds, which are $6,700, were utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On January 14, 2009 the Company issued 1,300,000 shares of common stock and 25,000 shares of preferred stock (“Shares”)for consideration of $104,998.

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

The net proceeds, which are $104,998, were utilized for general working capital purposes.

On January 15, 2009 the Company issued 35,000 shares of common stock for consideration of $7,000.

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

The net proceeds, which are $7,000, were utilized for general working capital.

On January 15, 2009 the Company issued 100,000 shares of common stock for services valued at $20,000.

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

On January 21, 2009 the Company issued 37,925 shares of common stock for services valued at $11,377

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

On January 21, 2009 the Company issued 35,000 shares of common stock for consideration of $7,000

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

The net proceeds, which are $7000, were utilized for general working capital.

On January 27, 2009  the Company issued 27,450 shares of common stock  to Preferred Shareholders in exchange for 27,450 shares of preferred stock which were retired.

The offer and sale of the shares of common stock  was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock  .

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On January 24, 2009 the Company issued 200,000 of common stock for services valued at $36,000.

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

On January 28, 2009 the Company issued 10,000 shares of common stock for consideration of $2,000.

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

The net proceeds, which are $2000, were utilized for general working capital.

On  February 3,  2009  the Company issued 63,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.10 per share, for consideration consisting of $6,300.

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

The net proceeds, which are $6,300, were utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On  February 13,  2009  the Company issued 200,000 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.15 per share, for consideration consisting of $30,000.

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

The net proceeds, which are $30,000, were utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On  February 25,  2009  the Company issued 66,667 units (“Units”), each unit consisting of one share of the Company’s Preferred Stock and one Preferred Stock Purchase Warrant (“Warrant”) exercisable for a period of three months from the date of issuance into one share of the Company’s Preferred Stock at $0.9 per share, for consideration consisting of $6,000.

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

The net proceeds, which are $6,000, were utilized for general working capital purposes. No underwriters were retained to serve as placement agents for the sale. These Units were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Units. There was no advertisement or general solicitation made in connection with this offer and sale of the Units. The offer and sale of the Units was exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the offer and sale of the Units, including the representations and warranties made by the purchaser and the fact that a restrictive legend was placed on the securities comprising the Units and restrictive legends will be placed on, and stop transfer orders placed against, the certificates for any Common Shares which may be issued in accordance with the abovementioned agreements with the Unit holder.

On March 3, 2009 the Company issued 1,000,000 common shares in satisfaction of $100,000 of debt.

The issuance  of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this issuance  of shares.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On March 10, 2009 the Company issued 214,286  shares of common stock to Preferred Shareholders in exchange for 214,286  shares of preferred stock which were retired.

The offer and sale of the shares of common stock  was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock  .

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On March 13, 2009 the Company issued 250,000  shares of common stock to Preferred Shareholders in exchange for 250,000  shares of preferred stock which were retired.

The offer and sale of the shares of common stock  was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock  .

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On March 13, 2009 the Company issued 200,000 shares of common stock for consideration of $20,000

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

The net proceeds, which are $20,000, were utilized for general working capital.

On March 31, 2009 the Company issued 250,000 of common stock for services valued at $25,000

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
Date: May 6, 2009