Form 10-Q
period 2009-06-30
Bio-Matrix Scientific Group, Inc.
filed 2009-08-21
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes   ☐ No   ☒

There were 40,284,977 shares of Common Stock outstanding as of June 30, 2009.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	as of	as of
	June 30, 2009	September 30, 2008
	(unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$30,938	$8,410
Securities Available for sale		550,000
Pre-paid Expenses	31,400	49,258

Total Current Assets	62,338	607,668

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,868	538,868

Other Assets	25,507	21,307

TOTAL ASSETS	$626,713	$1,167,843

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$169,215	$89,974
Notes Payable	337,218	111,459
Due to Shareholder	100,000
Accrued Payroll	271,500	150,000
Accrued Payroll taxes	24,782	29,998
Accrued Interest	67,551	24,323
Accrued expenses	5,000	30,000
Current Portion of Convertible Note	503,400
Current Portion of Note to Affiliated party	1,000

Total Current Liabilities	1,479,666	435,754

LONG TERM LIABILITIES
Convertible Note (Less Current Portion)		503,400
Note to Affiliated Party (Less Current Portion)		500,000

TOTAL LIABILITIES	1,479,666	1,439,154

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value)
20,000,000 shares authorized; 5,668,547 and 3,050,478	307	567
issued and outstanding as of September 30, 2008 and June 30, 2009
Series AA Preferred Stock ($0.0001 par value)
100,000 shares authorized, 4852 issued and outstanding
as of September 30, 2008 and June 30, 2009
Series B Preferred($0.0001 par value) 2,000,000 shares authorized, 0 issued and outstanding as of September 30, 2008,	73
725,409 issued and outstanding as of June 30, 2009
Common Stock, ($.0001 par value)
80,000,000 shares authorized; 24,870,869 and 40,284,977
shares issued and outstanding as of September 30, 2008 and June 30, 2008	4,027	2,488
Additional paid in Capital	8,589,935	7,631,648
Contributed Capital	499,000
Accumulated Other Comprehensive Income		50,000
Deficit accumulated during the development stage	(9,946,297)	(7,956,014)

Total Stockholders' Equity (Deficit)	$(852,955)	$(271,311)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$626,713	$1,167,843

The Following Condensed Notes are an integral part of these Financial Statements

Bio Matrix Scientific Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

	3 Months Ended	3 Months Ended	9 Months ended	9 months Ended	From Inception
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	(August 2, 2005)
	(unaudited)	(unaudited)	(unaudited)	(unaudited	through
					June 30, 2009
					(unaudited)
REVENUES

Sales	$-	$-	$-	$-	$-

Total Revenues	0	0	0	0	0

COSTS AND EXPENSES
Research and Development	36,248	57,388	116,023	128,763	773,930
General and administrative	267,693	263,372	777,292	714,023	4,192,496
Depreciation and amortization				453	2,668

Consulting and professional fees	85,985	721,814	551,574	1,000,579	4,310,106
Impairment of goodwill & intangibles					34,688

Total Costs and Expenses	389,926	1,042,574	1,444,889	1,843,818	9,313,888

OPERATING LOSS	(389,926)	(1,042,574)	(1,444,889)	(1,843,818)	(9,313,888)

OTHER INCOME & (EXPENSES)

Interest Expense	(31,354)	(20,872)	(87,401)	(42,865)	(174,749)
Interest Income					306

Other income	30,000		30,000	100	30,100
Loss on sale of Available for Sale Securities			(487,900)		(487,900)
Other Expense	(92)		(92)		(166)

Total Other Income & (Expenses)	(1,446)	(20,872)	(545,393)	(42,765)	(632,409)

NET INCOME (LOSS)	$(391,372)	$(1,063,446)	$(1,990,282)	$(1,886,583)	$(9,946,297)

Loss attributable to common shareholders	$(391,372)	$(1,063,446)	$(1,990,282)	$(1,886,583)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.01)	(0.04)	(0.07)	(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,525,105	23,696,781	29,327,540	23,525,620

The Following Condensed Notes are an integral part of these Financial Statements

Bio Matrix Scientific Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flow

			From August 2, 2005
			(Inception)
	9 months ended	9 months Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES

Net Income (loss)	$(1,990,282)	$(1,886,583)	$(9,946,297)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation expense		453	2,667
Stock issued for compensation to employees			910,342

Stock issued for services rendered by consultants	369,460	782,432	3,690,674
Stock issued for interest	50,544	17,296	89,112
Changes in operating assets and liabilities:

(Increase) decrease in receivables		(113)

(Increase) decrease in prepaid expenses	31,896	(60,338)	(17,362)

Increase (Decrease) in Accounts Payable	79,241	49,393	169,215
Increase (Decrease) in Accrued Expenses	120,476	158,805	(54,755)

Net Cash Provided by (Used in) Operating Activities	(1,338,665)	(938,542)	(4,726,905)

INVESTING ACTIVITIES

( Increase) Decrease in Deposits	(4,200)	1,785	(25,507)

Purchases of fixed assets		(164,393)	(541,536)

(Additions) Decreases to Securities Available for Sale	500,000		0

Net Cash Provided by (Used in) Investing Activities	495,800	(162,608)	(567,043)

FINANCING ACTIVITIES

Preferred Stock issued for cash	57	272	339
Common stock issued for cash	158		1,631
Common Stock issued for Debt	216,716		216,716
Common Stock issued for Accrued Salaries	120,000		120,000

Additional paid in Capital	202,701	787,114	1,530,919
Principal borrowings on notes and Convertible Debentures	225,759	(1,330)	6,679
Increase (Decrease) Due to Shareholder	100,000		100,000

Convertible notes		503,400	503,400
Contributed Capital	499,000		499,000

Increase (Decrease) in Bank Overdraft		(11,534)	0
Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affilliated party	(499,000)		1,000

Net Cash Provided by (Used in) Financing Activities	865,391	1,277,922	4,174,880

Net Increase (Decrease) in Cash	22,526	176,772	30,938

Cash at Beginning of Period	8,410	44,110	0

Cash at End of Period	$30,938	$220,882	$30,938

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt			2,044,592
Preferred stock issued for stock dividend			108
Total			2,044,700

The Following Condensed Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of June 30, 2009

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $9,946,297 during the period from August 2, 2005 (inception) through June 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. INCOME TAXES

As of June 30, 2009

Deferred tax assets:
Net operating tax carry forwards	$3,494,719
Other	-0-
Gross deferred tax assets	3,494,719
Valuation allowance	(3,494,719)

Net deferred tax assets	$-0-

As of  June 30, 2009 the Company has a Deferred Tax Asset of  $3,494,719 completely attributable to net operating loss carry forwards  of approximately $9,984,913 ( which expire 20 years from the date the loss was incurred) consisting of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition and
(b) $9,946,297 attributable to Bio Matrix Scientific Group, Inc. a Nevada corporation (“BMSG”).

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

NOTE 4. RELATED PARTY TRANSACTION

On May 8, 2009  the Company issued 226,540  of its common shares to Bombardier Pacific Ventures, Inc. (“Bombardier”) , a company controlled by David Koos, our Chairman and CEO,  in satisfaction of $11,067 in accrued interest owed to Bombardier by the Company.

On May 8, 2009 the Company issued 1,341,500   of its common shares to Bombardier in satisfaction of $67075 owed to Bombardier by the Company.

As of June 30, 2009, the Company is indebted in the amount of $182,089 to Bombardier. These amounts are  callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

As of June 30, 2009, the Company is also indebted the amount of $1,000 to Bombardier. This amount, along with accrued simple interest at 10%, is due and payable on November 29, 2009.

As of June 30, 2009, the Company is indebted in the amount of $11, 390 to Bombardier. These amounts are  callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

On June 22, 2009 the Company issued 4,000,000 shares of common stock in satisfaction of $120,000 in accrued salary owed to David Koos.

NOTE 5. STOCK TRANSACTIONS

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

Common Stock

On April 21, 2009 the Company issued 800,000 shares of common stock to Preferred Shareholders in exchange for 800,000 shares of preferred stock.
On April 21, 2009 the Company issued 325,000 shares of common stock for services valued at $42,250
On April 24, 2009 the Company issued 53,496 shares of common stock in satisfaction of $6,196 of accrued interest.
On May 8, 2009 the Company issued 226, 540 of its common shares in satisfaction of $11,067 in accrued interest owed by the Company.
On May 8, 2009 the Company issued 1,341,500   of its common shares in satisfaction of $67075 owed by the Company.
On May 8, 2009 the Company issued 461,200   of its common shares in satisfaction of $6984 owed by the Company.
On May 8, 2009 the Company issued 543,767   of its common shares in satisfaction of $28,116 owed by the Company.
On May 8, 2009 the Company issued 234,460   of its common shares in satisfaction of $11,423 owed by the Company.
On May 8, 2009 the Company issued 543,767   of its common shares in satisfaction of $28,116 owed by the Company.
On May 8, 2009 the Company issued 62,360   of its common shares in satisfaction of $3,118 owed by the Company.
On May 15, 2009 the Company issued 780,000 shares of common stock to Preferred Shareholders in exchange for 780,000 shares of preferred stock.
On June 8, 2009 the Company issued 94,000 shares of common stock to Preferred Shareholders in exchange for 94,000 shares of preferred stock
On June 22, 2009 the Company issued 200,000 shares of common stock for services valued at $14,000
On June 22, 2009 the Company issued 4,000,000 shares of common stock in satisfaction of $120,000 in accrued salary owed to an officer.

NOTE 6. PREFERRED STOCK DIVIDEND

On May 15, 2009 the Company paid a dividend of one Series B Preferred Share for every fifty common or preferred shares held of record as of May 5, 2009.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
3,050,478 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding
725,409 Series B Preferred Shares issued and outstanding

• Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 40,284,977 shares issued and outstanding.

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

On January 18, 2008, the Company sold $100,000 face value convertible debenture (“Convertible Debenture”) for an aggregate purchase price of $100,000 to one purchaser.   Interest on the Convertible Debenture shall accrue at a rate of 14% per annum based on a 365 day year.  The Company   shall pay simple interest to the holder on the aggregate unconverted and then outstanding principal amount of this Convertible Debenture at the rate of 14% per annum, payable on the maturity Date, which is January 12, 2010.

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

NOTE 10.  SUBSEQUENT EVENTS

On July 10, 2009 JB Clothing Corporation (“JBCC”) acquired Entest Biomedical, Inc. (“Entest”) a California corporation and wholly owned subsidiary of the Company, from the Company for consideration consisting of (a) the issuance to the Company of 10,000,000 newly issued common shares of JBCC and (b) the return by Mr. Rick Plote of 10,000,000 shares of JBCC’s common stock previously issued to him to JBCC for cancellation. With the return of ten million shares of JBCC’s common stock held by Mr. Plote, the Company has become JBCC’s largest single stockholder owning 71% of the share capital of JBCC and Entest has become a wholly owned subsidiary of JBCC.

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

Material Changes in Financial Condition:

As of June 30, 2009, we had cash on hand of $30,938 and as of September 30, 2008 we had cash on hand of $8,410.

The increase in cash on hand of approximately 267% is primarily attributable to borrowings and sales of our securities.

As of December 31, 2008 we had Securities Available for Sale of $0 as of September 30, 2008 we had Securities Available for Sale of $550,000.

The decrease in Securities Available for Sale of 100% is primarily attributable to the liquidation of 1,000,000 common shares of Freedom Environmental Services, Inc. These shares comprised the Company’s entire portfolio of Securities Available for Sale.

As of June 30, 2009, we had prepaid expenses of $31,400 and as of September 30, 2008 we had prepaid expenses of $49,258.

The decrease in prepaid expenses of approximately 36% is primarily attributable to the recognition of expenses from September 30, 2008 to May 31, 2009 of approximately $37,776 of a prepaid 12 month Contract entered into on March 21, 2008 offset primarily by prepayment of $7,018 of interest expense and $14,000 of consulting expenses.

As of June 30, 2009 we had Other Assets of $25,507   and as of September 30, 2008 we had Other Assets of $21,307.

The increase in Other Assets of approximately 20% is attributable to a security deposit on additional office space.

As of June 30, 2009 we had Accounts Payable of $169,215 and as of September 30, 2008 we had Accounts Payable of $89,974.

The increase   in Accounts Payable of approximately 88% is primarily attributable to an increase in outstanding obligations to outside contractors.

As of June 30, 2009 we had Notes Payable of $337,218 and as of September 30, 2008 we had Notes Payable of $111,459.

The increase in Notes Payable of approximately 200 % is attributable to increased borrowing to cover operational costs.

As of June 30, 2009 we had Accrued Payroll of $271,500 and as of September 30, 2008 we had Accrued Payroll of $150,000.

The increase in Accrued Payroll of approximately 81% is primarily attributable to increases in employee compensation which have accrued and have not yet been paid.

As of June 30, 2009 we had Accrued Expenses of $5,000 and as of September 30, 2008 we had Accrued Expenses of $30,000.

The decrease in Accrued Expenses of approximately 500% is primarily attributable to the forgiveness of $30,000 of accrued expenses offset by $5,000 of accrued expenses incurred pursuant to the Company’s license agreement with the Regents of the University of California

On September 29, 2008, the Company purchased 1,000,000 of the common shares of Freedom Environmental Services, Inc. (“FESI shares”) from Bombardier Pacific Ventures, Inc. (“Bombardier”), a company controlled by David Koos, our Chairman and CEO, for consideration consisting of a Promissory Note (“Note”) in the principal amount of $500,000 issued by BMSN to Bombardier, resulting in an amount owed pursuant to the Note of $500,000 as of September 30, 2008.

Pursuant to the terms and conditions of the Note, the entire principal amount of $500,000 together with accrued simple interest of 10% per annum, is due and payable to Bombardier on November 29, 2009.

On December 21, 2008 Bombardier modified the Promissory Note with BMSN. Bombardier agreed to accept $1,000 en lieu of the original $500,000 payment owed by the Company to Bombardier for the purchase of FESI shares. This resulted in a decrease of $499,000 of the amount due pursuant to the Note as of June 30, 2009, a decrease of approximately 99% from September 30, 2008.

Amounts Due to Shareholder were $100,000 as of June 30, 2009 as opposed to $-0- as of September 30, 2008. This increase is attributable to funds of $100,000 advanced to the company by a non affiliate shareholder in anticipation of structuring a transaction at some future date.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending June 30, 2009 and -0- for the same quarter ending June 30, 2008. Net losses were $ 391,372 for the three months ended June 30, 2009 and $1,063,446 for the same period ended June 30, 2008, a decrease of approximately 63%.

This decrease in Net Losses is primarily attributable to decreased professional and consulting fees incurred by us.

Revenues were -0- for the nine month period ending June 30, 2009 and -0- for the comparable period ending June 30, 2008. Net Losses were $1,990,282 for the nine months ended June 30, 2009 and $ 1,886,583 for the same period ended June 30, 2008, an increase of approximately 5%.

This increase in Net Losses is primarily attributable to a $487,000 loss realized by the Company related to the company’s sale of 1,000,000 common shares of Freedom Environmental Services, Inc. and increased interest expenses attributable to increases in Company indebtedness incurred in order to fund Company operations. offset primarily by decreased increased professional and consulting fees.

Liquidity and Capital Resources

As of  June 30, 2009, we had $30,938  cash on hand and current liabilities of $1,479,666  such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Amounts due to Shareholder, Convertible Notes, Note due to Affiliated Party, Accrued Expenses  and Accrued Interest.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended June, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2009 and ending June 30, 2009, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2009 the Company issued 800,000 shares of common stock to Preferred Shareholders in exchange for 800,000 shares of preferred stock.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On April 21, 2009 the Company issued 325,000 shares of common stock for services valued at $42,250.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On April 24, 2009 the Company issued 53,496 shares of common stock in satisfaction of $6,196 of accrued interest.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On May 8, 2009 the Company issued 226, 540 shares of its common shares in satisfaction of $11,067 in accrued interest owed by the Company

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock

On May 8, 2009 the Company issued 1,341,500   of its common shares in satisfaction of $67075 owed by the Company.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On May 8, 2009 the Company issued 461,200   of its common shares in satisfaction of $6984 owed by the Company.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock

On May 8, 2009 the Company issued 543,767 of its common shares in satisfaction of $28,116 owed by the Company.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On May 8, 2009 the Company issued 234,460   of its common shares in satisfaction of $11,423 owed by the Company.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On May 8, 2009 the Company issued 543,767   of its common shares in satisfaction of $28,116 owed by the Company.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On May 8, 2009 the Company issued 62,360 of its common shares in satisfaction of $3,118 owed by the Company.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On May 15, 2009 the Company issued 780,000 shares of common stock to Preferred Shareholders in exchange for 780,000 shares of preferred stock.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On June 8, 2009 the Company issued 94,000 shares of common stock to Preferred Shareholders in exchange for 94,000 shares of preferred stock.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On June 22, 2009 the Company issued 200,000 shares of common stock for services valued at $14,000.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On June 22, 2009 the Company issued 4,000,000 shares of common stock in satisfaction of $120,000 in accrued salary owed to an officer.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock.

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock

Stock Dividend

On May 15, 2009 the Company paid a dividend of one Series B Preferred Share for every fifty common or preferred shares held of record as of May 5, 2009.

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
Date: August 20, 2009