Form 10-K
period 2009-09-30
Bio-Matrix Scientific Group, Inc.
filed 2010-01-14
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2009
File Number: 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

8885 REHCO RD. SAN DIEGO, CA	92121
(Address of principal executive offices)	(Zip Code)

 (619) 398-3517 ext. 308
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of March 31, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC Bulletin Board of $0.20, was approximately $4,985,475.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of each of the issuer's class of common stock as of January 11, 2010:
Common: 48,333,630
Preferred: 2,975,478
Series AA Preferred: 4,852
Series B Preferred: 725,409

In this annual report, the terms “Bio-Matrix Scientific Group Inc.”,  “Company”,  “us”, “we”, or “our”, unless the context otherwise requires, mean Bio-Matrix Scientific Group,  Inc., a Delaware corporation, and its subsidiaries.

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs
•	the operation of our business; and
•	general economic conditions

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

Item 1. Business

We were organized October 6, 1998, under the laws of the State of Delaware as Tasco International, Inc.
We are in the development stage.

Developments since October 1, 2008:

On October 23, 2008 The Regents of the University of California (“Regents”) and Entest Biomedical, Inc., (“Entest Bio”) a California corporation and wholly owned subsidiary of the Company, executed an Exclusive License Agreement (“ELA”).

Pursuant to the ELA and subject to the limitations set forth in the ELA, The Regents  granted to Entest Bio an exclusive license (the "License") under The Regents’ interest in Provisional Patent Application No. 61/030,316 entitled “SCREENING TEST FOR GESTATIONAL DIABETES MELLITUS” filed

02/21/2008 (UCLA Case No. 2007-523-1 -- “Regents Patent Rights”) in jurisdictions where Regents' Patent Rights exist, to make, have made, use, sell, offer for sale and import Licensed Products (as “Licensed Products” is defined in the ELA) and to practice Licensed Methods (as “Licensed Methods” is defined in the ELA) in all fields of use to the extent permitted by law.

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

Pursuant to the ELA, Entest Bio shall be obligated to pay to The Regents for sales by Entest and sublicensees:

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

Pursuant to the ELA, Entest Bio is also obligated to:

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

On April 8, 2009 we entered into an agreement with Dr. Brian Koos (“Agreement”) whereby Dr. Koos shall be obligated to:

(i)  Advise the Company in determining specific studies and time-lines that are needed (a) to establish the clinical usefulness of a Screening Test for Gestational Diabetes licensed by the Company from the Regents of the University of California  (the "Screening Test") and (b) to create a new rapid analysis method for screening large populations (collectively, the "Technology").

(ii)   Serve on the Company’s Medical Advisory Board ("MAB") in order to provide advice to the Company regarding the Technology and other related technologies or approaches as the Company may from time to time reasonably request.

(iii)  Advise the Company in:

(a) the design and completion of the specific studies that demonstrate the clinical usefulness of the Screening Test  and

(b) establishing and validating a new method for rapid screening of large populations.

The Term of the Agreement is 5 years. Dr. Koos compensation pursuant to the Agreement shall be 325,000 shares of the Company’s common stock (“Consideration Shares”). 250,000 of the Consideration Shares shall be subject to restrictions on transfer and risk of forfeiture (“Share Restrictions”). These Share Restrictions shall no longer apply upon the successful completion of tasks required of Dr. Koos pursuant to the Agreement.

Dr. Brian Koos is currently a professor of Obstetrics and Gynecology at the David Geffen School of Medicine at UCLA.

In May 2009, Entest Bio submitted a Project Summary Report to the U.S. Army Medical Research and Material Command (USAMRMC) for consideration of funding to study the therapeutic potential of Adipose Derived Stem Cells harvested from liposuction for treating Traumatic Brain Injury. As of September 30, 2009, we are awaiting a response from USAMRMC.

On June 3, 2009 Stephen Josephs, Ph.D. and Dr. Brian Koos, M.D. were appointed to the Scientific Advisory Board (“SAB”) of Entest Bio.

Dr.  Josephs is currently serving as Chief Scientific Officer of TherInject LLC, a company involved in the development of pharmaceuticals to be utilized for the treatment of cancer. Dr. Josephs has 34 years of experience in research and clinical product development and production for biologics, gene therapy and medical devices.

Dr. Josephs has previously served as Director of Research and Development for Therapheresis, Inc, Head of Virology and Senior Research Scientist for Baxter Healthcare Corporation, and Director of Molecular Biology at Universal Biotechnology, Inc where Dr. Josephs directed a group performing contract molecular biology services for government and private industry.

Dr. Josephs has also worked for the National Cancer Institute where his duties included studies of the human T-cell leukemia virus as well as sequence determination and functional analyses of HIV. Dr. Josephs is the co-discoverer of human herpesvirus-6, the etiologic agent of Roseola.

Dr. Josephs holds a B.A. in Chemistry, a Ph.D. in Chemistry and has been granted a Professional Certificate in Drug Development and an ADMET process certificate by the University of California, San Diego. Dr. Josephs has also earned a Master of Science in Science Teaching.

Dr. Brian Koos, M.D. is currently Vice Chair and Professor, Obstetrics and Gynecology, at the David Geffen School of Medicine at UCLA as well as a member of the Brain Research Institute of UCLA.

It is anticipated that members of the SAB shall serve as primary research consultants on projects undertaken by the Company and its subsidiary

On July 10, 2009 JB Clothing Corporation (“JBCC”) acquired Entest Bio  from the Company for consideration consisting of (a) the issuance to the Company of 10,000,000 newly issued common shares of

JBCC and (b) the return by Mr. Rick Plote of 10,000,000 shares of JBCC’s common stock previously issued to him to JBCC for cancellation. With the return of ten million shares of JBCC’s common stock held by Mr. Plote, the Company has become JBCC’s largest single stockholder owning 71% of the share capital of JBCC and Entest has become a wholly owned subsidiary of JBCC. As of November 30, 2009, the Company owns approximately 57% of the outstanding shares of JBCC, now renamed Entest BioMedical, Inc. (henceforth, “Entest”).

On October 7, 2009 Entest applied for an Exploratory/Development Phase II grant from the National Cancer Institute (NCI). The application involves perfecting the use of cell lines for sustained release of immunologically relevant cytokines for maximum anti-tumor immune responses in treating cancer. The treatment process will utilize an implantable chamber device as the vaccine delivery system As of August 31, 2009, the grant application had been assigned to a Scientific Review Group for scientific merit evaluation.

On August 11, 2009 Entest filed a provisional patent application with the US Patent and Trademark Office (“Treatment of Chronic Obstructive Pulmonary Disease with Autologous Ex Vivo Modified Macrophages”) for a treatment of Chronic Obstructive Pulmonary Disease.

On August 18, 2009, we entered into an agreement (“Agreement”) with Therinject, LLC, a California Limited Liability Company (“Therinject”) and Dr. Stephen Josephs, PhD.

Pursuant to the Agreement, Therinject and Dr. Josephs shall assist the Company in:

(a) the acquisition, manufacture and sale of medical devices utilized for the therapeutic delivery of cells, proteins and/or amino acids including immuno isolation devices(“Medical Delivery Devices”):

(b) establishing a tumor banking facility

(c) the development and marketing of a therapeutic cancer vaccine utilizing the medical device of for initial use in veterinary applications (“Cancer Vaccine”).

Pursuant to the Agreement, the Company shall be obligated to:

(a) Pay to Therinject yearly royalty payments equal to 2.5% of revenues generated by the Company as a result of:

The Company’s operation of a Tumor Banking facility, provided that such Tumor banking activities have occurred as a direct result of Therinject’s material  contributions pursuant to this Agreement

Sales by the Company of Medical Delivery devices, provided that such sales have occurred as a direct result of Therinject’s material contributions pursuant to this Agreement

Sales by the Company of the Cancer Vaccine, provided that the development and marketing of such Cancer Vaccine has occurred as a direct result of Therinject’s material contributions pursuant to this Agreement.

(b) Pay to Josephs a consulting fee in the amount of $150,000 to be paid in twelve monthly installments of $12,500 (“Fee Installments”) subject to the Agreement’s Terms and Conditions. These Fee installments may be made in cash, common stock of the Company, or any combination thereof at the discretion of the Company.

(c) Issue 2,500,000 common shares (“Shares”) are to be paid to Therinject on or before October 1, 2009. The Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by the Therinject (“Share Restrictions”).  Share restrictions shall lapse upon the successful completion of certain events due primarily to the contributions of Therinject pursuant to the Agreement, provided such events shall have occurred prior to September 1, 2010. Any Shares issued upon which Share Restrictions shall not have lapsed prior to September 1, 2010 shall be returned to the Company for cancellation.

Any and all intellectual property (i) resulting from the efforts of the Parties pursuant to this agreement and (b) comprising or materially related to the Cancer Vaccine shall become the property of Entest.

Any and all intellectual property (i) resulting from the efforts of the Parties pursuant to this agreement and (b) not comprising or materially related to the Cancer Vaccine shall be owned 50% by Therinject and 50% by Entest (“Non Cancer Vaccine IP”).

On October 21, 2009 Entest entered into a Letter of Intent (LOI) with Therinject and Dr. Steven Josephs, PHD regarding the acquisition by the Registrant of 100% of Therinject. Therinject is engaged in cancer research, marker testing / development and “bead” formation used in vaccine development.

The transaction contemplated by the LOI is subject to the execution of a definitive agreement upon mutually acceptable terms and conditions. The provisions of the LOI are non binding on all parties with the exception of provisions regarding access to records for purposes of due diligence, termination of duties to negotiate in good faith, non disclosure of confidential information, disclaimer of liabilities and choice of governing law and venue.

On October 22, 2009, Entest filed a provisional patent application (“Cancer therapy by intratumoral injection of a chemotherapeutic agent in combination with a bioactive immunostimulatory agent”) with the USPTO for a therapy which provides for the simultaneous intratumoral injection of chemotherapeutic agents in combination with immunomodulatory agents in sustained release formulations. The chemotherapeutic agent is for the purpose of directly killing the tumor cells for the release of antigens while the immunomodulatory protein or factor is to stimulate the antigenic response of the host to the antigens.

On November 3, 2009 Entest filed a provisional patent application (“Treatment of Chronic Obstructive Pulmonary Disease By Autologous Stem Cells and Low Level Laser Irradiation”) with the USPTO regarding the use of an autologous stem cell source together with a low level laser irradiation for therapeutic synergy reduction of Chronic Obstructive Pulmonary Disease progression and stimulation of pulmonary regeneration.

In December of 2009, Entest filed a grant application with the National Heart, Lung and Blood Institute (NHLBI) for the development of the company's ENT-576 Laser Device to be used in treating Chronic Obstructive Pulmonary Disease (COPD).

Principal Products and Services:

We intend to engage primarily in:
(a)	Providing biospecimen depository services , namely offering cryopreservation of cellular specimens as well as laboratory processing of cellular specimens and
(b)	Through Entest, our majority owned subsidiary, developing and commercializing therapies, medical devices and medical testing procedures.

Biospecimen depository services are intended to be provided at our 14,562 sq. ft. facility. The facility houses two secure cryogenic stem cell banks, three research laboratories, and aseptic cellular/tissue class 10,000/100 processing lab as well as hematology, microbiology and flow cytometry laboratories.  This facility, formerly occupied by the American Red Cross blood testing laboratories provides in our opinion a significant infrastructure for the establishment of our cellular storage business.

Entest intends to develop and commercialize therapies, medical devices and medical testing procedures. The current strategy of Entest is to (a) license intellectual property (“IP”) for development and commercialization by Entest and (b) fund the development of internally developed IP through obtaining of grants from governmental and other entities. While we believe that Entest will secure such grants, no assurances may be given that such grants will be obtained. We also anticipate funding Entest’s financial needs through sale of equity and/or debt securities. There can be no assurance that funds will be raised through the sale of equity or debt securities on terms favorable to the Company or at all.

Distribution methods of the products or services:

It is anticipated that Entest will enter into licensing and/or sublicensing agreements with outside entities in order that Entest may obtain royalty income on the products and services which it may develop and commercialize.

Competitive business conditions and competitive position in the industry and methods of competition;

We have yet to achieve revenues or profits.  The industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do. We intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects  in which products and services in which we have the greatest potential to secure a competitive advantage  may be developed and commercialized .

To that effect, our majority owned subsidiary has established a Scientific Advisory Board of (the Advisory Board) comprised of individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to us in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner. The members of the Advisory Board have also agreed to act   as consultants on a project by project basis in addition to other services they may provide under any other contractual obligations to us.

Members of the Advisory Board include as follows:

Dr. Brian Koos, MD:

Dr. Koos is Vice Chair and Professor, Obstetrics and Gynecology, at the David Geffen School of Medicine at UCLA as well as a member of the Brain Research Institute of UCLA.

Dr. Steven Josephs, PhD:

Dr.  Josephs is currently serving as Chief Scientific Officer of TherInject LLC, a company involved in the development of pharmaceuticals to be utilized for the treatment of cancer. Dr. Josephs has 34 years of experience in research and clinical product development and production for biologics, gene therapy and medical devices.

Dr. Josephs has previously served as Director of Research and Development for Therapheresis, Inc, Head of Virology and Senior Research Scientist for Baxter Healthcare Corporation, and Director of Molecular Biology at Universal Biotechnology, Inc where Dr. Josephs directed a group performing contract molecular biology services for government and private industry.

Dr. Josephs has also worked for the National Cancer Institute where his duties included studies of the human T-cell leukemia virus as well as sequence determination and functional analyses of HIV. Dr. Josephs is the co-discoverer of human herpesvirus-6, the etiologic agent of Roseola.

Dr. Josephs holds a B.A. in Chemistry, a Ph.D. in Chemistry and has been granted a Professional Certificate in Drug Development and an ADMET process certificate by the University of California, San Diego. Dr. Josephs has also earned a Master of Science in Science Teaching.

Dr. Ewa Carrier, MD

Dr. Carrier is Associate Professor of Clinical Medicine and Pediatrics, University of California San Diego Blood and Marrow Transplant Program.

Dr. Carrier has served as principal investigator for the following clinical protocols:

Protocol For The Use of AMD3100 to Mobilize Peripheral Blood Stem Cells For Collection and Transplantation - Emergency Compassionate Use, Single Patient IND.
Erythropoietic Differentiation of Human ES Cells
CTLA-4 Blockade with MDX-010 to Induce Graft-Versus-Malignancy Effects Following Allogeneic Hematopoietic Stem Cell Transplantation. (NCI Protocol Number P-6082) (closed to accrual).
Phase 3 Randomized, Open-label Clinical Trial of Tanespimycin (KOS-953) plus Bortezomib Compared to
Bortezomib Alone in Patients with Multiple Myeloma in First Relapse [Protocol KAG-301] [Protocol Version 21-JUL-2007]
Autologous Stem Cell Transplant for Myasthenia Gravis
Collection of Bone Marrow from Patients with Multiple Myeloma for Study of New Therapies.
A Pilot Study of High-Dose Immunosuppression and Autologous Stem Cell Infusion in Patients with Systemic Lupus
Erythematosus Refractory to Conventional Therapy (closed to accrual)
Autologous Stem Cell Transplant for Myasthenia Gravis – a retrospective analysis.

Dr Carrier has served as co investigator for the following clinical protocols:

Pilot Study of Allogeneic Peripheral Blood Progenitor Cell Transplantation in Patients with Chemotherapy-Refractory or Poor- Prognosis Metastatic Breast Cancer.
Pilot Study of a Non-Myeloablative Preparative-Regimen for Allogeneic Peripheral Blood Progenitor Cell Transplantation in Patients with Chronic Myeloid and Lymphoid Malignancies.
Phase II Study of a Non-Myeloablative Preparative-Regimen for Allogeneic Hematopoietic Cell Transplantation From Matched Unrelated Donors in Patients with Chronic Myeloid and Lymphoid Malignancies.
A Phase II Study of Tumor-Specific Idiotype (Id) and Soluble GM-CSF Vaccination Following Autologous Peripheral Blood Stem Cell Transplantation in Patients with Low-Grade Non-Hodgkin's Lymphomas.
Phase II Study of FavId (Tumor-Specific Idiotype-KLH) and Soluble GM-CSF Immunotherapy in Patients with Stable or Progressive Grade 1 or 2 Follicular B-Cell Lymphomas [FavId01]
Phase II Trial of Rituxan® plus FavId™ (Tumor-Specific Idiotype-KLH) and GM-CSF Immunotherapy in Patients with Grade 1 or 2 Follicular B-Cell Lymphoma [FavId-04].

We intend to market biospecimen depository services to research institutions directly as well as in conjunction with other entities. To that end, we have entered into the aforementioned agreement with Therinject whereby Therinject shall assist the Company in development of its proposed tumor banking operation.

Sources and availability of raw materials and the names of principal suppliers;

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

We have not been granted any patent or trademark. Through our majority owned subsidiary Entest, we are currently party to the ELA previously discussed in this document. We are also party to the previously mentioned Agreement entered into by and between the Company and Therinject on August 18, 2009. We are not currently party to any labor agreements.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

The products and services which the Company and its subsidiary contemplate developing and commercializing may fall within the definition of several different kinds of regulated products:

1.	Biologic products,

2.	Medical devices,

3.	Human cells, tissues, cellular and tissue-based products.

All of these products would be regulated primarily by the US Food and Drug Administration (“FDA”)

Biologic products:

In the event the product or service is classified as biologic product, it is likely that the FDA would require the submission of Biologics License Application (BLA).

The BLA is regulated under 21 CFR 600 – 680  and is submitted by any legal person or entity who is engaged in manufacture or an applicant for a license who takes responsibility for compliance with product and establishment standard.

Medical Devices:

The US Food and Drug Administration (“FDA” must classify medical devices into one of three regulatory classes: Class I, Class II, or class III. FDA classification of a device is determined by the amount of regulation necessary to provide a reasonable assurance of safety and effectiveness.

Class I devices present minimal potential for harm to the user and are often simpler in design than Class II or Class III devices. These devices are subject only to general controls.

Class II devices are those for which general controls alone are insufficient to assure safety and effectiveness, and additional existing methods are available to provide such assurances. Therefore, Class II devices are also subject to special controls in addition to the general controls of Class I devices. Special controls may include special labeling requirements, mandatory performance standards, and postmarket surveillance.

A Class III device is one for which insufficient information exists to assure safety and effectiveness solely through the general or special controls sufficient for Class I or Class II devices. Such a device needs premarket approval, a scientific review to ensure the device's safety and effectiveness, in addition to the general controls of Class I.

Class III devices are described by the FDA  as those for which "insufficient information exists to determine that general controls are sufficient to provide reasonable assurance of its safety and effectiveness or that application of special controls would provide such assurance and if, in addition, the device is life-supporting or life-sustaining, or for a use which is of substantial importance in preventing impairment of human health, or if the device presents a potential unreasonable risk of illness or injury."

Most Class I devices are exempt from Premarket Notification 510(k); most Class II devices require Premarket Notification 510(k); and most Class III devices require Premarket Approval.

Most Class I devices are exempt from Premarket Notification ; most Class II devices require Premarket Notification (PMN) consisting of notifying the  FDA of their intent to market a medical device at least 90 days in advance; and most Class III devices require Premarket Approval (“PMA”) . The PMA process is more involved than the PMN process and includes the submission of clinical data to support claims made for the device. It is anticipated that many, if not most, of the products that may be developed by Entest will be classified as Class III devices and require a PMA.

Human cells, tissues, cellular and tissue-based products:

Human cells, tissues, cellular and tissue-based products (defined by the FDA as "articles containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion, or transfer into a human recipient”) are regulated primarily pursuant to 21 CFR 1270 which regulates, among other things, donor suitability, records retention, and the inspection of any facilities by authorized inspector of the FDA.

These products and services, if they involve cells or tissues that are highly processed, are used for other than their normal function, are combined with non-tissue components, or are used for metabolic purposes, may also be regulated under the Public Health Safety Act, Section 351, which regulates the licensing of biologic products and requires the submission of an investigational new drug application to the FDA before studies involving humans are initiated.

The types of products or services that we contemplate developing and marketing will also likely be subject to State regulation.

Amount spent during the last fiscal year research and development activities

During the fiscal year ended September 30, 2009 we expended $116,000 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

We have not incurred any unusual or significant costs to remain in compliance with any environmental laws and do not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees.

As of  January 12, 2009, we have  two employees who are full time and one employee who is part time.

Item 2. Properties.

We currently lease a 14,562 sq. ft. facility located at 8885 Rehco Rd., San Diego CA 92121. This facility houses our stem cell processing and storage laboratories as well as our executive offices.  The company also leases approximately 3,000 square feet of office space at 4700 Spring Street, Suite 203, La Mesa California, 91941. The Company subleases this space to Entest, which is currently utilizing the space as office space. We believe that the foregoing properties are adequate to meet our current needs

Item 3. Legal Proceedings.

On October 7, 2008,  a  Complaint  (“Complaint”)  was filed  in the District Court of Clark County Nevada against the Company,  the Company’s Chairman, and   Freedom Environmental Services, Inc. (collectively “Defendants”) by Princeton Research, Inc. (“Princeton”) seeking to recover unspecified General damages in excess of $10,000, unspecified specific damages, an order from the court declaring that the defendants fraudulently conveyed assets from BMXP to the Company, attorney’s fees and cost of suit based on allegations that the sale of  Bio-Matrix Scientific Group, Inc., a Nevada corporation,  to the Company as well as the name change and cessation of operations of Freedom Environmental Services, Inc. constitute a breach of contract by, fraudulent conveyance by,  and unjust enrichment of the Defendants. On November 11, 2008 the company filed a Motion to Dismiss or in the Alternative an Order requiring Princeton to provide a more definitive statement of the allegations contained in the Complaint. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

On December 18, 2009 the attorney for Princeton contacted the Company to inform the Company that Princeton wishes to dismiss its legal action against the Company  with prejudice with each party being responsible for its own costs.  As of January 12, 2010, the Company has yet to determine as to how it intends to respond to Princeton.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell common stock of the Company.

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

October 1, 2007 to September 30, 2008	High	Low
First Quarter	.40	.10
Second Quarter	.63	.11
Third Quarter	1.29	.35
Fourth Quarter	1.02	.20

October 1, 2008 to September 30, 2009	High	Low
First Quarter	.73	.15
Second Quarter	.40	.15
Third Quarter	.24	.06
Fourth Quarter	.15	.07

Holders

As of January 11, 2010, there were approximately 440 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2008. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

On July 20, 2009 the Company issued 68,398 shares of common stock (“Shares”) in satisfaction of $12,318 of accrued interest.

The Offer and Sale of the Shares was exempt from the registration provisions of the Securities Act of 1933 (the “Act”), by reason of Section 4(2) thereof.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On July 20, 2009 the Company issued 75,000 shares of common stock to Preferred Shareholders in exchange for 75,000 shares of preferred stock.

The Offer and Sale of the Shares was exempt from the registration provisions of the Act, by reason of Section 4(2) thereof.

The Shares were offered directly through the management.  No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of  Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On August 20, 2009 the company issued 2,500,000 shares of common stock as prepayment of $300,000 of expenses.

The Offer and Sale of the Shares was exempt from the registration provisions of the Act, by reason of Section 4(2) thereof.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On August 20, 2009   the Company issued 700,000 shares of common stock for services valued at $84,000
The Offer and Sale of the Shares was exempt from the registration provisions of the Act, by reason of Section 4(2) thereof.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares.  There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On September 8, 2009 the Company issued 100,000 shares of common stock for services valued at $9,060
The Offer and Sale of the Shares was exempt from the registration provisions of the Act, by reason of Section 4(2) thereof.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are  not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2009, we had $17,750 cash on hand and current liabilities of $1,585,054 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Accrued Interest and other Expenses and Convertible Notes Payable.

As of September 30, 2008, we had $8,410 cash on hand, $550,000 of securities available for sale and current liabilities of $435,754 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, and Accrued Interest.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, we plan to fund our financial needs through grant funding (which cannot be assured) and, if required, through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to us or at all.)

We cannot assure that we will be successful in obtaining financing necessary to implement our business plan.  We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

Sources of liquidity for us for the fiscal year ended September 30, 2009 consisted primarily of
(a)	the sale of equity securities of the Company and its subsidiary generating cash proceeds of approximately $347,916
(b)	Net borrowings of approximately $285,863

Sources of liquidity for us for the fiscal year ended September 30, 2008 consisted primarily of

(a)	the sale of equity securities of the company generating cash proceeds of approximately $808,885
(b)	Net borrowings of approximately $573,251
(c)	Issuance of Note to related party as consideration for purchase of marketable securities valued at $500,000

Revenues were -0- for the year ended September 30, 2009 and -0- for the year ended September 30, 2008. Net losses were $ 2,487, 965 for the year ended September 30, 2009 and $3,082,074 for the same period ended September 30, 2008, a decrease of approximately 19%.

This decrease in Net Losses is primarily attributable to (a) decreases in operating expenses, recognition of $30,000 of other income attributable to forgiveness of debt to an outside contractor, nonrecoginition by the Company of $93,995 of Entest losses attributable to noncontrolling interest (b) offset primarily by recognition of a loss of $487,900 on sale of marketable securities by the Company.

As of January 12, 2010 we are not party to any binding agreements which would commit us to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are  not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Bio-Matrix Scientific Group Inc.

I have audited the accompanying consolidated balance sheet of Bio-Matrix Scientific Group Inc. as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

Except as discussed in the following paragraph, I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but do not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group Inc. as of September 30, 2009 and 2008 and the results of its operations and changes in stockholders equity and cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company is a going concern.  As discussed in Notes 2 and 7 to the financial statements, the Company has not generated income and has accumulated losses.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/b

/s/ John Kinross-Kennedy
Certified Public Accountant
Irvine, California
January 13, 2010

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet
for the year ended September 30,

	2009	2008

ASSETS

CURRENT ASSETS
Cash	$17,750	$8,410
Securities Available for sale	-	550,000
Pre-paid Expenses	333,398	49,258

Total Current Assets	351,148	607,668

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,868	538,868

Other Assets	25,507	21,307

TOTAL ASSETS	$915,523	$1,167,843

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$227,377	$89,974
Notes Payable	397,322	111,459
Accrued Payroll	342,000	150,000
Accrued Payroll taxes	24,044	29,998
Accrued Interest	84,911	24,323
Accrued expenses	5,000	30,000
Current portion of Convertible Note	503,400	-
Current portion of Note to Affiliated Party	1,000	-
Total Current Liabilities	1,585,054	435,754

LONG TERM LIABILITIES
Convertible Note	-	503,400
Note to Affiliated Party	-	500,000

TOTAL LIABILITIES	1,585,054	1,439,154

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value)
20,000,000 shares authorized; 5,668,547 and 2,975,478
issued and outstanding as of September 30, 2008 and
September 30, 2009	300	567
Series AA Preferred Stock ($0.0001 par value)
100,000 shares authorized; 4,852 issued and outstanding
as of September 30, 2008 and September 30, 2009
Series B Preferred Shares ($0.0001 par value) 2,000,000 shares	73
authorized; 0 and 725, 409 issued and outstanding as of
September 30, 2008 and September 30, 2009
Common Stock, ($.0001 par value) 80,000,000 shares
authorized; 24,870,867 and 43,728,375
shares issued and outstanding as of September 30, 2008 and
September 30, 2009	4,371	2,488
Additional paid in Capital	9,364,701	7,631,648
Contributed capital	499,000	-
Accumulated Other Comprehensive Income (Loss)	-	50,000
Deficit accumulated during the development stage	(10,443,980)	(7,956,014)
Deficit attributable to noncontrolling interest in subsidiary	(93,995)	-

Total Stockholders' Equity (Deficit)	(669,530)	(271,311)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$915,523	$1,167,843

    The Accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Year Ended	Year Ended	From Inception
	September 30, 2009	September 30, 2008	(August 2, 2005)
			through
			September 30,2009

REVENUES
Sales
	$ -	$ -	$ -

Total Revenues	0	0	0

COSTS AND EXPENSES
Research and Development	129,150	185,990	787,057
General and administrative	1,005,880	958,882	4,421,084
Depreciation and amortization		453	2,668
Consulting and professional fees
	871,858	1,875,666	4,630,390
Impairment of goodwill & intangibles			34,688

Total Costs and Expenses	2,006,888	3,020,991	9,875,887

OPERATING LOSS
	(2,006,888)	(3,020,991)	(9,875,887)

OTHER INCOME & (EXPENSES)

Interest Expense
	(117,080)	(61,183)	(204,428)
Interest Income			306
Other income
	30,000	100	30,100
Loss on sale of Available for Sale Securities	(487,900)		(487,900)
Other Expense	(92)		(166)

Total Other Income & (Expenses)
	(575,072)	(61,083)	(662,088)

NET INCOME (LOSS)

	$ (2,581,960)	$ (3,082,074)	$ (10,537,975)

(NET INCOME) LOSS attributable to
noncontrolling interest in Entest Biomedical, Inc	93,995		93,995
Net Loss attributable to common shareholders
	$ (2,487,965)	$ (3,082,074)	$ (10,443,980)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

	(0.076)	(0.12)

Weighted Average Shares Outstanding	32,681,484	25,184,099

    The Accompanying Notes are an integral part of these Financial Statements

The Accompanying Notes are an integral part of these Financial Statements

	Bio Matrix Scientific Group, Inc. and Subsidiaries
	(A Development Stage Company)
	Consolidated Statement of Cash Flow

			Inception (August 2, 2005) to
			September 30, 2009
	Year Ended September 30,2009	Year Ended September 30,2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (2,487,965)	$ (3,082,074)	$ (10,443,980)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense		453	2,667

Stock issued for compensation to employees	24,725		935,067

Stock issued for services rendered by consultants	662,520	1,576,673	3,973,734
Stock issued for prepaid expenses	300,000		300,000
Stock issued for interest	62,862	38,576	101,430
Changes in operating assets and liabilities:
(Increase) decrease in receivables

(Increase) decrease in prepaid expenses	(284,140)	(37,960)	(333,398)

Increase (Decrease) in Accounts Payable	137,403	80,959	227,377

Increase (Decrease) in Accrued Expenses	221,634	189,282	485,902

Increase (Decrease) in Other Comprehensive Income	(50,000)		(50,000)

Loss attributable to Non Controlling interest in subsidiary	(93,995)		(93,995)

Net Cash Provided by (Used in) Operating Activities	(1,506,956)	(1,234,091)	(4,895,196)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) Decrease in Deposits	(4,200)	1,785	(25,507)
Purchases of fixed assets		(173,998)	(541,536)

(Additions) Decreases to Securities Available for Sale	550,000	(500,000)	50,000

Net Cash Provided by (Used in) Investing Activities	545,800	(672,213)	(517,043)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash	57	282	339
Common stock issued for cash	158		1,630
Common Stock issued for Debt	216,716		216,716
Common Stock issued for Accrued Salaries	120,000		120,000

Additional paid in Capital	347,701	808,603	1,675,919
Principal borrowings on notes and Convertible Debentures	285,863	69,851	1,216,778
Increase (Decrease) Due to Shareholder
Convertible notes		503,400	503,400

Contributed Capital	499,000		499,000
Increase (Decrease) in Bank Overdraft		(11,534)

Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affiliated party	(499,000)	500,000	1,000

Net Cash Provided by (Used in) Financing Activities	970,495	1,870,602	5,429,978

Net Increase (Decrease) in Cash
	9,339	(35,702)	17,750

Cash at Beginning of Period	8,410	44,410	0

Cash at End of Period	17,750	8,410	17,750

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt			2,044,592
Preferred stock issued for stock dividend			108
Total			2,044,700

The Following Notes are an integral part of these Financial Statements

			17,939
			(17,750)
			189

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to consolidated Financial Statements
As of September 30, 2009

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio-Matrix Scientific Group Inc. (“BMSG”) a Nevada corporation and a wholly owned subsidiary, and Entest BioMedical, Inc., (“Entest”) a majority owned subsidiary under common control and a Nevada corporation.  Significant inter-company transactions have been eliminated.

C. USE OF ESTIMATES

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

D. DEVELOPMENT STAGE

The Company is a development stage company that devotes substantially all of its efforts in the development of its plan to operate in the field of the development, manufacture and marketing of medical devices and the operation of cellular storage facilities, specifically stem cell banking facilities.

E. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

F. INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are composed of available-for-sale securities. The Company’s investments are categorized as available-for-sale and recorded at estimated fair value, based on quoted market prices, or financial models if quoted market prices are unavailable.  Increases and decreases in fair value are recorded as unrealized gains and losses in Other Comprehensive Income.  Realized gains and losses and declines in fair value judged to be other-than-temporary are included in the Consolidated Statement of Operations as a Gain/ (loss) on sale of investment.
G. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Expenditures that enhance the value of property and equipment are capitalized.

The Company has depreciated property and equipment by the straight-line method over the useful life.

H. INCOME TAXES

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

I. BASIC EARNINGS (LOSS) PER SHARE

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; neither does the Company believe that FSP EITF 03-6-1 would have material effect on its financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB No. 110 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   FAS No. 141 did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2009 consists of the following:

Acquisition cost:	Estimate useful life (year)
Production Equipment	3 to 5	$	US	241,884
Production Clean room	10			78,264
Leasehold improvement	10			197,934
Office equipment	3 to 5			7,250
Computer	3			16,204

Subtotal				541,536
Less accumulated depreciation				(2,668)
Total		$	US	538,868

Depreciation expenses were $0 and $ 453 for the year ended September 30, 2009 and September 30, 2008, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences.

NOTE 5. OPTIONS AND WARRANTS

As of September 30, 2009 the Company has no outstanding exercisable warrants or options.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 10,537, 975 (including $93, 995 in Net Losses attributable to noncontrolling interest in Entest) during the period from August 2, 2005 (inception) through September 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by obtaining governmental and non governmental grants as well as offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or non governmental grant will be obtained by the Company despite the Company’s best efforts.

In May 2009, Entest submitted a Project Summary Report to the U.S. Army Medical Research and Materiel Command (USAMRMC) for consideration of funding to study the therapeutic potential of Adipose Derived Stem Cells harvested from liposuction for treating Traumatic Brain Injury.

On August 3, 2009, Entest sold 1,000,000 of the common shares of Entest to an investor at a price of $0.10 per share.

On September 10, 2009, Entest sold 500,000 of the common shares of Entest to an investor for consideration of $50,000.

NOTE 7. INCOME TAXES

As of September 30 ,2009

Deferred tax assets:
Net operating tax carry forwards	$3,596,041
Other	-0-
Gross deferred tax assets	3,596,041
Valuation allowance	(3,596,041)

Net deferred tax assets	$-0-

As of  September 30, 2009 the Company has a  Deferred Tax Asset of  $3,596,041 completely attributable to net operating loss carry forwards  of approximately $10,576,591 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and
(b) $10,537,975 attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Entest

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

NOTE 8. RELATED PARTY TRANSACTIONS

On July 3, 2006, the Company acquired 100% of the share capital of BMSG from BMXP Holdings, Inc., formerly named Bio-Matrix Scientific Group, Inc. in a reverse acquisition.

David R. Koos, the Chairman, CEO and President of the Company, at the time of the acquisition was the Chairman and Chief Executive Officer of BMXP Holdings Inc. as well as beneficial owner of 24% of the share capital of BMXP Holdings, Inc. Brian Pockett, Vice President, COO and Director of the Company at the time of the acquisition was Chief Operating Officer, Managing Director and a Director of BMXP Holdings Inc. as well as beneficial owner of 14% of the share capital of BMXP Holdings, Inc.

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

On April 4, 2007 – 985,168 shares of the Company’s common stock were issued to Bombardier Pacific Ventures in full satisfaction of $246,292 owed by the Company to Bombardier Pacific Ventures. David R. Koos, the Company’s Chairman of the Board of Directors, President, CEO, Secretary, and Acting CFO is the sole beneficial owner of Bombardier Pacific Ventures.

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

The AA Stock issued to Koos are the only shares of Series AA Preferred Stock outstanding as of July 15, 2008.

On September 29, 2008, the Company purchased 1,000,000 of the common shares of Freedom Environmental Services, Inc. (“FESI shares”) from Bombardier for consideration consisting of a Promissory Note (“Note”) in the principal amount of $500,000 issued by BMSN to Bombardier.

Pursuant to the terms and conditions of the Note, the entire principal amount of $500,000 together with accrued simple interest of 10% per annum, is due and payable to Bombardier on November 29, 2009.

On December 21, 2008 Bombardier modified the Promissory Note with BMSN. Bombardier agreed to accept $1,000 en lieu of the original $500,000 payment owed by the Company to Bombardier for the purchase of FESI shares

On March 2, 2009 the Company issued 1,000,000 of its common shares to Bombardier in satisfaction of $100,000 owed to Bombardier by the Company.

On May 8, 2009 the Company issued 1,341,500 of its common shares to Bombardier in satisfaction of $67,075 owed to Bombardier by the Company.   On May 8, 2009 the Company issued 226,540 of its common shares to Bombardier Pacific Ventures, Inc. (“Bombardier”), a company controlled by David Koos, our Chairman and CEO, in satisfaction of $11,067 in accrued interest owed to Bombardier by the Company.

As of June 30, 2009, the Company is also indebted the amount of $1,000 to Bombardier. This amount, along with accrued simple interest at 10%, is due and payable on November 29, 2009.

As of September 30, 2009, the Company is indebted in the amount of $173,791 to Bombardier (exclusive of the FESI Note). These amounts are callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

On June 22, 2009 the Company issued 4,000,000 shares of common stock in satisfaction of $120,000 in accrued salary owed to David Koos.

NOTE 9. PREFERRED STOCK OFFERINGS

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

October 1, 2008 to December 31, 2008

Common Stock

On December 2, 2008 the Company issued 1,099,999 shares of common stock to Preferred Shareholders in exchange for 1,099,000 shares of the Company’s Preferred Stock which was subsequently retired.

On December 3, 2008 the Company issued 133,124 shares of common stock to holders of the Company’s Convertible Debentures in satisfaction of $ 26,263 of accrued interest and to prepay $7,018 of interest.

Preferred Stock

On December 2, 2008 the Company issued 1,099,999 shares of common stock to Preferred Shareholders in exchange for 1,099,000 shares of the Company’s Preferred Stock which was subsequently retired.

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

January 1, 2009 to March 31, 2009

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

April 1, 2009 to June 30, 2009

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

July 1, 2009 to September 30, 2009

On July 20, 2009 the Company issued 68,398 shares of common stock in satisfaction of $12,318 of accrued interest.
On July 20, 2009 the Company issued 75,000 shares of common stock to Preferred Shareholders in exchange for 75,000 shares of preferred stock.
On August 20, 2009 the company issued 2,500,000 shares of common stock as prepayment of $300,000 of expenses.
On August 20, 2009   the Company issued 700,000 shares of common stock for services valued at $84,000.
On September 8, 2009   the Company issued 100,000 shares of common stock for services valued at $9,060.

Stock Transactions: Entest

On August 3, 2009, Entest sold 1,000,000 of its common shares to an investor at a price of $0.10 per share. Entest permitted the investor to credit $100,000 that the investor had deposited with the Company (“BMSN Deposit”) towards the share purchase. As a result of this transaction, the BMSN Deposit was credited by BMSN to the Company and was applied as follows:

a)	$10,000 was applied to satisfy consideration due to the Company from Entest in connection with the Company providing to Entest the services of Dr. Brian Koos
b)	90,000 will be applied to rental payments due to the Company over the course a sublease agreement between the Company and Entest.

On August 8, 2009 the Entest issued a Restricted Stock Award of 2,000,000 of its common shares to David Koos, Entest’s CEO (“Koos Award”). The Koos Award

a)	may not be transferred or hypothecated until the expiration of a six month period from the issuance date (“Vesting Date”) and
b)	is subject to forfeiture in the event that Koos shall cease serving as Chief Executive Officer of Entest prior to the Vesting Date

On August 31, 2009 Entest issued 50,000 of its common shares to a consultant as consideration for services rendered valued at $200,000.

On September 10, 2009, Entest sold 500,000 of its common shares to an investor for consideration of $50,000.  $45,000 of the proceeds was paid to the Company to be applied to rental payments due to the Company over the course a sublease agreement between the Company and Entest.

NOTE 11. SERIES B PREFERRED STOCK DIVIDEND

On May 15, 2009 the Company paid a dividend of one Series B Preferred Share for every fifty common or preferred shares held of record as of May 5, 2009.

NOTE 12. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
2,975,478 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding
725,409 Series B Preferred Shares issued and outstanding

• Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 43,728,375 shares issued and outstanding.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

On October 7, 2008,  a  Complaint  (“Complaint”)  was filed  in the District Court of Clark County Nevada against the Company,  the Company’s Chairman, and   Freedom Environmental Services, Inc. (collectively “Defendants”) by Princeton Research, Inc. (“Princeton”) seeking to recover unspecified General damages in excess of $10,000, unspecified specific damages, an order from the court declaring that the defendants fraudulently conveyed assets from BMXP to the Company, attorney’s fees and cost of suit based on allegations that the sale of  Bio-Matrix Scientific Group, Inc., a Nevada corporation,  to the Company as well as the name change and cessation of operations of Freedom Environmental Services, Inc constitute a breach of contract by , fraudulent conveyance by,  and unjust enrichment of the Defendants. On November 11, 2008 the company filed a Motion to Dismiss or in the Alternative an Order requiring Princeton to provide a more definitive statement of the allegations contained in the Complaint. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims. On December 18, 2009 the attorney for Princeton contacted the Company to inform the company that Princeton wishes to dismiss the case with prejudice with each party being responsible for its own costs.

NOTE 14. CONVERTIBLE DEBENTURES

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

NOTE 15: ACQUISITION OF BIO-MATRIX SCIENTIFIC GROUP (NEVADA).

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

NOTE 16.  ACQUISITION OF ENTEST

On July 10, 2009 Entest (then called JB Clothing Corporation)   acquired Entest Biomedical, Inc. (“Entest CA”) a California corporation and wholly owned subsidiary of the Company, from the Company for consideration consisting of (a) the issuance to the Company of 10,000,000 newly issued common shares of Entest and (b) the return by Mr. Rick Plote of 10,000,000 shares of Entest’s common stock previously issued to him by Entest for cancellation. With the return of ten million shares of Entest’s  common stock held by Mr. Plote, the Company has  become Entest’s  largest single stockholder, currently  owning 57% of the share capital of Entest as of September 30, 2009  and Entest CA has become a wholly owned subsidiary of Entest. Since the acquisition, Entest has amended its charter to change its name to Entest Biomedical, Inc.

NOTE 17. SUBSEQUENT EVENTS

On October 5, 2009 Entest issued 3,040 of the common shares of Entest to David Koos for consideration consisting of services.

On December 18, 2009 the attorney for Princeton contacted the Company to inform the company that Princeton wishes to dismiss its legal action against the Company with prejudice with each party being responsible for its own costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In connection with a change of accountant,

(a)
During the Company’s two most recent fiscal years and any subsequent interim period preceding such resignation, declination or dismissal there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

(b)	There was no reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K

Item 9A. Controls and Procedures.

Based on his evaluation as of September 30, 2009, our principal executive officer and principal financial officer, David Koos, has concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

David  Koos has served as Chairman, CEO, President, Secretary, and Acting CFO of the BMSN since June 19, 2006,  Chairman CEO, President, Secretary, and Acting CFO of Entest Bio since August 22, 2008 and Chairman , President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer of Entest since June 19, 2009.

Education:

DBA - Finance (December 2003)
Atlantic International University

Ph.D. - Sociology (September 2003)
Atlantic International University

MA - Sociology (June 1983)
University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman , President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest Biomedical, Inc. (a Nevada corporation majority owned by the Company which owns 100% of Entest biomedical, Inc., a California corporation)	June 19, 2009 to the present.
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006 (Secretary) to Present
Chairman CEO, President, Secretary, and Acting CFO	Entest Biomedical, Inc (a California corporation)	August 22, 2008 to the Present
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008
Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present
Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present
Chairman of the Board of Directors, CFO & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003
Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to February 2008

* Amerivet Securities Inc. has not been active during the period as the Chief Executive Officer was on deployment in Iraq through the U.S. Army Reserves.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

Brian Pockett, a former director and officer of the Company, filed one late Form 4  in which two transactions were not reported on a timely basis

David Koos, an officer and director of the Company, filed two  late Form 4s in which five transactions were not reported on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our Directors, officers and employees. The Code is filed as Exhibit A of our Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed with the Commission on August 11, 2006 . A written copy of the Code will be provided upon request at no charge by writing to our Chief Executive Officer, David Koos, at:

DR. DAVID KOOS
BIO-MATRIX SCIENTIFIC GROUP, INC.
8885 REHCO RD, SAN DIEGO, CA 92121

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s sole Director may not be considered independent as he is also an officer. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its sole member is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Because management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by David Koos.

Executive Compensation
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman and CEO	From October 1, 2008 to September 30, 2009	18,000**	0	320,000***					338,000
David Koos Chairman and CEO	From October 1, 2007 to September 30, 2008	7,500	0						7,500
Brian Pockett Vice President, COO and Director*	From October 1, 2008 to September 30, 2009	56,000							56,000
Brian Pockett Vice President, COO and Director	From October 1, 2007 to September 30, 2008	86,200							86,200

* On June 1, 2009,  Mr. Pockett resigned a Director of the Company. Mr. Pocket also resigned as Vice President and Chief Operating Officer of the Company.

** Does not include $312,000 in Accrued Compensation outstanding as of September 30, 2009.

*** includes four million of our common shares issued to David Koos  on June 22, 2009 and a Restricted Stock Award of 2,000,000 common shares of Entest issued to David Koos on  August 8, 2009(“Koos Award”).

The Koos Award

   (a)may not be transferred or hypothecated until  the expiration of a six month period from the issuance date (“Vesting Date”) and

   b) is subject to forfeiture in the event that Koos shall cease serving as Chief Executive Officer of Entest prior to the Vesting Date.

David Koos is not party to an executed employment agreement. From April 2007 until October 2008 we had agreed to compensate David Koos $12,000 per month for his services, exclusive of any bonuses or benefits. From October of 2008 to the present, we have agreed to compensate David Koos $25,000 per month for his services, exclusive of any bonuses or benefits. The majority of this compensation has been accrued.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on January 11, 2010, concerning shares of our common stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Based on 48,333,630 shares  issued and outstanding as of January 11, 2010
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD, SAN DIEGO, CA 92121	4,670,377(a)	9%
Common	All Officers and Directors As a Group(a)	4,670,377(a)	9%
(a)   Includes shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and AFN Trust for which David Koos serves as Trustee.

The following table sets forth information as of the close of business on January 11, 2010, concerning shares of our preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of preferred stock.

Based on 2,975,478 shares issued and outstanding as of January 11, 2010

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD. SAN DIEGO CA 92121	523, 809	17%
Preferred	Copeland Revocable Trust	166,907	5.6%
Preferred	Ronald Williams	205,714	6.9%
Preferred	All Officers and Directors As a Group(c)	523,809	17%

(a)
Includes 458,503 Preferred  Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and AFN Trust for which David Koos serves as Trustee .

The following table sets forth information as of the close of business on January 11, 2010, concerning shares of our Series B preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series B preferred stock.

Based on 725,409  shares  issued and outstanding as of January 11, 2010

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD, SAN DIEGO, CA 92121	96,012	13%
Series B Preferred	All Officers and Directors As a Group(c)	96,012	17%

(a)
Includes 9,171 Preferred Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  and AFN Trust for which David Koos serves as Trustee

The following table sets forth information as of the close of business on January 11, 2010, concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 8885 REHCO RD, SAN DIEGO, CA 92121	4,852	100%
Common	All Officers and Directors As a Group(a)	4,852	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 8, 2009 the Company issued 226,540 of its common shares to Bombardier Pacific Ventures, Inc. (“Bombardier”) , a company controlled by David Koos, our Chairman and CEO,  in satisfaction of $11,067 in accrued interest owed to Bombardier by the Company.

On May 8, 2009 the Company issued 1,341,500   of its common shares to Bombardier in satisfaction of $67, 075 owed to Bombardier by the Company.

As of September 30, 2009, the Company is indebted in the amount of $174,791 to Bombardier.

(a) $173,791 of these amounts are  callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance. $1,000 of these amounts along with accrued simple in

(b) $1,000 of these amounts, along with accrued simple interest at 10%, is due and payable on November 29, 2009. This indebtedness was incurred as a result of the sale of 1,000,000 common shares of Freedom Environmental Services, Inc. to the Company by Bombardier on September 29, 2008 (“Fesi Shares”). The Fesi Shares have since been liquidated by the Company.

On June 15, 2009,  Entest Bio, our then wholly owned subsidiary,  entered into an agreement with us  whereby Entest Bio  has agreed to sublease approximately 3,000 square feet of office space from us  for 36 months commencing on June 30, 2009 and ending on June 30, 2012 for consideration consisting of monthly rental payments of $4,100 per month.

On July 10, 2009, the Company sold 100% of Entest Bio, its wholly owned subsidiary, to Entest (then called JB Clothing Corporation) for consideration consisting of 10,000,000 common shares of  Entest and the cancellation of 10,000,000 common shares held by Rick Plote.

As a result of this transaction, we became the largest shareholder of the Entest.

On June 22, 2009 the Company issued 4,000,000 shares of common stock in satisfaction of $120,000 in accrued salary owed to David Koos.

On August 3, 2009, Entest sold 1,000,000 common shares (“Shares”) to an investor at a price of $0.10 per share for net proceeds to Entest of $100,000. Entest permitted the investor to credit $100,000 that the investor had deposited with us (“BMSN Deposit”) towards the share purchase. As a result of this transaction, the BMSN Deposit was credited by us to Entest and was applied as follows:

(a)	$10,000 was applied to satisfy consideration due to us from the Entest in connection with us providing to Entest the services if Dr. Brian Koos
(b)	$90,000 will be applied to rental payments due to us over the course of the aforementioned sublease agreement between us and Entest Bio.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s sole Director may not be considered independent as he is also an officer. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its sole member is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Because management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by David Koos.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us by Chang G. Park, CPA :

Period beginning Oct 1, 2007 and ending September 30, 2008

Audit Fees	$15,000
Audit Related Fees	$16,500
Tax Fees
All Other Fees

$31,500

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

The following table sets forth the aggregate fees billed by Moore and Associates, Chartered.

Period beginning Oct 1, 2008 and ending September 30, 2009

Audit Fees	$9,000
Audit Related Fees	$6,000
Tax Fees
All Other Fees

$15,000
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

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected  Moore and Company, Chartered’s  independence.

The following sets forth the aggregate fees billed by Seale and Beers, CPAs:

Period beginning Oct 1, 2008 and ending September 30, 2009

Audit Fees
Audit Related Fees	$3,000
Tax Fees
All Other Fees

$3,000

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

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected  Seale and Beers, CPAs’ independence.

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific group, inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: Chairman, Chief Executive Officer, President, Acting Chief Financial Officer
Date: January 13, 2010