Form 10-Q
period 2010-02-08
Bio-Matrix Scientific Group, Inc.
filed 2010-02-09
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes   ☐ No   ☒

There were 47,091,708 shares of Common Stock outstanding as of December 31, 2009.

PART I—FINANCIAL INFORMATION

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

	December 31, 2009	September 30, 2009
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,788	$17,750
Securities Available for sale		0
Pre-paid Expenses	332,646	333,398

Total Current Assets	334,434	351,148

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,868	538,868

Other Assets	25,507	25,507

TOTAL ASSETS	$898,809	$915,523

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$349,509	$227,377
Bank Overdraft	1,358
Notes Payable	391,343	397,322
Accrued Payroll	412,500	342,000
Accrued Payroll taxes	24,798	24,044
Accrued Interest	116,355	84,911
Accrued expenses	5,000	5,000
Current portion of Convertible Note	503,400	503,400
Current portion of Note to Affiliated Party	1,000	1,000
Total Current Liabilities	1,805,263	1,585,054

LONG TERM LIABILITIES
Convertible Note	0	0
Note to Affiliated Party	0	0

TOTAL LIABILITIES	1,805,263	1,585,054

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value
20,000,000 shares authorized; 2,975,478	300	300
issued and outstanding as of September 30, 2009 and December 31, 2009
Series AA Preferred Stock ($0.0001 par value)
100,000 shares authorized, 4852 issued and outstanding
as of September 30, 2009 and December 31, 2009
Series B Preferred Shares ($0.0001 par value) 2,000,000 shares authorized, 725, 409 issued and outstanding as of September 30, 2009 and December 31, 2009	73	73
Common Stock, ($.0001 par value)
80,000,000 shares authorized; 47,091,708 and 43,728,375
shares issued and outstanding as of December 31, 2009 and September 30, 2009	4,709	4,371

Additional paid in Capital	9,576,042	9,364,701

Contributed capital	499,000	499,000

Accumulated Other Comprehensive Income (Loss)
Deficit accumulated during the development stage	(10,839,828)	(10,443,980)
Deficit attributable to noncontrolling interest in subsidiary	(146,749)	(93,995)

Total Stockholders' Equity (Deficit)	(906,453)	(669,530)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$898,809	$915,523

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Quarter Ended	Quarter Ended	From Inception
	December 31, 2009	December 31, 2008	(August 2, 2005)
	(unaudited)	(unaudited)	through
			December 31, 2009
			(unaudited)
REVENUES
Sales
	$-	$-	$-
			0
Total Revenues	0	0	0

COSTS AND EXPENSES
Research and Development	44,495	43,628	831,552
General and administrative	344,934	257,204	4,766,018
Depreciation and amortization			2,668
Consulting and professional fees
	27,729	62,300	4,658,119
Impairment of goodwill & intangibles			34,688

Total Costs and Expenses	417,158	363,132	10,293,045

OPERATING LOSS
	(417,158)	(363,132)	(10,293,045)

OTHER INCOME & (EXPENSES)

Interest Expense
	(31,444)	(25,590)	(235,872)
Interest Income			306
Other income
			30,100
Loss on sale of Available for Sale Securities			(487,900)
Other Expense			(166)

Total Other Income & (Expenses)
	(31,444)	(25,590)	(693,532)

NET INCOME (LOSS)

	$(448,602)	$(388,722)	$(10,986,577)

(NET INCOME) LOSS attributable to
noncontrolling interest in Entest BioMedical, Inc	52,754		146,749
Net Loss attributable to common shareholders
	$(395,848)	$(388,722)	$(10,839,828)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

	(0.009)	(0.015)

Weighted Average Shares Outstanding	45,369,136	25,257,809

The Following Notes are an Integral Part of these Financial Statements

Bio-matrix Scientific Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flow

	Three Months Ended	Three Months Ended	Inception (August 2, 2005) to
	December 31, 2009	December 31, 2008	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (395,848)	$ (388,722)	$ (10,839,828)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense			2,667

Stock issued for compensation to employees	103,476		1,038,543

Stock issued for services rendered by consultants	5,000	3,333	3,978,734
Stock issued for prepaid expenses			300,000
Stock issued for interest			101,430
Changes in operating assets and liabilities:
(Increase) decrease in receivables

(Increase) decrease in prepaid expenses	752	24,601	(332,646)

Increase (Decrease) in Accounts Payable	122,132	33,361	349,509

Increase (Decrease) in Accrued Expenses	102,698	60,469	588,600

Increase (Decrease) in Other Comprehensive Income			(50,000)

Loss attributable to Non Controlling interest in subsidiary	(52,754)		(146,749)

Net Cash Provided by (Used in) Operating Activities	(114,544)	(233,677)	(5,009,740)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) Decrease in Deposits		(4,200)	(25,507)
Purchases of fixed assets			(541,536)

(Additions) Decreases to Securities Available for Sale			50,000

Net Cash Provided by (Used in) Investing Activities		(4,200)	(517,043)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash		15	339
Common stock issued for cash			1,630
Common Stock issued for Debt	98,200		314,916
Common Stock issued for Accrued Salaries			120,000

Additional paid in Capital	5,000	17,902	1,680,919
Principal borrowings on notes and Convertible Debentures	(5,979)	225,350	1,210,799
Increase (Decrease) Due to Shareholder
Convertible notes			503,400

Contributed Capital		499,000	499,000
Increase (Decrease) in Bank Overdraft	1,358		1,358

Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affiliated party		(499,000)	1,000

Net Cash Provided by (Used in) Financing Activities	98,579	243,267	5,528,557

Net Increase (Decrease) in Cash	(15,962)	5,390	1,788

Cash at Beginning of Period	17,750	8,410	0

Cash at End of Period	$ 1,788	$ 13,796	$ 1,788

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt	2,044,592
Preferred stock issued for stock dividend	108
Total	2,044,700

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of December 31, 2009

NOTE 1. BASIS OF PRESENTATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended September 30, 2009 and notes thereto included in the Company's 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $10,986,577 (including $146,749 in net losses attributable to noncontrolling interest in Entest BioMedical, Inc.) during the period from August 2, 2005 (inception) through December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by obtaining governmental and nongovernmental grants as well as offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.  There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or nongovernmental grant will be obtained by the Company despite the Company’s best efforts.

NOTE 3. INCOME TAXES

As of December 31 ,2009

Deferred tax assets:
Net operating tax carry forwards	$3,748,656
Other	-0-
Gross deferred tax assets	3,748,656
Valuation allowance	(3,748,656))

Net deferred tax assets	$-0-

As of  December 31, 2009 the Company has a  Deferred Tax Asset of  $3,748,656 completely attributable to net operating loss carry forwards  of approximately $11,025,193 (which expire 20 years from the date the loss was incurred) consisting of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and
(b) $10,986,577 attributable to the Company, Bio-matrix Scientific Group, Inc, a wholly owned Nevada corporation which shares the name of the Company  and Entest BioMedical, Inc. a Nevada corporation  which is 57% owned by the Company

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain. In addition, the reverse acquisition of BMSG has resulted in a change of control. Internal Revenue Code Sec 382 limits the amount of income that may be offset by net operating loss (NOL) carryovers after an ownership change. As a result, the Company has the Company recorded a valuation allowance reducing all deferred tax assets to 0.

NOTE 4. RELATED PARTY TRANSACTION

On October 5, 2009 Entest BioMedical, Inc. issued 3,040 common shares to David Koos, the company’s CEO, as consideration for services rendered valued at $4,560.

Between October 1, 2009 and December 31, 2009 Bombardier Pacific Ventures (“Bombardier”), a company controlled by David Koos, made net loans to the Company totaling $38,686. These amounts are callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance. As of December 31, 2009 the Company is indebted to Bombardier in the amount of $212,477.

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

On October 19, 2009 the Company issued 50,000 shares of common stock for services valued at $5,000.
On November 16, 2009 the Company issued 3,273,333 shares of common stock in satisfaction of $98,200 of principal indebtedness.
On December 31, 2009 the company issued 40,000 shares of common stock as a contingent payment for services previously rendered.

Entest BioMedical, Inc. Stock Transactions:

On September 10, 2009, Entest BioMedical, Inc. sold 500,000 of its common shares to an investor for consideration of $50,000.  $45,000 of the proceeds was paid to the Company to be applied to rental payments due to the Company over the course a sublease agreement between the Company and Entest BioMedical, Inc.

On October 5, 2009 Entest BioMedical, inc.  issued 3,040 common shares to David Koos as consideration for services rendered valued at $4,560.

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
2,975,478 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding
725,409 Series B Preferred Shares issued and outstanding

• Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 47,091,798 shares issued and outstanding

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 9.  SUBSEQUENT EVENTS

On February 2, 2010 the Company issued 1,433,333 common shares in full satisfaction of a $100,000 face value of convertible debentures bearing interest at 14% per annum.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10Kfor the year ended September 30, 2009. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

Material Changes in Financial Condition:

As of December 31, 2009, we had cash on hand of $1,788 and as of September 30, 2009 we had cash on hand of $17,750.

The increase in cash on hand of approximately 90% is primarily attributable to cash expended to pay for operations.

As of December 31, 2009 we had Accounts Payable of $349,509 and as of September 30, 2009 we had Accounts Payable of $227,377.

The increase in Accounts Payable of approximately 53% is primarily attributable to an increase in outstanding obligations to outside contractors.

As of December 31, 2009 we had Accrued Payroll of $412,500 and as of September 30, 2008 we had Accrued Payroll of $342,000.

The increase in Accrued Payroll of approximately 20% is primarily attributable to increases in employee compensation which have accrued and have not yet been paid.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending December 31, 2009 and -0- for the same quarter ending December 31, 2008. Net losses were $ 395,848 for the three months ended December 31, 2009 and $388,722 for the same period ended December 31, 2008, an increase of approximately 2%.

This increase   in Net Losses is primarily attributable to
(a)	increased general and administrative and income expenses incurred by us offset by
(b)	decreased .professional and consulting fees incurred by us as well as $52, 754 in Net Losses in the quarter ended December 31, 2009 attributable to noncontrolling interest in Entest BioMedical, Inc.

Liquidity and Capital Resources

As of December 31, 2009, we had $1,788 cash on hand and current liabilities of $1,805,263.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on   October 1, 2009 and ending December 31, 2009, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On October 7, 2008,  a  Complaint  (“Complaint”)  was filed  in the District Court of Clark County Nevada against the Company,  the Company’s Chairman, and   Freedom Environmental Services, Inc. (collectively “Defendants”) by Princeton Research, Inc. (“Princeton”) seeking to recover unspecified General damages in excess of $10,000, unspecified specific damages, an order from the court declaring that the defendants fraudulently conveyed assets from BMXP Holdings, Inc. (now Freedom Environmental Services, Inc.) to the Company, attorney’s fees and cost of suit based on allegations that the sale of  Bio-Matrix Scientific Group, Inc., a Nevada corporation,  to the Company as well as the name change and cessation of operations of Freedom Environmental Services, Inc constitute a breach of contract by , fraudulent conveyance by,  and unjust enrichment of the Defendants. On November 11, 2008 the company filed a Motion to Dismiss or in the Alternative an Order requiring Princeton to provide a more definitive statement of the allegations contained in the Complaint. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims. On December 18, 2009 the attorney for Princeton contacted the Company to inform the company that Princeton wishes to dismiss the case with prejudice with each party being responsible for its own costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 19, 2009 the Company issued 50,000 shares of common stock for services valued at $5,000.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof

The shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of shares of common stock

A legend was placed on the certificate that evidences the shares of Common Stock stating that the shares of Common Stock have not been registered under the Securities Act of 1933, as amended (“Act”) and setting forth or referring to the restrictions on transferability and sale of the shares of Common Stock.

On November 16, 2009 the Company issued 3,273,333 shares of common stock in satisfaction of $98,200 of principal indebtedness.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Act by reason of Section 4(2) thereof.

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

On December 31, 2009 the company issued 40,000 shares of common stock as a contingent payment for services previously rendered.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Act by reason of Section 4(2) thereof.

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

On February 2, 2010 the Company issued 1,433,333 common shares in full satisfaction of a $100,000 face value of convertible debentures bearing interest at 14% per annum.

The offer and sale of the shares of common stock was exempt from the registration provisions of the Act by reason of Section 4(2) thereof.

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
Date: February 8, 2010