Form 10-Q
period 2010-03-31
Bio-Matrix Scientific Group, Inc.
filed 2010-05-06
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes   ☐ No   ☒

There were  69,202,111 shares of Common Stock outstanding as of March 31, 2010 .

PART I—FINANCIAL INFORMATION

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

	March 31, 2010	September 30, 2009
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$750	$17,750
Securities Available for sale	-	-
Pre-paid Expenses	279,242	333,398

Total Current Assets	279,992	351,148

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,868	538,868

Other Assets	26,566	25,507

TOTAL ASSETS	$845,426	$915,523

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$125,803	$227,377
Bank Overdraft
Notes Payable	42,486	397,322
Accrued Payroll	178,500	342,000
Accrued Payroll taxes	25,909	24,044
Accrued Interest	112,841	84,911
Accrued expenses	5,000	5,000
Current portion of Convertible Note	333,400	503,400
Current portion of Note to Affiliated Party	1,000	1,000
Total Current Liabilities	824,939	1,585,054

TOTAL LIABILITIES	824,939	1,585,054

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value
20,000,000 shares authorized; 2,975,478 and 2,865,743	286	300
issued and outstanding as of September 30, 2009 and March 31, 2010
Series AA Preferred Stock ($0.0001 par value)
100,000 shares authorized, 4852 issued and outstanding
as of September 30, 2009 and March 31, 2010
Series B Preferred Shares ($0.0001 par value) 2,000,000 shares authorized, 725, 409 issued and outstanding as of September 30, 2009 and March 31, 2010	73	73
Common Stock, ($.0001 par value)
80,000,000 shares authorized; 69,202,111 and 43,728,375 shares issued and outstanding as of
March 31, 2010 and September 30, 2009	6,920	4,371
Additional paid in Capital	10,931,758	9,364,701
Contributed capital	499,000	499,000
Accumulated Other Comprehensive Income (Loss)
Deficit accumulated during the development stage	(11,229,508)	(10,443,980)
Deficit attributable to noncontrolling interest in subsidiary	(188,042)	(93,995)

Total Stockholders' Equity (Deficit)	20,487	(669,530)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$845,426	$915,523

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended	Quarter Ended	Six Months ended	Six Months ended	From Inception
	March 31, 2010	March 31, 2009	March 31, 2010	March 31. 2009	(August 2, 2005)
					through
					March 31, 2010

REVENUES
Sales
	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

COSTS AND EXPENSES
Research and Development	128,254	36,147	172,749	79,775	959,806
General and administrative	248,337	252,395	593,271	509,599	5,014,355
Depreciation and amortization					2,668
Consulting and professional fees
	27,656	403,289	55,385	465,589	4,685,775
Impairment of goodwill & intangibles					34,688

Total Costs and Expenses	404,247	691,831	821,405	1,054,963	10,697,292

OPERATING LOSS
	(404,247)	(691,831)	(821,405)	(1,054,963)	(10,697,292)

OTHER INCOME & (EXPENSES)

Interest Expense
	(26,726)	(30,457)	(58,170)	(56,047)	(262,598)
Interest Income					306
Other income
					30,100
Loss on sale of Available for Sale Securities		(487,900)		(487,900)	(487,900)
Other Expense					(166)

Total Other Income & (Expenses)
	(26,726)	(518,357)	(58,170)	(543,947)	(720,258)

NET INCOME (LOSS)

	$(430,973)	$(1,210,188)	$(879,575)	$(1,598,910)	$(11,417,550)

(NET INCOME) LOSS attributable
to noncontrolling interest in
Entest BioMedical, Inc.	41,293		94,047		188,042
Net Loss attributable to common shareholders
	$(389,680)	$(1,210,188)	$(785,528)	$(1,598,910)	$(11,229,508)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

	$(0.0077)	$(0.0380)	$(0.0164)	$(0.1430)

Weighted Average Shares
Outstanding	47,811,201	47,811,201	47,811,201	11,173,861

The Following Notes are an Integral Part of these Financial Statements

			Inception
	Six Months Ended	Six Months Ended	(August 2, 2005) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(785,528)	$(1,598,910)	$(11,229,508)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation expense			2,667

Stock issued for compensation to employees	179,835		1,114,902

Stock issued for services rendered by consultants	47,000	313,210	4,020,734
Stock issued for prepaid expenses	13,665		313,665
Stock issued for interest	30,269	33,281	131,699
Changes in operating assets and liabilities:
(Increase) decrease in receivables

(Increase) decrease in prepaid expenses	54,156	34,283	(279,242)

Increase (Decrease) in Accounts Payable	(101,574)	(26,667)	125,803

Increase (Decrease) in Accrued Expenses	(133,705)	175,231	352,197

Increase (Decrease) in Other Comprehensive Income			(50,000)

Loss attributable to Non Controlling interest in
subsidiary	(94,047)		(188,042)

Net Cash Provided by (Used in) Operating Activities	(789,929)	(1,069,572)	(5,685,125)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) Decrease in Deposits	(1,059)	(4,200)	(26,566)
Purchases of fixed assets			(541,536)

(Additions) Decreases to Securities Available for Sale		500,000	50,000

Net Cash Provided by (Used in) Investing Activities	(1,059)	495,800	(518,102)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash		57	339
Common stock issued for cash		158	1,630
Common Stock issued for Debt	989,345	100,000	1,206,061
Common Stock issued for Accrued Salaries	304,500		424,500

Additional paid in Capital	5,000	202,701	1,680,919
Principal borrowings on notes and Convertible
Debentures	(354,836)	219,080	861,942
Increase (Decrease) Due to Shareholder		50,000
Convertible notes	(170,000)		333,400

Contributed Capital		499,000	499,000
Increase (Decrease) in Bank Overdraft	-		-

Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affiliated party		(499,000)	1,000

Net Cash Provided by (Used in) Financing Activities	774,009	571,996	6,203,987

Net Increase (Decrease) in Cash	(17,000)	(1,776)	750

Cash at Beginning of Period	17,750	8,410	-

Cash at End of Period	$750	$6,621	$750

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt			2,044,592
Preferred stock issued for stock dividend			108
Total			2,044,700

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of March 31, 2010

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $11,417,550 (including $188,042 in net losses attributable to noncontrolling interest in Entest BioMedical, Inc.) during the period from August 2, 2005 (inception) through March 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. INCOME TAXES

As of March 31 ,2010

Deferred tax assets:
Net operating tax carry forwards	$4,009,656
Other	-0-
Gross deferred tax assets	4,009,656
Valuation allowance	(4,009,656)

Net deferred tax assets	$-0-

As of  March 31, 2010 the Company has a Deferred Tax Asset of  $4,009,656 completely attributable to net operating loss carry forwards of approximately $11,456,166 (which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and
(b) $11,417,550  attributable to the Company, Bio-Matrix Scientific Group, Inc (BMSG), a wholly owned Nevada corporation which shares the name of the Company and Entest BioMedical, Inc. a Nevada corporation  which is 57% owned by the Company.

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

NOTE 4. RELATED PARTY TRANSACTION

On March 31, 2010 the Company issued 3,593,268 shares of common stock (“Shares”) to Bombardier Pacific Ventures, Inc., an entity controlled by the Company’s Chairman and CEO, in satisfaction of $251,529 of debt owed by the Company to Bombardier Pacific Ventures.

Between December 4, 2009 and February 26, 2010, Bombardier Pacific Ventures made loans to Entest BioMedical, Inc. totaling $17,397. The total amount owed by the Company to Bombardier as of February 28, 2010 is $23,390. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.

 During the three months ended February 28, 2010 David Koos, made loans to Entest BioMedical, Inc. totaling $580. These loans and any accrued interest are due and payable at the demand of David Koos and bear simple interest at the rate of 15% per annum.

On March 31, 2010 the Company issued 4,454,994 shares of common stock to David Koos, the Company’s Chairman and CEO, in satisfaction of $304,500 in accrued salary owed by the Company to David Koos.

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

On January 19, 2010 the Company issued 229,607 shares of common stock in satisfaction of $30,269 of accrued interest.

On February 2, 2010 the Company issued 1,433,333 common shares in full satisfaction of a $100,000 face value of convertible debentures bearing interest at 14% per annum.

On February 5, 2010 the Company issued 109,735 shares of common stock to Preferred Shareholders in exchange for 109,735 shares of preferred stock

On February 10, 2010 the Company issued 3,000,000 shares of common stock in satisfaction of $30,000 owed by the Company to holders of the Company’s convertible debentures.

On March 31, 2010 the Company issued 2,511,546 of its common shares in satisfaction of $288,828 of rental expenses

On March 31, 2010 the Company issued 3,593,268 shares of common stock to Bombardier Pacific Ventures, Inc., in satisfaction of $251,529 of debt owed by the Company to Bombardier Pacific Ventures.

On March 31, 2010 the Company issued 6,777,920 shares of common stock in satisfaction of $234,454 of debt owed by the Company to various note holders and holders of the Company’s convertible debentures.

On March 31, 2010 the Company issued 4,454,994 shares of common stock to David Koos, the Company’s Chairman and CEO, in satisfaction of $304,500 in accrued salary owed by the Company to David Koos.

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
2,865,743 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding
725,409 Series B Preferred Shares issued and outstanding

• Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 69,202,111 shares issued and outstanding.

NOTE 7. CONVERTIBLE DEBENTURES

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

On February 10, 2010 the Company issued 3,000,000 shares of common stock in satisfaction of $30,000 owed by the Company to holders of the Company’s convertible debentures bearing interest at 12% per annum.

On March 31, 2010 the Company issued 4,000,000 shares of common stock in satisfaction of $40,000 owed by the Company to holders of the Company’s convertible debentures bearing interest at 12% per annum.

NOTE 8. SUBSEQUENT EVENTS

On April 12, 2010 the Company issued 160,000 shares of common stock to Preferred Shareholders in exchange for 160,000 shares of preferred stock.

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

Material Changes in Financial Condition:

As of March 31, 2010, we had cash on hand of $750 and as of September 30, 2009 we had cash on hand of $17,750 .

The decrease in cash on hand of approximately 96% is primarily attributable to cash expended to pay for operations.

As of March 31, 2010 we had prepaid expenses of $279, 242 and as of September 30, 2009 we had prepaid expenses of  $333,398.

The decrease in prepaid expenses of approximately 16% is primarily attributable to the recognition of $70,792 of  $300,000 of expenses  prepaid in the year ended September 30, 2009 offset by $13,664 of  rental expenses on the Company’s facilities prepaid in the quarter ended March 31, 2010 .

As of March 31, 2010 we had Accounts Payable of  $125,803 and as of September 30, 2009 we had Accounts Payable of  $227,377.

The  decrease  in Accounts Payable of approximately  46% is primarily attributable to  satisfaction of $275,163 in  outstanding obligations through the issuance of common stock offset by $175,589 in additional obligations to outside contractors and vendors.

As of March 31, 2010 we had Notes Payable of $42,486 and as of September 30, 2009 we had Notes Payable of $397,322.

The decrease in Notes Payable of approximately 89% is  primarily attributable to  $378,806 in payments on principal amounts due made over the six months ended March 31, 2010 offset by $23,970 in amounts borrowed by Entest BioMedical, Inc. over the six months ended March 31, 2010.

As of March 31, 2010 we had Accrued Payroll of $178,500 and as of September 30, 2008 we had Accrued Payroll of  $342,000.

The decrease in Accrued Payroll of approximately 48% is primarily attributable to  the satisfaction of $304,500 of accrued salaries accomplished through the issuance of common stock offset by continuing accrual of officer’s salary during the six months ended March 31, 2010 .

As of March 31, 2010 we had accrued payroll taxes of $25, 909 and as of September 30, 2009 we had accrued payroll taxes of $24, 044.

The increase in accrued payroll taxes of approximately 7% is primarily attributable to increases in amounts payable in State and Federal taxes related to compensation paid by us.

As of March 31, 2010 we had accrued interest  of $112,841 and as of September 30, 2009 we had accrued interest of $84,911.

The increase in accrued interest of approximately 32% is primarily attributable to continued accrual of interest due on interest bearing obligations of the Company offset by stock issued during quarter ended March 31, 2010 in satisfaction of $30,269 in accrued interest.

As of March 31, 2010 we had Convertible Notes outstanding of $333,400 and as of September 30, 2009 we had Convertible Notes outstanding of $503,400.

The decrease in Convertible Notes outstanding of approximately 33% is primarily attributable to the satisfaction of $170,000 face value of Convertible Notes outstanding through issuance of common stock

Material Changes in Results of Operations

Revenues were -0- for the quarter ending  March 31, 2010 and -0- for the same quarter ending March 31, 2009. Net losses were $ 389,680  for the three  months ended  March 31 , 2010 and  $1,210,188  for the same period ended March 31, 2009, a decrease of approximately 67%.

This increase   in Net Losses is primarily attributable to
(a)	decreased .professional and consulting fees incurred by us
(b)	loss on sale of available for sale securities partially offset by
(c)	increased research and development expenses, interest expense, and losses attributable to noncontrolling interest in Entest BioMedical, Inc.

Revenues were -0- for the six months ending  March 31, 2010 and -0- for the same period ending March 31, 2009. Net losses were $785,528 for the six months ended March 31, 2010 and $1,598,910 for the same period ended March 31, 2009, a decrease of approximately 51%.

This increase   in Net Losses is primarily attributable to
(d)	decreased .professional and consulting fees incurred by us
(e)	loss on sale of available for sale securities partially offset by
(f)	increased research and development expenses, general and administrative expenses, interest expenses and losses attributable to noncontrolling interest in Entest BioMedical, Inc.

Liquidity and Capital Resources

As of March 31, 2010, we had $750 cash on hand and current liabilities of $824,939.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended March 31, 2010.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2010  and ending  March 31, 2010 , David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On October 7, 2008,  a  Complaint  (“Complaint”)  was filed  in the District Court of Clark County Nevada against the Company,  the Company’s Chairman, and   Freedom Environmental Services, Inc. (collectively “Defendants”) by Princeton Research, Inc. (“Princeton”) seeking to recover unspecified General damages in excess of $10,000, unspecified specific damages, an order from the court declaring that the defendants fraudulently conveyed assets from BMXP to the Company, attorney’s fees and cost of suit based on allegations that the sale of  Bio-Matrix Scientific Group, Inc., a Nevada corporation,  to the Company as well as the name change and cessation of operations of Freedom Environmental Services, Inc. constitute a breach of contract by , fraudulent conveyance by,  and unjust enrichment of the Defendants. On November 11, 2008 the company filed a Motion to Dismiss or in the Alternative an Order requiring Princeton to provide a more definitive statement of the allegations contained in the Complaint. On December 18, 2009 the attorney for Princeton contacted the Company to inform the Company that Princeton wishes to dismiss the case with prejudice with each party being responsible for its own costs.  Subsequently, Princeton filed  (a) a Motion with the Court seeking to amend its complaint by adding an additional cause of action for breach of contract related to Princeton’s claim that the Company failed to remove restrictions on stock paid to Princeton and (b) a Counter Motion seeking the voluntary dismissal of all claims excepting the newly added claim. The Company opposed both motions, as a voluntary dismissal would result in no judgment being rendered on the original claims and such action would prevent the Company from collecting attorney’s fees from Princeton. The Court granted Princeton’s request for the addition of a cause of action relating to the addition of   an additional cause of action for breach of contract related to Princeton’s claim that the Company failed to remove restrictions on stock paid to Princeton and denied Princeton’s request for voluntary dismissal of all claims except the newly added claim. Summary Judgment was granted by the Court in Favor of the Company on April 5, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2010 the Company issued 229,607 shares of common stock (“Shares”) in satisfaction of $30,269 of accrued interest.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On February 2, 2010 the Company issued 1,433,333 common shares in full satisfaction of a $100,000 face value of convertible debentures.

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

On February 5, 2010 the Company issued 109,735 shares of common stock (“Shares”) to Preferred Shareholders in exchange for 109,735 shares of preferred stock.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On February 10, 2010 the Company issued 3,000,000 of its common shares (“Shares”) in satisfaction of $30,000 owed by the Company to holders of  the Company’s convertible debentures.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 31, 2010 the Company issued 2,511,546 of its common shares (“Shares”)  as consideration for $288,828 of  rental payments.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 31, 2010 the Company issued 3,593,268 shares of common stock (“Shares”) to Bombardier Pacific Ventures, Inc., an entity controlled by the Company’s Chairman and CEO,   in satisfaction of $251,529 of debt owed by the Company to Bombardier Pacific Ventures.

The Offer and Sale of the Shares was exempt from the registration provisions of the Act , by reason of Section 4(2) thereof.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 31, 2010 the Company issued 6,777,920 shares of common stock (“Shares”) in satisfaction of $234,454 of debt owed by the Company to various note holders and holders of the Company’s convertible debentures.

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

  A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 31, 2010 the Company issued 4,454,994 shares of common stock (“Shares”) to David Koos, the Company’s Chairman and CEO, in satisfaction of $304,500 in accrued salary owed by the Company to David Koos.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On April 12, 2010 the Company issued 160,000 shares of common stock (“Shares”) to Preferred Shareholders in exchange for 160,000 shares of preferred stock.
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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

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
Date: May 3, 2010