Form 10-K/A
period 2009-09-30
Bio-Matrix Scientific Group, Inc.
filed 2010-07-15
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

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
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

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

The transaction contemplated by the LOI is subject to the execution of a definitive agreement upon mutually acceptable terms and conditions. The provisions of the LOI are non-binding on all parties with the exception of provisions regarding access to records for purposes of due diligence, termination of duties to negotiate in good faith, non disclosure of confidential information, disclaimer of liabilities and choice of governing law and venue.

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

Number of total employees and number of full-time employees .

As of  January 12, 2009, we have  two employees who are full time and one employee who is part time.

Item 2. Properties .

We currently lease a 14,562 sq. ft. facility located at 8885 Rehco Rd., San Diego CA 92121. This facility houses our stem cell processing and storage laboratories as well as our executive offices.  The company also leases approximately 3,000 square feet of office space at 4700 Spring Street, Suite 203, La Mesa California, 91941. The Company subleases this space to Entest, which is currently utilizing the space as office space. We believe that the foregoing properties are adequate to meet our current needs.

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

I have audited the accompanying consolidated balance sheet of Bio-Matrix Scientific Group Inc. as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2009 and 2008,  and the period from inception (August 2, 2005) to September 30, 2009. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group Inc. as of September 30, 2009 and 2008 and the results of its operations and changes in stockholders’ equity and cash flows for the years ended September 30, 2009 and 2008, and the period from inception (August 2, 2005) to September 30, 2009 in conformity with accounting principles generally accepted in the United States.

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
			through
			September 30,2009

REVENUES
Sales
	$-	$-	$-

Total Revenues	0	0	0

COSTS AND EXPENSES
Research and Development	129,150	185,990	787,057
General and administrative	1,005,880	958,882	4,421,084
Depreciation and amortization		453	2,668
Consulting and professional fees
	871,858	1,875,666	4,630,390
Impairment of goodwill & intangibles			34,688

Total Costs and Expenses	2,006,888	3,020,991	9,875,887

OPERATING LOSS
	(2,006,888)	(3,020,991)	(9,875,887)

OTHER INCOME & (EXPENSES)

Interest Expense
	(117,080)	(61,183)	(204,428)
Interest Income			306
Other income
	30,000	100	30,100
Loss on sale of Available for Sale Securities	(487,900)		(487,900)
Other Expense	(92)		(166)

Total Other Income & (Expenses)
	(575,072)	(61,083)	(662,088)

NET INCOME (LOSS)

	$(2,581,960)	$(3,082,074)	$(10,537,975)

(NET INCOME) LOSS attributable to
noncontrolling interest in Entest Biomedical, Inc	93,995		93,995
Net Loss attributable to common shareholders
	$(2,487,965)	$(3,082,074)	$(10,443,980)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.076)	(0.12)

Weighted Average Shares Outstanding	32,681,484	25,184,099

     The Accompanying Notes are an integral part of these Financial Statements

The Accompanying Notes are an integral part of these Financial Statements

Bio Matrix Scientific Group, Inc. and Subsidiaries (A Development Stage Company) Consolidated Statement of Cash Flow

	Year Ended September 30,2009	Year Ended September 30,2008	Inception (August 2, 2005) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(2,487,965)	$(3,082,074)	$(10,443,980)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense		453	2,667

Stock issued for compensation to employees	24,725		935,067

Stock issued for services rendered by consultants	662,520	1,576,673	3,973,734
Stock issued for prepaid expenses	300,000		300,000
Stock issued for interest	62,862	38,576	101,430
Changes in operating assets and liabilities:
(Increase) decrease in receivables

(Increase) decrease in prepaid expenses	(284,140)	(37,960)	(333,398)

Increase (Decrease) in Accounts Payable	137,403	80,959	227,377

Increase (Decrease) in Accrued Expenses	221,634	189,282	485,902

Increase (Decrease) in Other Comprehensive Income	(50,000)		(50,000)

Loss attributable to Non Controlling interest in subsidiary	(93,995)		(93,995)

Net Cash Provided by (Used in) Operating Activities	(1,506,956)	(1,234,091)	(4,895,196)

CASH FLOWS FROM INVESTING ACTIVITIES

( Increase) Decrease in Deposits	(4,200)	1,785	(25,507)
Purchases of fixed assets		(173,998)	(541,536)

(Additions) Decreases to Securities Available for Sale	550,000	(500,000)	50,000

Net Cash Provided by (Used in) Investing Activities	545,800	(672,213)	(517,043)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash	57	282	339
Common stock issued for cash	158		1,630
Common Stock issued for Debt	216,716		216,716
Common Stock issued for Accrued Salaries	120,000		120,000

Additional paid in Capital	347,701	808,603	1,675,919
Principal borrowings on notes and Convertible Debentures	285,863	69,851	1,216,778
Increase (Decrease) Due to Shareholder
Convertible notes		503,400	503,400

Contributed Capital	499,000		499,000
Increase (Decrease) in Bank Overdraft		(11,534)

Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affiliated party	(499,000)	500,000	1,000

Net Cash Provided by (Used in) Financing Activities	970,495	1,870,602	5,429,978

Net Increase (Decrease) in Cash	9,339	(35,702)	17,750
Cash at Beginning of Period	8,410	44,410	0

Cash at End of Period	17,750	8,410	17,750

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt			2,044,592
Preferred stock issued for stock dividend			108
Total			2,044,700

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2009 consists of the following:

Acquisition cost:	Estimate useful life (year)
Production Equipment	3 to 5	$US	241,884
Production Clean room	10		78,264
Leasehold improvement	10		197,934
Office equipment	3 to 5		7,250
Computer	3		16,204

Subtotal			541,536
Less accumulated depreciation			(2,668)
Total		$US	538,868

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

Item 9A. Controls and Procedures.

Our management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Our internal controls over financial reporting includes those policies and procedures that:

*   pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

*   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our business are being made only in accordance with authorizations of our management and directors; and

*   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, no absolute, assurance that the objectives of the control systems are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Because of the inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected.  We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Our Chief Executive Officer and Acting Chief Financial Officer, has conducted  an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2010.  Management’s assessment of internal controls over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter  ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

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

Brian Pockett, a former director and officer of the Company, filed one late Form 4  in which two transactions were not reported on a timely basis.

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

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3(i) (1)	Certificate of Incorporation (1)
3(i) (2)	Certificate of amendment dated August 22, 2006(2)
3(1) (3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(ii)(1)	Bylaws(5)
3(ii) (2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	License Agreement The Regents of the University of California and Entest Biomedical, Inc.(10)
10.4	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(12)
10.6	Agreement by and between Bio-Matrix Scientific Group, Inc., Therinject LLC and Dr. Stephen Josephs(13)
10.7	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(14)
10.8	Agreement by and Between Hazard Commercial Complex LLC and the Company(15)
14.1	Code of Ethics(16)
31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT DATED JULY 12, 2010
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT DATED JULY 12, 2010
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT DATED JULY 12, 2010
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT DATED JULY 12, 2010

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)
Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and   Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008

(10)	License Agreement The Regents of the University of California and Entest Biomedical, Inc. incorporated by reference to Exhibit 10(1) of Form 8-K dated November 6, 2008
(11)
Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.

(12)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(13)	Agreement by and between Bio-Matrix Scientific Group, Inc., Therinject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(14)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(15)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(16)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: Chairman, Chief Executive Officer, President, Acting Chief Financial Officer
Date: July 12, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Koos David R. Koos	Chairman of the Board	July 12, 2010