Form 10-Q/A
period 2010-03-31
Bio-Matrix Scientific Group, Inc.
filed 2010-07-16
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [   ]   No [X]

There were 69,202,111 shares of Common Stock outstanding as of March 31, 2010.

Pursuant to this Form 10-Q/A, the registrant amends "Item 6. Exhibits” and Exhibits 31.1, 31.2, 32.1, and 32.2 for the   Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio- Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer
Date: July 12, 2010