Form 10-Q
period 2010-06-30
Bio-Matrix Scientific Group, Inc.
filed 2010-07-27
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2010

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

1010 University Avenue #40, San Diego, California	92103
(Address of Principal Executive Offices)	(Zip Code)

(619) 398-3517
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [   ]   No [X]

There were 70,404,033 shares of Common Stock outstanding as of June 30, 2010.

PART I—FINANCIAL INFORMATION

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$50,913	$17,750
Securities Available for sale	-	-
Pre-paid Expenses	197,927	333,398
Employee receivable	1,396
Total Current Assets	250,236	351,148

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,868	538,868

Other Assets	26,566	25,507
TOTAL ASSETS	$815,670	$915,523

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$180,681	$227,377
Bank Overdraft	-	-
Notes Payable	195,001	397,322
Accrued Payroll	299,000	342,000
Accrued Payroll taxes	27,714	24,044
Accrued Interest	128,278	84,911
Accrued expenses	5,000	5,000
Current portion of Convertible Note	333,400	503,400
Current portion of Note to Affiliated Party	1,000	1,000
Total Current Liabilities	1,170,074	1,585,054

TOTAL LIABILITIES	1,170,074	1,585,054

STOCKHOLDERS' EQUITY
Preferred Stock ($.0001 par value 20,000,000 shares authorized; 2,975,478 and 1,963,821 issued and outstanding as of September 30, 2009 and June 30, 2010	197	300
Series AA Preferred Stock ($0.0001 par value) 100,000 shares authorized, 4852 issued and outstanding as of September 30, 2009 and June 30, 2010	-	-
Series B Preferred Shares ($0.0001 par value) 2,000,000 shares authorized, 725, 409 issued and outstanding as of September 30, 2009 and June 30, 2010	73	73
Common Stock, ($.0001 par value) 80,000,000 shares authorized; 70,404,033, and 43,728,375 shares issued and outstanding as of June 30, 2010 and September 30, 2009	7,040	4,371
Additional paid in Capital	10,931,758	9,364,701
Contributed capital	499,000	499,000
Accumulated Other Comprehensive Income (Loss)	-	-
Deficit accumulated during the development stage	(11,556,734)	(10,443,980)
Deficit attributable to non-controlling interest in subsidiary	(235,729)	(93,995)

Total Stockholders' Equity (Deficit)	(354,395)	(669,530)

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY	$815,670	$915,523

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES (A Development Stage Company) Consolidated Statements of Operations

					From Inception
					(August 2, 2005)
	Quarter Ended	Quarter Ended	Nine Months ended	Nine Months ended	through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30. 2009	June 30 2010
	(unaudited)	(unaudited)	(unaudited	(unaudited)	(unaudited)

REVENUES
Sales	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

COSTS AND EXPENSES
Research and Development	69,687	36,248	242,436	116,023	1,029,493
General and administrative	266,027	267,693	859,298	777,292	5,280,382
Depreciation and amortization	-	-	-	-	2,668
Consulting and professional fees
	23,762	85,985	79,147	551,574	4,709,537
Impairment of goodwill & intangibles	-	-	-	-	34,688

Total Costs and Expenses	359,476	389,926	1,180,881	1,444,889	11,056,768

OPERATING LOSS	(359,476)	(389,926)	(1,180,881)	(1,444,889)	(11,056,768)

OTHER INCOME & (EXPENSES)

Interest Expense	(15,437)	(31,354)	(73,607)	(87,401)	(278,035)
Interest Income					306
Other income	-	30,000	-	30,000	30,100
Loss on sale of Available for Sale Securities	-	-	-	(487,900)	(487,900)
Other Expense	-	(92)	-	(92)	(166)

Total Other Income & (Expenses)	(15,437)	(1,446)	(73,607)	(545,393)	(735,695)
NET INCOME (LOSS)	$(374,913)	$(391,372)	$(1,254,488)	$(1,990,282)	$(11,792,463)

(NET INCOME) LOSS attributable to
non-controlling interest in Entest BioMedical, Inc	47,687	-	141,734	-	235,729

Net Loss attributable to common shareholders	$(327,226)	$(391,372)	$(1,112,754)	$(1,990,282)	$(11,556,734)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.0040)	$(0.0100)	$(0.0202)	$(0.0700)	-

Weighted Average Shares Outstanding	70,131,041	34,525,105	54,997,660	29,327,540	-

The Following Notes are an Integral Part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow

			Inception
	Nine Months Ended	Nine Months Ended	(August 2, 2005) to
	June 30, 2010	June 30, 2009	June 30,2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,112,754)	$(1,990,282)	$(11,556,734)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	179,835		1,114,902
Stock issued for services rendered by consultants	47,000	369,460	4,020,734
Stock issued for prepaid expenses	13,665		313,665
Stock issued for interest	30,269	50,544	131,699
Changes in operating assets and liabilities:
(Increase) decrease in receivables
(Increase) decrease in prepaid expenses	135,471	31,896	(197,927)
Increase (Decrease) in Accounts Payable	(46,698)	79,241	180,681
Increase (Decrease) in Accrued Expenses	4,037	120,476	489,939
Increase (Decrease) in Other Comprehensive Income			(50,000)
(Increase) Decrease in Employee Receivable	(1,396)		(1,396)
Loss attributable to Non Controlling interest in
subsidiary	(141,734)		(235,729)

Net Cash Provided by (Used in) Operating Activities	(892,305)	(1,338,665)	(5,787,499)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) Decrease in Deposits	(1,059)	(4,200)	(26,566)
Purchases of fixed assets			(541,536)

(Additions) Decreases to Securities Available for Sale	-	500,000	50,000

Net Cash Provided by (Used in) Investing Activities	(1,059)	495,800	(518,102)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred Stock issued for cash	-	57	339
Common stock issued for cash	-	158	1,630
Common Stock issued for Debt	989,345	216,716	1,206,061
Common Stock issued for Accrued Salaries	304,500	120,000	424,500

Additional paid in Capital	5,000	202,701	1,680,919
Principal borrowings on notes and Convertible
Debentures	(202,321)	202,701	1,014,457
Increase (Decrease) Due to Shareholder		225,759
Convertible notes	(170,000)	100,000	333,400
Contributed Capital		499,000	499,000
Increase (Decrease) in Bank Overdraft	-	-	-
Net borrowings from related parties			1,195,196
Increase (Decrease) in Notes from Affiliated party	-	(499,000)	1,000

Net Cash Provided by (Used in) Financing Activities	926,524	865,391	6,356,502

Net Increase (Decrease) in Cash	33,160	22,526	50,913

Cash at Beginning of Period	17,750	8,410	-
Cash at End of Period	$50,913	$30,938	$50,913

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt	-	-	2,044,592
Preferred stock issued for stock dividend	-	-	108
Total	-	-	2,044,700

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of June 30, 2010

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $11,792,463 (including $251,227 in net losses attributable to non-controlling interest in Entest BioMedical, Inc.) during the period from August 2, 2005 (inception) through June 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. INCOME TAXES

As of June 30 ,2010

Deferred tax assets:
Net operating tax carry forwards	$4,022,566
Other	-0-
Gross deferred tax assets	4,022,566
Valuation allowance	(4,022,566)

Net deferred tax assets	$-0-

As of  June 30 , 2010 the Company has a Deferred Tax Asset of $4,022,566 completely attributable to net operating loss carry forwards  of approximately $11,831,079 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and
(b) $11,792,463  attributable to the Company, Bio-Matrix Scientific Group, Inc (BMSG), a wholly owned Nevada corporation which shares the name of the Company and Entest BioMedical, Inc. a Nevada corporation which is 57% owned by the Company.

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

NOTE 4. RELATED PARTY TRANSACTION

Between  April 1, 2010 and June 30, 2010, Bombardier Pacific Ventures, a Company controlled by David Koos, the Company’s CEO,  made loans to the Company totaling 45,835 dollars . The total amount owed by the Company to Bombardier as of June 30, 2010 is $45,835. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.
Between April 1, 2010 and June 30, 2010 David Koos, the Company’s CEO, made loans to the Company totaling 278 dollars. The total amount owed by the Company to Mr. Koos as of June 30, 2010 is $7,694. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

During the three months ended May 31, 2010 David Koos, made loans to Entest BioMedical, Inc. totaling $50,120. The total amount owed by Entest to Mr. Koos as of May 31, 2010 is $50,700.These loans and any accrued interest are due and payable at the demand of David Koos and bear simple interest at the rate of 15% per annum.

During the three months ended May 31, 2010 Bombardier Pacific Ventures, made loans to Entest BioMedical, Inc. totaling $49,981. The total amount owed by Entest to Bombardier as of May 31, 2010 is $73,372. These loans and any accrued interest are due and payable at the demand of Bombardier Pacific Ventures and bear simple interest at the rate of 15% per annum.

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

During the nine months ended June 30, 2010:

The Company issued 350,000 shares of common stock for services valued at $47,000.
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
The Company issued 1,011,657 shares of common stock to Preferred Shareholders in exchange for 1,011,657 shares of preferred stock.
The Company issued 3,000,000 shares of common stock in satisfaction of $30,000 owed by the Company to holders of the Company’s convertible debentures.
The Company issued 2,511,546 of its common shares in satisfaction of $288,828 of rental expenses.
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

During the nine months ended May 31, 2010, Entest BioMedical, Inc.:

Sold 500,000 common shares for $50,000 of which $45,000 was deposited with BMSN to be applied to rental payments due to the Company over the course of sublease agreement between the Company and Entest BioMedical, Inc.

Issued 3,040 common shares to David Koos as consideration for services rendered valued at $4,560.

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
1,963,821 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding.
725,409 Series B Preferred Shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 70,404,033 shares issued and outstanding.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K/A for the year ended September 30, 2009. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

Material Changes in Financial Condition:

As of June 30, 2010, we had cash on hand of $50,913 and as of September 30, 2009 we had cash on hand of $17,750.

The increase in cash on hand of approximately 186% is primarily attributable to increased borrowings by Entest BioMedical, Inc. partially offset by cash expended to fund operations.

As of June 30, 2010 we had prepaid expenses of $197,927 and as of September 30, 2009 we had prepaid expenses of $333,398.

The decrease in prepaid expenses of approximately 41% is primarily attributable to the recognition of $130,000 of expenses prepaid prior to September 30, 2009.

As of June 30, 2010 we had Accounts Payable of $180,681 and as of September 30, 2009 we had Accounts Payable of $227,377.

The decrease in Accounts Payable of approximately 21% is primarily attributable to satisfaction of $288,627 in outstanding obligations through the issuance of common stock partially offset by the incurring of additional obligations.

As of June 30, 2010 we had Notes Payable of $195,001 and as of September 30, 2009 we had Notes Payable of $397,322.

The decrease in Notes Payable of approximately 51% is  primarily attributable to  $304,225  in net payments on principal amounts due made over the nine months ended June 30, 2010 offset by $124,072 in amounts borrowed by Entest BioMedical, Inc. over the nine months ended May 31, 2010.

As of June 30, 2010 we had Accrued Payroll of $299,000 and as of September 30, 2008 we had Accrued Payroll of $342,000.

The decrease in Accrued Payroll of approximately 13% is primarily attributable to the satisfaction of $304,500 of accrued salaries accomplished through the issuance of common stock offset by continuing accrual of officer’s salary from March 31, 2010 to June 30, 2010 amounting to $94,000 as well as the accrual of $47,000 in compensation expense by Entest BioMedical, Inc. during the nine months ended May 31, 2010.

As of June 30, 2010 we had accrued payroll taxes of $27,714 and as of September 30, 2009 we had accrued payroll taxes of $24,044.

The increase in accrued payroll taxes of approximately 15% is primarily attributable to increases in amounts payable in State and Federal taxes related to compensation paid by us.

As of June 30, 2010 we had accrued interest of $128,278 and as of September 30, 2009 we had accrued interest of $84,911.

The increase in accrued interest of approximately 51% is primarily attributable to continued accrual of interest due on interest bearing obligations of the Company offset by stock issued during quarter ended March 31, 2010 in satisfaction of $30,269 in accrued interest.

As of June 30, 2010 we had Convertible Notes outstanding of $333,400 and as of September 30, 2009 we had Convertible Notes outstanding of $503,400.

The decrease in Convertible Notes outstanding of approximately 33% is primarily attributable to the satisfaction of $170,000 face vale of Convertible Notes outstanding through issuance of common stock.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending June 30, 2010 and -0- for the same quarter ending June 30, 2009. Net losses were $ 327,226 for the three months ended June 30, 2010 and $391,372 for the same period ended 2009, a decrease of approximately 16%.

This increase in Net Losses is primarily attributable to decreased professional and consulting fees and interest expense incurred by us offset by decreased other income and increased research and development expenses, interest expense, and losses attributable to non-controlling interest in Entest BioMedical, Inc.

Revenues were -0- for the nine months ending June 30, 2010 and -0- for the same period ending June 30, 2009. Net losses were $1,112,754 for the nine months ended June 30, 2010 and $1,990,282 for the same period ended June 30, 2009, a decrease of approximately 44%.
This increase in Net Losses is primarily attributable to decreased other income, professional and consulting fees, loss on sale of securities and interest expense incurred by us offset by increased research and development expenses, general and administrative expenses, and losses attributable to non-controlling interest in Entest BioMedical, Inc.

Liquidity and Capital Resources

As of June 30, 2010, we had $50,913 cash on hand and current liabilities of $1,170,074.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended June 30, 2010.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2010 and ending June 30, 2010, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our property is subject, and to the best of our knowledge, no such actions against us is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period beginning October 1, 2009 and ending June 30, 2010:

The Company issued 350,000 shares of common stock (“Shares”) for services valued at $47,000.

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

The Company issued 3,273,333 shares of common stock (“Shares”) in satisfaction of $98,200 of principal indebtedness.

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

The Company issued 40,000 shares of common stock (“Shares”) as a contingent payment for services previously rendered.

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

The Company issued 1,433,333 common shares (" Shares”) in full satisfaction of a $100,000 face value of convertible debentures bearing interest at 14% per annum.

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

The Company issued 1,011,657 shares of common stock (“Shares”) to Preferred Shareholders in exchange for 1,011,657 shares of preferred stock.

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

The Company issued 3,000,000 shares of common stock (“Shares”) in satisfaction of $30,000 owed by the Company to holders of the Company’s convertible debentures.

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

The Company issued 2,511,546 of its common shares (“Shares”) in satisfaction of $288,828 of rental expenses.

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

The Company issued 3,593,268 shares of common stock (“Shares”) to Bombardier Pacific Ventures, Inc., in satisfaction of $251,529 of debt owed by the Company to Bombardier Pacific Ventures.
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
Date: July 21, 2010