Form 10-K/A
period 2009-09-30
Bio-Matrix Scientific Group, Inc.
filed 2010-08-17
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 2

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

Number of shares outstanding of each of the issuer's class of common stock as of January 11, 2010:

Common: 48,333,630
Preferred: 2,975,478
Series AA Preferred: 4,852
Series B Preferred: 725,409

Pursuant to this Amendment No 2 on Form 10-K/A, the registrant amends "Item 9A. Controls and Procedures” for the  Form 10-K/A  dated July 12, 2010 for the annual period ended September 30, 2009.

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

Our internal controls over financial reporting includes those policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and Acting Chief Financial Officer, has  conducted  an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2010.  Management’s assessment of internal controls over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. David Koos, our Chief Executive Officer and Acting Chief Financial Officer who is also our principal executive officer and principal financial officer,   evaluated our  system of internal controls over financial reporting and  concluded that our system of internal controls over financial reporting was effective as of September 30, 2009.

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
Date: August 10, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Koos David R. Koos	Chairman of the Board	August 10, 2010