Form 10-K/A
period 2009-09-30
Bio-Matrix Scientific Group, Inc.
filed 2010-09-22
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 3

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

Number of shares outstanding of each of the issuer's class of common stock as of January 11, 2010:
Common: 48,333,630
Preferred: 2,975,478
Series AA Preferred: 4,852
Series B Preferred: 725,409

Pursuant to this Amendment No 3 on Form 10-K/A, the registrant amends "Item 9A. Controls and Procedures” for the  Form 10-K/A  dated August 10, 2010 for the annual period ended September 30, 2009.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer has evaluated the Company’s disclosure controls and procedures as of September 30, 2010. Based on this evaluation, he has  concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos, the Company’s CEO and Acting CFO, functions as both the Company’s principal executive officer and principal financial officer.

b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f)  promulgated under the Securities and Exchange Act of 1934. Rule 13a-15(f) defines internal control over financial reporting  as follows:

“The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.”
The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2010 based on  the framework in  “Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.”  Based on its assessment, management believes that, as of September 30, 2010, the Company’s internal control over financial reporting is effective.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.  This  exemption for smaller reporting companies provided under the temporary rules referenced above has been made permanent  under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) There have been no changes during the quarter ended September 30, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: Chairman, Chief Executive Officer, President, Acting Chief Financial Officer
Date: September 21, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Koos David R. Koos	Chairman of the Board	September 21, 2010