Form 10-K
period 2010-09-30
Bio-Matrix Scientific Group, Inc.
filed 2011-05-13
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2010
File Number: 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA,	91942
(Address of principal executive offices)	(Zip Code)

(619) 398-3517 ext. 308
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

As of March 31, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC market of $0.021, was approximately $1,248,893.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of each of the issuer's class of common stock as of March 10, 2011:

Common: 72,189,747	Series AA Preferred: 4,852

Preferred: 1,925,846.	Series B Preferred: 724,222

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
We are in the development stage. Through our subsidiary, Entest BioMedical, Inc. (ENTB) a Nevada corporation, we intend to develop and commercialize therapies, medical devices and medical testing procedures for the veterinary market and acquire and operate veterinary clinics.  ENTB’s current business model involves acquiring veterinary clinics / hospitals to be utilized as potential distribution channels for its immuno-therapeutic cancer vaccine for canines (dogs) which is currently in development. The Company believes that, in addition to serving as distribution channels for the Company’s immuno-therapeutic cancer vaccine for canines, these clinics will be able to generate revenue for ENTB from current operations.  As of September 30, 2010 we owned approximately 57% of the issued and outstanding shares of ENTB.

Developments since October 1, 2009:
Since October 1, 2009, ENTB has focused  its efforts and allocated  its resources towards the development and commercialization of ImenVax ( a therapeutic cancer vaccine for use in canines) and the acquisition of veterinary clinics.

On August 18, 2010  ENTB executed an agreement with TheraCyte, Inc. (“TheraCyte Agreement”) whereby:

1.
TheraCyte, Inc. will provide up to 25 TheraCyte implantable cell encapsulation devices (the “Devices”) to ENTB solely for use by ENTB  in a ten dog safety study to determine safety of the utilization of the Devices in veterinary cancer applications (the “Safety Study”).

2.
During the Safety Study, the parties agree to negotiate in good faith a license and supply agreement whereby TheraCyte would agree to supply Devices to Entest exclusively for use in Entest’s therapy  for veterinary cancer (“Therapy”), and would grant to Entest a non-exclusive, non-transferable, license to use TheraCyte’s existing patents, trade secrets and know-how related to the Devices (“Licensed Technology”) in connection with the Therapy, using Devices exclusively supplied by TheraCyte (“Veterinary License and Supply Agreement”).

Pursuant to the TheraCyte Agreement, ENTB is obligated to:

(a)	issue to TheraCyte, Inc. 20,000 of the common shares of ENTB
(b)	pay $10,000 to TheraCyte

The proposed terms and conditions of the Veterinary License and Supply Agreement are:

(a)	The issuance of 100,000 shares of ENTB’s common stock upon execution of the Veterinary License and Supply Agreement,
(b)	The issuance of 100,000 shares of ENTB’s common stock upon ENTB achieving an aggregate of $5,000,000 in total revenues,
(c)	The issuance of 100,000 shares of ENTB’s common stock upon ENTB achieving an aggregate of $10,000,000 in total revenues,
(d)	an 8% royalty to be paid to TheraCyte by ENTB on Net Therapy Sales (defined as sales of ENTB’s veterinary cancer treatments) during the term of the Veterinary License and Supply Agreement,
(e)	A purchase price of $350 per Device manufactured and sold by TheraCyte to ENTB.

The execution of the Veterinary License and Supply Agreement is subject to ENTB and TheraCyte, Inc. agreeing upon mutually acceptable terms and conditions and the favorable completion of the Safety Study. No assurance can be given as to whether the Veterinary License and Supply Agreement will be executed within the timeframes specified by the TheraCyte Agreement nor can any assurance be given contemplated the Veterinary License and Supply Agreement will be executed at all.

On January 4, 2011, 2010,  Entest BioMedical, Inc. (“Entest CA”), a California corporation and a wholly owned subsidiary of  ENTB,  acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the "Business").

Consideration for the acquisition consisted of:

   I. $70,000 in cash
   II. $210,000 of the common shares of ENTB valued at the closing price per share as of January 4, 2011
   III. Payment of no more than $78,000 to a creditor of the Seller to be paid in monthly installments of $1,500 per month
   IV. Payment of no more than $25,000 to additional creditors of the Seller to be paid in monthly installments of $825 per month
   V. Payment of $50,000 to McDonald on the first business day of the fourth month following the closing of the acquisition (“Closing”)

ENTB is also obligated to make payment to McDonald of that number of shares of common stock of ENTB’s common stock valued at the closing bid price of the trading day immediately prior to issuance which shall equal $70,000 upon completion of the first calendar year during the Employment Period (as such period is defined in the employment agreement entered into between McDonald and Entest CA dated December 31, 2010) in which the Business generates gross sales in excess of $700,000.

On February 14, 2011  ENTB, Herman H. Pettegrove, Esq. (“Escrow Agent”), Noah’s Ark Starr Animal Hospital, Inc. (“Noah”) and Dr. Barbara Starr, DVM (“Starr”) executed an Escrow Agreement (“Escrow Agreement”) pursuant to which ENTB was to have  deposited  100,000 of its common shares  (“Initial Deposit”) with the Escrow Agent in contemplation of the purchase of substantially all assets of Noah by ENTB. On April 26, 2011 ENTB, Noah  and Starr discontinued negotiations regarding an acquisition and Escrow was terminated.

On February 17, 2011  ENTB entered into a Letter of Intent with Riverdale Animal Hospital, Charlinda Animal Hospital, Culver Pet Clinic (collectively the “Clinics”) and Dr. Asaf A. Qadeer, DVM, MPVM (“Qadeer”) regarding the contemplated purchase of substantially all assets of  the Clinics by ENTB for total consideration of $700,000 to be paid through a combination of newly issued common stock, cash, and assumption of debt (“Contemplated Transaction”).

The LOI also contemplates entering into an employment agreement with Qadeer (“Employment Agreement”) whereby Qadeer would be paid a salary to be mutually agreed to by the Parties to manage the veterinary businesses which would be purchased in the Contemplated Transaction and would be entitled to receive:

(a) a cash bonus equal to 5% of the annual gross collections achieved by the Clinic in excess of $900,000;

(b) a stock bonus equal to 5% of the annual gross collections achieved by the Clinic in excess of $900,000;

The transaction contemplated by the LOI is subject to the execution of one or more definitive agreements upon mutually acceptable terms and conditions. The provisions of the LOI are non-binding on all parties with the exception of provisions regarding (a) deposit of 200,000 shares of ENTB’s stock into an escrow account to serve as collateral for the proposed acquisition , (b) duties to negotiate in good faith, (c) duty of the Clinics  and Qadeer  to not entertain any offers to purchase the Clinics  during the term of this LOI, (d) disclaimer of liabilities and (e) choice of governing law and venue. No assurance can be given as to whether the contemplated transaction will occur within the timeframes specified by the LOI nor can any assurance be given the contemplated transaction will occur at all.

Principal Products and Services

Through ENTB, the Company is currently focusing its research and development efforts toward the successful development and commercialization of the ImenVax™ family of canine cancer vaccines.  It is anticipated by the Company that data collected from canine cancer treatment will provide support for eventual use of this therapy in humans and such therapy may be developed and commercialized by the Company in collaboration with larger and better capitalized pharmaceutical companies.

ImenVax™ I

ImenVax™ I, currently under development by ENTB, is a therapeutic for canine cancer which utilizes the patient’s own tumor cells to induce the immune system to attack the remaining tumor cells. Tumor cells extracted from the patient are loaded into an implantable device where the tumor antigens are released to induce an anti-tumor response which kills the remaining tumors in the patient. The device is comprised of a chamber that includes a porous membrane wall that prevents the implanted cells from escaping the device but allows the tumor cells to survive and shed cancer antigens into the patient. The exposure of tumor specific antigens to the patient’s immune cells will stimulate anti-cancer immune responses.

ImenVax™ II

ENTB is also developing a version of ImenVax™ called ImenVax™ II utilizing cell lines for sustained release of immunologically relevant cytokines for maximum anti-tumor immune responses. It is believed by ENTB that this controlled release of cytokines will act as an adjuvant to be combined with patient’s tumor cells (antigens) within an implantable membrane encapsulation device.

ImenVax™ III

ImenVax™ III is a canine cancer vaccine under development by ENTB which does not require tumor processing. ImenVax™ III treats existing tumors through stimulating immune responses to: a) kill tumor cells directly; b) indirectly kill tumor cells by cutting off the tumor blood supply; and c) block the ability of the tumor to suppress the immune system. ImenVax™ III’s primary mode of action is generated through trophoblasts derived from human placental tissue.

ENTB, through the McDonald Animal Hospital , also offers general medical and surgical services for companion animals.

Distribution methods of the products or services:

The Company, thorough ENTB, intends to distribute its products and services through several channels including:

(a)	utilization of an internal sales force to market directly to veterinary professionals
(b)	distribution through acquired veterinary clinics
(c)	utilization of contract sales organizations

Competitive business conditions and competitive position in the industry and methods of competition

Both the Company and ENTB have yet to achieve significant  revenues or profits.  The animal health pharmaceutical and biologics industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do. Also, The companion animal healthcare industry (e.g. veterinary hospitals and veterinarians) although highly fragmented is also highly competitive.

We intend to be competitive by acquiring veterinary hospitals through ENTB to serve as distribution channels for the products and services ENTB produces. We also intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects  in which products and services in which we have the greatest potential to secure a competitive advantage  may be developed and commercialized .

To that effect, ENTB has  established a Scientific Advisory Board of (the Advisory Board) comprised of individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to us in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner. The members of the Advisory Board have also agreed to act   as consultants on a project by project basis in addition to other services they may provide under any other contractual obligations to us.

Members of the Advisory Board include as follows:

Dr. Brian Koos, MD:

Dr. Brian Koos is Professor and Vice Chair at Obstetrics and Gynecology at the David Geffen School of Medicine at UCLA, Professor at the Brain Research Institute at the UCLA School of Medicine, and Director of the Maternal-Fetal Medicine Fellowship (UCLA). Dr. Koos received his MD from Loma Linda University School of Medicine.

Dr. Steven Josephs, PhD:

Dr. Josephs is currently serving as Executive Manager and Chief Scientific Officer of TherInject LLC, a company involved in the development of pharmaceuticals to be utilized for the treatment of cancer. Dr. Josephs has 34 years of experience in research and clinical product development and production for biologics, gene therapy and medical devices.

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

Dr. Ewa Carrier, MD:

Dr. Carrier is Associate Professor of Clinical Medicine and Pediatrics, University of California San Diego
Blood and Marrow Transplant Program.

Dr. Carrier has served as principal investigator for the following clinical protocols:

Protocol For The Use of AMD3100 to Mobilize Peripheral Blood Stem Cells For Collection and Transplantation - Emergency Compassionate Use, Single Patient IND.
Erythropoietic Differentiation of Human ES Cells.
CTLA-4 Blockade with MDX-010 to Induce Graft-Versus-Malignancy Effects Following Allogeneic Hematopoietic Stem Cell Transplantation. (NCI Protocol Number P-6082) (closed to accrual).
Phase 3 Randomized, Open-label Clinical Trial of Tanespimycin (KOS-953) plus Bortezomib Compared to
Bortezomib Alone in Patients with Multiple Myeloma in First Relapse [Protocol KAG-301] [Protocol Version 21-JUL-2007]
Autologous Stem Cell Transplant for Myasthenia Gravis.
Collection of Bone Marrow from Patients with Multiple Myeloma for Study of New Therapies.
A Pilot Study of High-Dose Immunosuppression and Autologous Stem Cell Infusion in Patients with Systemic Lupus
Erythematosus Refractory to Conventional Therapy (closed to accrual).
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
Phase II Study of FavId (Tumor-Specific Idiotype-KLH) and Soluble GM-CSF Immunotherapy in Patients with Stable or Progressive Grade 1 or 2 Follicular B-Cell Lymphomas [FavId01].
Phase II Trial of Rituxan® plus FavId™ (Tumor-Specific Idiotype-KLH) and GM-CSF Immunotherapy in Patients with Grade 1 or 2 Follicular B-Cell Lymphoma [FavId-04].

Dr. Feng Lin, MD:

Dr. Lin is the Director of Research and Development of Entest BioMedical, Inc. and has previously served as Director of Research and Development of Bio-Matrix Scientific Group, Inc., the Company’s largest shareholder.

Previously, Dr. Lin was a Senior Research Scientist, Research & Development with Inovio BC, San Diego and Postdoctoral Fellow in Burnham Institute for Medical Research, La Jolla.

Dr. Lin received his M.D. from Central South University Xiangya School of Medicine, Changsha, China, and received a M.S. Biochemistry & Molecular Biology and a Ph.D. Hematology & Physiology from the same institution.

Dr. Vladimir I. Bogin, MD, ABIM:

Dr. Bogin is currently the President and CEO of Cromos Pharma, a contract research organization that specializes in biopharmaceutical clinical outsourcing into Russia and Eastern Europe. From 2008 to 2009 he served as Director of Boehringer Ingelheim (a privately held pharmaceutical company) where he was in charge of the phase IV program for Dabigatran Etexilate.

Dr. Bogin studied medicine at the Yale University School of Medicine and the University of Rochester School of Medicine and Dentistry.

Sources and availability of raw materials and the names of principal suppliers

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

We have not been granted any patent.  ENTB claims the right to use the trademark ImenVax for pharmaceutical products for the prevention and treatment of cancer in animals; vaccine adjuvants for use on animals; Vaccines for animals and veterinary vaccines and has filed an application with the United States Patent and Trademark Office to register this trademark.

On August 18, 2009, we entered into an agreement (“Agreement”) with TherInject, LLC, a California Limited Liability Company (“TherInject”) and Dr. Stephen Josephs, PhD.

Pursuant to the Agreement TherInject and Dr. Josephs shall assist the Company in:

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

Pursuant to the Agreement, the Company is obligated to pay to TherInject yearly royalty payments equal to 2.5% of revenues generated by the Company as a result of:

The Company’s operation of a Tumor Banking facility, provided that such Tumor banking activities have occurred as a direct result of TherInject material  contributions pursuant to this Agreement

Sales by the Company of Medical Delivery devices, provided that such sales have occurred as a direct result of TherInject material contributions pursuant to the Agreement

Sales by the Company of the Cancer Vaccine, provided that the development and marketing of such Cancer Vaccine has occurred as a direct result of TherInject material contributions pursuant to this Agreement.

The Company is currently party to no labor agreements.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

ImenVax I and ImenVax II are Veterinary Biologics. The U.S. Department of Agriculture (USDA) is authorized under the 1913 Virus-Serum-Toxin Act to ensure that all veterinary biologics produced in, or imported into, the United States are not worthless, contaminated, dangerous, or harmful. The Veterinary Biologics Program of the USDA's Animal and Plant Health Inspection Service (“APHIS”) oversees the veterinary biologics industry in the United States.

Domestic manufacturers of veterinary biologics, for domestic use or for export, are required to possess a valid U.S. Veterinary Biologics Establishment License and an individual U.S. Veterinary Biologics Product License for each product produced for sale.
Prior to being granted a U.S. Veterinary Biologics Product License, the applicant must submit detailed information including test reports and research data sufficient to establish purity, safety, potency and efficacy of the product, an Outline of Production, and information regarding labeling and  facilities that are to be used in preparation.

Prior to being granted a U.S. Veterinary Biologic Establishment License, the applicant must submit detailed information regarding the facilities and the qualifications of key personnel and must submit to an inspection of the facilities by the Center for Veterinary Biologics, a division of the USDA. To qualify for an establishment license, an applicant also must qualify for at least one product license.

ENTB plans to attempt to distribute ImenVax I through its currently owned and operated veterinary clinic and also through any other clinic which may be acquired by ENTB, if any, prior to licensure under the exemption provided by 9 CFR 107.1, which exempts a veterinary biologic from Federal regulation if the product was manufactured by veterinarians AND intended solely for use with their clients' animals under a veterinarian-client-patient (VCP) relationship.

ImenVax III can be considered a combination product whose primary mode of action is generated through trophoblasts derived from human placental tissue. Entest will be required to obtain approval from the US Food and Drug Administration (FDA) in order to market ImenVax III. Entest will apply for an Investigational New Animal Drug exemption (INAD) in order that the product may be shipped for testing and trials and will submit a New Animal Drug Application for ImenVax™ III.

The practice of veterinary medicine is primarily subject to State regulation.  ENTB’s currently owned clinic as well as any clinics which ENTB may acquire in the future will be required to comply with the statutes rules and regulations of the State in which an acquired veterinary clinic is located. Within the State of California, in which ENTB currently owns and operates one veterinary clinic and in which ENTB intends to attempt to purchase additional  veterinary clinics, the practice of veterinary medicine  is primarily governed pursuant to The California Veterinary Medicine Practice Act (CA Bus.& Prof. Code § 4800 et seq.).

Amount spent during the last fiscal year research and development activities

During the fiscal year ended September 30, 2010 we expended $416, 828 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

We have not incurred any unusual or significant costs to remain in compliance with any environmental laws and do not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees .

As of May 10, 2011 , exclusive of Entest, we have  one employee who is full time.

Item 2. Properties .

The Company  leases approximately 3,000 square feet of office space at 4700 Spring Street, Suite 203, La Mesa California, 91942. The Company subleases this space to Entest, which is currently utilizing the space as office space. We believe that the foregoing properties are adequate to meet our current needs.

Item 3. Legal Proceedings.

On August 16, 2010 a  Complaint  (“Complaint”)  was filed  in the Superior Court of the State of California, County of San Diego Central Division  against the Company,  the Company’s Chairman,   Freedom Environmental Services, Inc. and the BMXP Holdings Inc.  Shareholder’s Business Trust, a Nevada Business Trust (collectively “Defendants”) by Princeton Research, Inc. and Jan Vandersande  (collectively “Plaintiffs”) seeking to recover general damages in excess of $25,000, punitive damages in excess of $25,000 and attorney’s fees. The Complaint alleges breach of fiduciary duty of loyalty, fraud and deceit in connection with the late distribution of  shares of the Company to beneficiaries  of the BMXP Holdings Inc.  Shareholder’s Business Trust. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters.

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and Entest. by 18KT.TV LLC (“Plaintiffs”). The Complaint is seeking damages from the Company and Entest in excess of $125,000 and alleges breach of contract, unjust enrichment and breach of implied in fact contract by the Company and Entest in connection with agreements entered into with the plaintiffs by both the Company and Entest.

On or about May 2, 2011 all counts in the complaint were dismissed with prejudice with the exception of one count of breach of contract against the Company and one count of breach of contract against Entest.

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

Our common stock is currently traded on the OTC Market  under the symbol "BMSN". Prior to January 2011 the primary market for the Company’s common shares was the OTCBB. Prior to September 5, 2006 our Common Stock traded under the symbol "THII". Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years as reported by Commodity Systems Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

October 1, 2009 to September 30, 2010	High	Low
First Quarter	.12	.05
Second Quarter	.18	.05
Third Quarter	.13	.05
Fourth Quarter	.06	.02

October 1, 2008 to September 30, 2009	High	Low
First Quarter	.73	.15
Second Quarter	.40	.15
Third Quarter	.24	.06
Fourth Quarter	.15	.07

Holders

As of March 10,2011  there were approximately 442 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2008. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

On February 17, 2011 the Company issued   1,785,714 shares of common stock (“Shares”) in satisfaction of $50,000 face value of convertible debentures.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2010, we had $306 cash on hand and current liabilities of $1,455,841  such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Accrued Interest and other Accrued Expenses Convertible Notes Payable.

As of September 30, 2009, we had $17,750 cash on hand and current liabilities of $1,585,054 such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Accrued Interest and other Expenses and Convertible Notes Payable.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, we plan to fund our financial needs through grant funding (which cannot be assured), through cash flow generated through veterinary clinics which have been acquired  by ENTB or  may be acquired by ENTB  (the generation of sufficient cash flow from which  cannot be assured)   and, if required, through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the Company will be able to raise funds on terms favorable to us or at all.)

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

Sources of liquidity for us for the fiscal year ended September 30, 2009 consisted primarily of

(a)	the sale of equity securities of the Company and its subsidiary generating cash proceeds of approximately $347,916
(b)	Net borrowings of approximately $285,863

Sources of liquidity for us for the fiscal year ended September 30, 2010 consisted primarily of

(a)	the sale of equity securities of the Company’s subsidiary generating cash proceeds of approximately $5,000
(b)	Increases to Contributed Capital of the Company of approximately $10,353
(c)	Net cash borrowings of $236,064 by the Company as well as net borrowings of $156,567 by the Company’s subsidiary

Revenues were -0- for the year ended September 30, 2010 and -0- for the year ended September 30, 2009.  Net losses were $1,545,586 for the year ended September 30, 2010 and $ 2,487,965 for the same period ended September 30, 2009, a decrease of approximately 37%.

This decrease in Net Losses is primarily attributable to decreases in Consulting and Professional Fees of $755,266 and decreases in losses on sale of available for sale securities of $487,900.

As of  May 10, 2011 we are not party to any binding agreements which would commit us to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are  not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders

Bio-Matrix Scientific Group Inc.

I have audited the accompanying consolidated balance sheet of Bio-Matrix Scientific Group Inc. as of September 30, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2010 and 2009,  and the period from inception (August 2, 2005) to September 30, 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group Inc. as of September 30, 2010 and 2009 and the results of its operations and changes in stockholders’ equity and cash flows for the years ended September 30, 2010 and 2009, and the period from inception (August 2, 2005) to September 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company is a going concern.  As discussed in Notes 2 and 6 to the financial statements, the Company has not generated income and has accumulated losses.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
May 6, 2011

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET
as at September 30
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$306	$17,750
Prepaid Expenses	40,425	333,398
Employee Receivable	1,396	-
Deposits		-
Total Current Assets	42,127	351,148
PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,869	538,868
OTHER ASSETS	26,566	25,507

TOTAL ASSETS	$607,562	$915,523

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	251,528	227,376
Notes Payable	247,669	397,322
Accrued Payroll	444,500	342,000
Accrued Payroll Taxes	27,298	24,044
Accrued Interest	145,426	84,911
Accrued Expenses	5,000	5,000
Convertible Note Payable	333,400	503,400
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,455,821	1,585,053

STOCKHOLDERS EQUITY (DEFICIT)
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 2,975,478 and 1,963,821 issues and outstanding as of September 30, 2009 and September 30, 2010 respectively	197	300
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 0 and 725,409 issued and outstanding as of September 30, 2009 and September 30, 2010	73	73
Common Stock ($.0001 par value 80,000,000 shares authorized; 43,728,375 and 70,404,033 shares issued and outstanding as of September 30, 2009 and September 30, 2010 respectively	7,040	4,371
Additional Paid in Capital	10,931,758	9,364,701
Contributed Capital	509,355	499,000
Deficit accumulated during the development stage	(11,989,566)	(10,443,980)
Deficit attributable to noncontrolling interest in subsidiary	(307,116)	(93,995)

Total Stockholders' Equity (Deficit)	(848,259)	(669,530)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$607,562	$915,523

The accompanying Notes are an integral part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF OPERATIONS

			From Inception
			(August 2, 2005)
	For the Year Ended		through
	September 30,		September 30,
	2010	2009	2010

REVENUES	$-	$-	$-

COST AND EXPENSES
Research and Development	416,828	129,150	1,203,885
General and Administrative	1,133,969	1,005,880	5,555,053
Depreciation and Amortization	-	-	2,668
Consulting and Professional Fees	116,632	871,858	4,747,022
Impairment of Goodwill and Intangibles	-	-	34,688
Total Costs and Expenses	1,667,429	2,006,888	11,543,316

OPERATING LOSS	(1,667,429)	(2,006,888)	(11,543,316)

OTHER INCOME & (EXPENSES)

Interest Expense	(91,278)	(117,080)	(295,706)
Interest Income	-	-	306
Other Income	-	30,000	30,100
Loss on sale of Available for Sale Securities	-	(487,900)	(487,900)
Other Expense	-	(92)	(166)

Total Other Income & (Expense)	(91,278)	(575,072)	(753,366)

NET INCOME (LOSS)	(1,758,707)	(2,581,960)	(12,296,682)

(NET INCOME) LOSS attributable to
noncontrolling interest in Entest BioMedical, Inc.	213,121	93,995	307,116

NET LOSS attributable to common shareholders	(1,545,586)	(2,487,965)	(11,989,566)

BASIC AND DILUTED EARNINGS (LOSS)	$(0.03)	$(0.08)
PER SHARE

Weighted Average Shares Outstanding	59,073,798	32,681,484

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
For the period since Inception, August 2, 2001, through September 30, 2010
	Series AA	Series B				Additional			Accumulated
	Preferred	Preferred		Common		Paid-in	Retained	Contributed	Other
	Shares	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Comprehensive	Total
		Shares							Income(Loss)

Shares issued to parent				25,000	35,921	0				35,921
Net Loss August 2, 2005										0
through September 30, 2005							(1,000)			(1,000)
Balance September 30, 2005				25,000	35,921	0	(1,000)			34,921

Net Loss October 1, 2005										0
through December 31, 2005							(366,945)			(366,945)
Balance December 31, 2005				25,000	35,921	0	(367,945)			(332,024)

Recapitalization				9,975,000	(34,921)	34,921				0
Stock issued Tasco merger				2,780,000	278	(278)				0
Stock issued for services				305,000	31	759,719				759,750
Stock issued for Compensation				300,000	30	584,970				585,000
Net Loss January 1, 2006
through September 30, 2006							(2,053,249)			(2,053,249)
Balance September 30, 2006				13,385,000	1,339	1,379,332	(2,421,194)			(1,040,523)

Stock issued for services				100,184	10	112,524				112,534
Stock issued for Compensation				153,700	15	101,465				101,480
Stock issued in exchange for canceling debt				2,854,505	284	1,446,120				1,446,404
Net Loss October 1, 2006
through December 31, 2006							(466,179)			(466,179)
Balance December 31, 2006				16,493,389	1,649	3,039,441	(2,887,373)			153,717

Stock issued for cash				500,000	50	124,950				125,000
Stock issued for services				359,310	36	235,042				235,078
Stock issued for Compensation				143,920	14	88,400				88,414
Stock issued in exchange for canceling debt				500,000	50	124,950				125,000
Net Loss January 1, 2007
through March 31, 2007							(515,624)			(515,624)
Balance March 31, 2007				17,996,619	1,800	3,612,783	(3,402,997)			211,585

Stock issued for cash				240,666	24	60,142				60,166
Stock issued for services				406,129	41	222,889				222,930
Stock issued for Compensation				150,000	15	110,435				110,450
Stock issued in exchange for canceling debt				1,316,765	132	329,059				329,191
Net Loss April 1, 2007
through June 30, 2007							(718,955)			(718,955)
Balance June 30, 2007				20,110,179	2,011	4,335,308	(4,121,952)			215,367

The accompanying Notes are an integral part of these Financial Statements

	Series AA	Series B				Additional			Accumulated
	Preferred	Preferred		Common		Paid-in	Retained	Contributed	Other
	Shares	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Comprehensive	Total
		Shares							Income(Loss)
Stock issued for cash				1,200,000	120	299,880				300,000
Stock issued for services				1,253,000	125	404,125				404,250
Stock issued for Compensation				100,000	10	24,990				25,000
Stock issued in exchange for canceling debt				566,217	57	143,940				143,997
Net Loss July 1, 2007
through September 30, 2007							(751,989)			(751,989)
Balance September 30, 2007				23,229,396	2,323	5,208,244	(4,873,941)			336,626
Stock issued for Cash
Stock issued for services				191,427	19	62,108				62,127
Net Loss October 1, 2007
through December 31, 2007							(405,812)			(405,812)
Balance December 31, 2007				23,420,823	2,342	5,270,352	(5,279,753)			(7,059)
Stock issued for cash			57			114,942				114,999
Stock issued for services			35	146,705	15	106,651				106,701
Net Loss January 1 2008
through March 31, 2008							(417,325)			(417,325)
Balance March 31, 2008			92	23,567,528	2,357	5,491,945	(5,697,078)			(202,684)
Stock issued for cash			215			672,172				672,387
Stock issued for services			142	232,000	23	613,439				613,604
Stock issued for accrued interest				31,245	3	17,293				17,296
Stock issued as dividend			108			(108)				0
Net Loss April 1,2008
to June 30, 2008							(1,063,446)			(1,063,446)
Balance June 30, 2008			557	23,830,773	2,383	6,794,741	(6,760,524)			37,158
Series AA Stock issued to Officer July 3, 2008	4,852
Stock issued for services July 8, 2008				905,000	91	769,159				769,250
Stock issued for Cash July 2, 2008			1			3,499				3,500
Stock issued for Cash July 25, 2008 (Warrant Exercise)			9			17,991				18,000
Stock issued for interest between July 30, 2008 and August 30, 2008				85,087	9	21,263				21,272
Stock issued for services September 3, 2008				50,000	5	24,995				25,000
Stock issued due to rounding				9
Net Loss July 1, 2008 to September 30, 2008							(1,195,491)			(1,195,491)
Accumulated other Comprehensive Income as of September 30, 2008									50,000	50,000
Balance September 30, 2008	4,852		567	24,870,869	2,488	7,631,648	(7,956,015)		50,000	(271,311)
Stock Retired in connection with Exchange for Common Shares December 2, 2008			(109)							(109)
Stock issued in connection with Exchange for Preferred Shares December 2, 2008				1,099,000	109					109
Stock Issued for Accrued Interest on December 3, 2008				133,124	13	33,268				33,281
Stock issued for Cash December 31, 2008			7			6,660				6,667
Stock issued for services December 31, 2008			3			3,330				3,333
Stock issued for Cash December 31, 2008			8			11,242				11,250
Contributed capital								499,000		499,000
Net Loss October 1, 2008 to December 31, 2008							(388,722)			(388,722)
Accumulated other Comprehensive Income as of December 31, 2008									(540,000)	(540,000)
Balance December 31, 2008	4,852		476	26,102,993	2,610	7,686,148	(8,344,737)	499,000	(490,000)	(646,502)

The accompanying Notes are an integral part of these Financial Statements

	Series AA	Series B				Additional			Accumulated
	Preferred	Preferred		Common		Paid-in	Retained	Contributed	Other
	Shares	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Comprehensive	Total
		Shares							Income(Loss)
Stock issued for Services January 7,2009			5			7,495				7,500
Stock issued for Services January 7, 2009				1,400,000	140	209,860				210,000
Stock issued for Cash January 7,2009			7			6,693				6,700
Stock issued for Cash January 14,2009				1,300,000	130	104,868				104,998
Stock issued for Cash January 14,2009			2
Stock issued for Cash January 15,2009				35,000	4	6,996				7,000
Stock issued for Services January 15, 2009				100,000	10	19,990				20,000
Stock issued for Services January 21, 2009				37,925	4	11,373				11,377
Stock issued for Cash January 21, 2009				35000	4	6,996				7,000
Stock Retired in connection with Exchange for Common Shares January 27,2009			-3							(3)
Stock issued in connection with Exchange for Preferred Shares January 27,2009				27,450	3					3
Stock issued for Cash January 28, 2009				10,000	1	1,999				2,000
Stock issued for cash February 3, 2009			6			6294				6,300
Stock issued for Services January 24,2009				200,000	20	35980				36,000
Stock issued for cash February 13, 2009			20			29,980				30,000
Stock issued for cash February 25, 2009			7			5,993				6,000
Stock Issued for Debt March 3, 2009				1,000,000	100	99,900				100,000
Stock Retired in connection with Exchange for Common Shares March 10 ,2009			-21							(21)
Stock issued in connection with Exchange for Preferred Shares march 10, 2009				214286	21					21
Stock Retired in connection with Exchange for Common Shares March 13 ,2009			-25							(25)
Stock issued in connection with Exchange for Preferred Shares march 13, 2009				250,000	25					25
Stock issued for Cash March 13, 2009				200,000	20	14,980				15,000
Stock issued for services March 31, 2009				250,000	25	24,975				25,000
Accumulated Other Comprehensive Income as of March 31, 2009									490,000	490,000
Net Loss January 1, 2009 to march 31, 2009							(1,210,188)			(1,210,188)
Balance March 31, 2009	4,852		474	31,162,654	3,117	8,280,520	(9,554,925)	499,000	0	(771,815)
Stock Retired in Connection with Exchange for Common Shares April 21, 2009			-80							(80)
Stock issued in Exchange for Preferred Shares April 21, 2009				800,000	80					80
Stock issued for Services April 21, 2009				325000	32	42,219				42,251
Stock issued for interest April 24,2009				53496	5	6,192				6,197
Stock issued to satisfy amounts due as a result of Notes Payable				2,869,827	286	127,497				127,783
Stock Retired in Connection with Exchange for Common Shares May 15, 2009			-78							(78)
Stock issued in Exchange for Preferred Shares May 15,2009				780,000	78					78
Stock issued as dividend May 15, 2009		725,409				(73)				0
Stock Retired in Connection with Exchange for Common Shares June 8, 2009			-9							(9)
Stock issued in Exchange for Preferred Shares June 8, 2009				94,000	9					9
Stock issued for Services June 22, 2009				200,000	20	13,980				14,000
Stock issued in satisfaction of accrued salary				4,000,000	400	119,600				120,000
Net Loss April 1, 2009 to June 30, 2009							(391,372)			(391,371)
Balance June 30, 2009	4,852	725,409	307	40,284,977	4,027	8,589,935	(9,946,297)	499,000	0	(852,955)

The accompanying Notes are an integral part of these Financial Statements

	Series AA	Series B				Additional			Accumulated
	Preferred	Preferred		Common		Paid-in	Retained	Contributed	Other
	Shares	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Comprehensive	Total
		Shares							Income(Loss)
Stock issued for interest July 20, 2009				68398	7	12311				12,318
Stock Retired in Connection with Exchange for Common Shares July 29, 2009			-7							(7)
Common Shares issued by subsidiary August 3, 2009						100000				100,000
Stock issued in Exchange for Preferred Shares July 29, 2009				75000	7					7
Stock issued to prepay expenses August 20,2009				2,500,000	250	299750				300,000
Stock issued for services August 20,2009				700000	70	83930				84,000
Stock issued by Subsidiary for Services August 31, 2009						200,000				200,000
Stock issued for services September 8,2009				100,000	10	9050				9,060
Stock issued by Subsidiary September 10, 2009						45000				45,000
Restricted Stock Award compensation										0
expense (Stock of Subsidiary) for the year ended September 30, 2009						24725				24,725
Net Loss July 1, 2009 to September 30, 2009							(497,683)			(497,683)
Loss attributable to non controlling interest in subsidiary							(93,995)			(93,995)
Balance September 30, 2009	4,852	725,409	300	43,728,375	4,371	9,364,701	(10,537,975)	499,000	0	(669,530)

Shares issued for services October 19, 2009				50,000	5	4,995				5,000
Stock issued for debt November 16 2009				3,273,333	328	97,873				98,201
Stock issued as contingent payment for services previously rendered December 31 2009				40,000	5					5
Stock issued by Subsidiary for cash						5,000				5,000
Restricted Stock Award compensation						98,916				98,916
expense (Stock of Subsidiary) for 3 months ended November 30, 2009										0
Common Stock of subsidiary issued as compensation						4,557				4,557
Net Loss October 1, 2009 to December 31 2009							(395,848)			(395,848)
Loss attributable to non controlling interest in subsidiary							(52,754)			(52,754)
Balance December 31, 2009	4,852	725,409	300	47,091,708	4,709	9,576,042	(10,986,577)	499,000	0	(906,453)
Shares issued for interest January 19, 2010				229,607	23	30,273				30,296
Shares issued for Convertible Debenture				1,433,333	143	99,857				100,000
Stock retired in connection with exchange for Common Shares February 5, 2010			(13)							(13)
Common Stock issued for Preferred Shares February 5 2010				109,735	10					10
Shares issued for Convertible Debenture February 10,2010				3,000,000	300	29,700				30,000
Shares issued for rental expenses March 31, 2010				2,511,546	251	288,577				288,828
Shares issued for debt March 31, 2010				6,777,920	678	233,776				234,454
Shares issued for debt March 31, 2010				3,593,268	360	251,169				251,529
Shares issued for accrued salary March 31, 2010				4,454,994	445	304,055				304,500
Restricted Stock Award compensation										0
expense (Stock of Subsidiary) for 3 months ended February 28,2010						76,359				76,359
Shares issued for services March 19 2010				300,000	30	41,950				41,980
Net Loss January 1,2010 to March 31, 2010							(389,680)			(389,680)
Loss attributable to non controlling interest in subsidiary							(41,293)			(41,293)
Balance March 31, 2010	4,852	725,409	287	69,502,111	6,949	10,931,758	(11,417,550)	499,000	0	20,517
Stock retired in connection with exchange for Common Shares			(90)							(90)
Stock issued for Preferred shares				901,922	91					91
Net Loss June 30, 2010							(327,226)			(327,226)
Loss attributable to non controlling interest in subsidiary							(47,687)			(47,687)
Balance June 30, 2010	4,852	725,409	197	70,404,033	7,040	10,931,758	(11,792,463)	499,000	0	(354,395)
Increase in Contributed Capital								10,355		10,355
Net Loss July1 to September 30,2010							(432,832)			(432,832)
Loss attributable to non controlling interest in subsidiary							(71,387)			(71,387)
Balance September 30, 2010	4,852	725,409	197	70,404,033	7,040	10,931,758	(12,296,682)	509,355	0	(848,259)

The accompanying Notes are an integral part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS

			From inception
			(August 2, 2005)
	For the Year Ended		through
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,545,586)	$(2,487,965)	(11,989,566)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	179,835	24,725	1,114,902
Stock issued for services rendered by consultants	47,000	662,520	4,020,734
Stock issued for prepaid expenses	13,665	300,000	313,665
Stock issued for interest	30,296	62,862	131,726
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	292,973	(284,140)	(40,425)
Increase (Decrease) in Accounts Payable	24,152	137,403	251,529
Increase (Decrease) in Accrued Expenses	166,252	221,634	652,165
Increase (Decrease) in Other Comprehensive Income		(50,000)	(50,000)
(Increase) Decrease in Employee Receivable	(1,396)		(1,396)
Loss attributable to Non Controlling interest in subsidiary	(213,121)	(93,995)	(307,116)

Net Cash Provided by (Used in) Operating Activities	(1,005,930)	(1,506,956)	(5,901,115)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets	(1,059)	(4,200)	(26,566)
Purchases of fixed assets			(541,536)
Purchase of Other Assets
Preferred Stock retired
Preferred Stock sold for cash
(Additions) Decreases to Securities Available for Sale		550,000

Net Cash Provided by (Used in) Investing Activities	(1,059)	545,800	(568,102)

The accompanying Notes are an integral part of these Financial Statements

			From inception
			(August 2, 2005)
	For the Year Ended		through
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash		57	339
Common stock issued for cash		158	1,630
Common Stock issued for Debt	989,345	216,716	1,206,061
Common Stock issued for Accrued Salaries	304,500	120,000	424,500
Common Stock issued for expenses
Common stock issued in merger
Additional paid in Capital	5,000	347,701	1,680,919
Principal borrowings on Convertible Debentures	(170,000)		333,400
Principal borrowings (repayments) on notes and Convertible Debentures	(149,653)	285,863	1,067,125
(Increase) Decrease in Securities available for Sale			50,000
Contributed Capital	10,353	499,000	509,353
Net Borrowings From Related Parties			1,195,196
Increase (Decrease) in Notes from Affiliated party		(499,000)	1,000

Net Cash Provided by (Used in) Financing Activities	989,545	970,495	6,469,523

Net Increase (Decrease) in Cash	(17,444)	9,339	306

Cash at Beginning of Period	17,750	8,410	-

Cash at End of Period	$306	$17,750	$306

Supplemental Cash Flow Disclosures:
Significant non-cash activities:
Stock issued to cancel debt			1,206,061
Preferred stock issued for stock dividend			108
Total			1,206,169

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to consolidated Financial Statements
As of September 30, 2010

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

Bio-Matrix Scientific Group, Inc. (“BMSG”) is a development stage company which, through its wholly owned subsidiary Entest BioMedical, Inc.( a Nevada corporation) intends to (a)  develop and commercialize therapies, medical devices and medical testing procedures  and (b) engage in the operation of veterinary clinics.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30, year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio-Matrix Scientific Group Inc. (“BMSG”) a Nevada corporation and a wholly owned subsidiary, and Entest BioMedical, Inc., (“Entest”) a majority owned subsidiary under common control and a Nevada corporation.  Significant inter-company transactions have been eliminated. As of August 31, 2010 (the fiscal year end of Entest) the Company owned approximately 56% of the outstanding share capital of Entest. As of November 30, 2010 the Company owns approximately 51% of the outstanding share capital of Entest

C. USE OF ESTIMATES

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to various Topics.” This Standard is being updated to eliminate outdated or inconsistent GAAP standards and to clarify the Boards original intent mainly with regards to derivatives and hedging. This is effective for the first reporting period (including interim periods) beginning after issuance. ASU No. 2010-08 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” related to ASC Topic 820-10.  This update requires new disclosures to; transfers in or out of Levels 1 and 2, activity in Level 3fair value measurements, Level of disaggregation, and disclosures about inputs and valuation techniques. This amendment will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU No. 2010-06 has no impact on the Company’s results of operations, financial condition or cash flows.

In January 2010, the FASB issued ASU No. 2010-01, amends SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In January, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. As a result, it is effective for the Company in the first quarter of fiscal year 2010. The Company does not believe that the adoption of ASU 2010-06 will have a material impact on consolidated its financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB amended ASC 810 (formerly Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R)).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt ASC 810 in fiscal 2010. The Company does not expect that the adoption of ASC 810 will have a material impact on its financial statements.

In June 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140).  ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860 in fiscal 2010. The Company does not expect that the adoption of ASC 860 will have a material impact on its financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the Company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855-10 as required.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2010 consists of the following:

Acquisition cost:	Estimate useful life (year)
Production Equipment	3 to 5	$US	241,884
Production Clean room	10		78,264
Leasehold improvement	10		197,934
Office equipment	3 to 5		7,250
Computer	3		16,204

Subtotal			541,536
Less accumulated depreciation			(2,668)
Total		$US	538,868

Depreciation expenses were $0 and $ 0 for the year ended September 30, 2010 and September 30, 2009, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences.

NOTE 5. OPTIONS AND WARRANTS

As of September 30, 2010 the Company has no outstanding exercisable warrants or options.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 12,296,682  (including $307,116 of Net Losses attributable to noncontrolling interest in Entest) during the period from August 2, 2005 (inception) through September 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by obtaining governmental and nongovernmental grants as well as offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or nongovernmental grant will be obtained by the Company despite the Company’s best efforts. Management also plans to acquire one or more operating veterinary clinics in order to generate cash flow to fund research and development. Management can give no assurance that any such clinics can be acquired on terms favorable to the Company, if at all, and if acquired whether such clinics would generate cash flow sufficient to fund the Company’s operations.

NOTE 7. INCOME TAXES

As of September 30 ,2010

Deferred tax assets:
Net operating tax carry forwards	$4,317,354
Other	-0-
Gross deferred tax assets	4,317,354
Valuation allowance	(4,317,354)

Net deferred tax assets	$-0-

As of  September 30, 2010 the Company has a  Deferred Tax Asset of  $4,317,153 completely attributable to net operating loss carry forwards  of approximately $12,335298  ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $12,296, 682  attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Entest

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

On June 15, 2009 the Company entered into an agreement (“Agreement”) with Entest  whereby BMSN will make available the services of Dr. Brian Koos to Entest. Pursuant to this Agreement Dr. Koos will:

(i)   Advise Entest in determining specific studies and time-lines that are needed

       (a) to establish the clinical usefulness of a Screening Test for Gestational Diabetes licensed by the Company from the Regents of the University of California  (the "Screening Test") and

       (b) to create a new rapid analysis method for screening large populations (collectively, the "Technology").

(ii)  Advise Entest in:

       (a) the design and completion of the specific studies that demonstrate the clinical usefulness of the Screening Test and

       (b) establishing and validating a new method for rapid screening of large populations.

The Term of the Agreement is 5 years. The Company is obligated to compensate BMSN in the amount of $10,000 pursuant to this Agreement.

Dr. Brian Koos is currently a professor of Obstetrics and Gynecology at the David Geffen School of Medicine at UCLA and also serves on Entest’s  Scientific Advisory Board

On June 22, 2009 the Company issued 4,000,000 shares of common stock in satisfaction of $120,000 in accrued salary owed to David Koos.

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

As of September 30, 2010, the Company is indebted in the amount of $16,836 to David Koos. These amounts are callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

As of September 30, 2010, the Company is indebted in the amount of $48,666 to Bombardier (exclusive of the FESI Note). These amounts are callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

As of September 30, 2010,  Entest is indebted in the amount of $83,621 to Bombardier. These amounts are callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

As of September 30, 2010, Entest is indebted in the amount of $57,760 to David Koos. These amounts are callable at par plus any accrued and unpaid interest by the  upon five days written notice, and  bears simple interest at 15% maturing, for each amount lent,  within one year of issuance.

The Company is currently party to a sublease agreement with Entest whereby Entest shall sublease approximately 3,000 square feet of office space from BMSN for a term of 3 years commencing July 2009  for consideration consisting of monthly rental payments of $4,100 per month

NOTE 9. PREFERRED STOCK OFFERINGS

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

October 1, 2009 to March 31, 2010

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

During the nine months ended May 31, 2010, Entest.:

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

NOTE 12. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:

1,963,821 Preferred shares issued and outstanding.

4,852 Series AA Preferred Shares issued and outstanding

725,409 Series B Preferred Shares issued and outstanding

Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 70,404,033 shares issued and outstanding.

NOTE 13. COMMITMENTS AND CONTINGENCIES

On August 3, 2005, BMSG entered into an agreement to lease a 14,562 square foot facility for use as a cellular storage facility at a rate of $18,931 per month. The lease is for a period of five years commencing on December 1, 2005 and expiring on November 30, 2010. The lease contains a renewal option enabling the Company to renew the lease for an additional five years. There are no contingent payments which the Company is required to make. As of November 30, 2010, the Company elected not to renew the lease and is currently utilizing 3,000 square feet of office space in La Mesa California  at a rate of $4,176 per month.

On August 16, 2010 a  Complaint  (“Complaint”)  was filed  in the Superior Court of the State of California, County of San Diego Central Division  against the Company,  the Company’s Chairman,   Freedom Environmental Services, Inc. and the BMXP Holdings Inc.  Shareholder’s Business Trust, a Nevada Business Trust (collectively “Defendants”) by Princeton Research, Inc. and Jan Vandersande  (collectively “Plaintiffs”) seeking to recover general damages in excess of $25,000, punitive damages in excess of $25,000 and attorney’s fees. The Complaint alleges breach of fiduciary duty of loyalty, fraud and deceit in connection with the late distribution of  shares of the Company to beneficiaries  of the BMXP Holdings Inc.  Shareholder’s Business Trust. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters,

NOTE 14. CONVERTIBLE DEBENTURES

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

NOTE 16.  ACQUISITION OF ENTEST

On July 10, 2009 Entest (then called JB Clothing Corporation)   acquired Entest BioMedical, Inc. (“Entest CA”) a California corporation and wholly owned subsidiary of the Company, from the Company for consideration consisting of (a) the issuance to the Company of 10,000,000 newly issued common shares of Entest and (b) the return by Mr. Rick Plote of 10,000,000 shares of Entest’s common stock previously issued to him by Entest for cancellation. With the return of ten million shares of Entest’s  common stock held by Mr. Plote, the Company has  become Entest’s  largest single stockholder, currently  owning 57% of the share capital of Entest as of September 30, 2009  and Entest CA has become a wholly owned subsidiary of Entest. . As of August 31, 2010 (the fiscal year end of Entest) the Company owned approximately 56% of the outstanding share capital of Entest. As of November 30, 2010 the Company owns approximately 51% of the outstanding share capital of Entest. Since the acquisition, Entest has amended its charter to change its name to Entest BioMedical, Inc.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  A fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments as of September 30, 2010 consisted of $247,669 of Notes Payable, $333, 400 of Convertible Debentures and $1, 396 of Employee Receivables.  The  fair value of all of the Company’s financial instruments as of September 30, 2010 were valued according to the Level 2 input. The carrying amount  of the financial instruments is equal to the fair value as determined by the Company.

NOTE 18. SUBSEQUENT EVENTS

On October 7, 2010 Entest sold 2,000,000 common shares (“Shares”) to an individual investor for consideration consisting of $100,000.

On November 17, 2010 Entest issued 45,000 common shares (“Shares”) to contractors and consultants as consideration for services rendered.

On November 30, 2010 Entest issued 10,000 common shares (“Shares”) to a consultant as consideration for services rendered.

On January 3, 2011 Entest issued 25,000 common shares (“Shares”) to its CFO as consideration for services rendered.

On January 3, 2011 Entest issued 13,000 common shares (“Shares”) to employees as consideration for services rendered.

On January 3, 2011 Entest issued 38,712 common shares (“Shares”) in satisfaction of $39,989 of principal and interest indebtedness.

On January 4, 2011 Entest issued 9,383 common shares (“Shares”) to a consultant for services rendered.

On January 4, 2011 Entest issued 102,766 common shares (“Shares”) for the purchase of Pet Pointers, Inc. dba McDonald Animal Hospital.

On January 26, 2011 Entest sold 200,000 common shares (“Shares”) to an individual investor for consideration consisting of $100,000.

On February 4, 2011 Entest issued 10,000 common shares (“Shares”) to a consultant for services rendered.

On February 4, 2011 Entest issued 5,000 common shares (“Shares”) to a consultant for services rendered.

On February 17, 2011 Entest issued 1,785,714 common shares in satisfaction of $50,000 face value of convertible debentures.

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and Entest. by 18KT.TV LLC (“Plaintiffs”). The Complaint is seeking damages from the Company and Entest in excess of $125,000 and alleges breach of contract, unjust enrichment and breach of implied in fact contract by the Company and Entest in connection with agreements entered into with the plaintiffs by both the Company and Entest.

On or about May 2, 2011 all counts in the complaint were dismissed with prejudice with the exception of one count of breach of contract against the Company and one count of breach of contract against Entest.

The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

On January 4, 2011, 2010 Entest BioMedical, Inc. (“Entest CA”), a California corporation and a wholly owned subsidiary of  Entest BioMedical, Inc., a Nevada corporation (the “Company”) acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the "Business").

Consideration for the acquisition consisted of:

   I. $70,000 in cash
   II. $210,000 of the common shares of Entest  valued at the closing price per share as of January 4, 2011
   III. Payment of no more than $78,000 to a creditor of the Seller to be paid in monthly installments of $1,500 per month
   IV. Payment of no more than $25,000 to additional creditors of the Seller to be paid in monthly installments of $825 per month
   V. Payment of $50,000 to McDonald on the first business day of the fourth month following the closing of the acquisition (“Closing”)

Entest is also obligated to make payment to McDonald of that number of shares of common  stock of  Entest  valued at the closing bid price of the trading day immediately prior to issuance which shall equal $70,000 upon completion of the first calendar year during the Employment Period (as such period is defined in the employment agreement entered into between McDonald and Entest CA dated December 31, 2010 ) in which the Business generates gross sales in excess of $700,000.

Pursuant to the Employment Agreement, Entest CA shall employ McDonald to:

I.           be the Managing Licensee and Supervising Veterinarian of the Business and manage the Business
II.           assist Entest CA  in identifying and employing one or more additional veterinarians
III.           assist Entest CA in the identification and acquisition of additional veterinary clinics and
IV.           assist  Entest  CA in development of  Entest’s immuno-therapeutic cancer vaccine for canines

The Term of the Employment Agreement shall commence upon the Closing of the Asset Purchase Agreement , shall expire three years from that date, and  may be extended by mutual agreement (“Employment Period”). Pursuant to the Employment Agreement McDonald is to receive $4,167 dollars per month in salary. Upon completion of any fiscal year during the Employment Period in which the

Business generates net sales (gross sales less any returns and / or charge backs) in excess of $700,000, McDonald  shall be entitled to receive a bonus of:

(i) 7.14% of the annual gross collections in excess of $700,000 achieved by the Business during that period in the form of a cash payment.

(ii) 5% of the annual gross collections in excess of $700,000 achieved by the Business  during that period in the form of shares of common stock of Entest valued at the closing bid price of the trading day immediately prior to issuance.

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

(c) There have been no changes during the quarter ended September 30, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

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

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

David Koos, an officer and director of the Company, filed  three  late Form 4s in which five transactions were not reported on a timely basis.

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

DAVID KOOS, PHD
BIO-MATRIX SCIENTIFIC GROUP, INC.
4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942
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

Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman and CEO	From October 1, 2008 to September 30, 2009	18,000**	0	320,000***					338,000
David Koos Chairman and CEO	From October 1, 2009 to September 30, 2010	16,500****	0	$309,060*****					325,560
** Does not include $312,000 in Accrued Compensation outstanding as of September 30, 2009.

*** includes four million of our common shares issued to David Koos  on June 22, 2009 and a Restricted Stock Award of 2,000,000 common shares of Entest issued to David Koos on  August 8, 2009 (“Koos Award”).

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
**** Does not include $414,500 in Accrued Compensation outstanding as of September 30, 2010.

***** Includes issued 4,454,994 shares of the common stock of the Company as well as 3040 of the common shares of Entest

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on  March 10, 2011, concerning shares of our common stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

 Based on 72,189,747 shares  issued and outstanding as of  March 10, 2011

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	12,718,639 (a)	18%
Common	All Officers and Directors As a Group(a)	12,718,639 (a)	18%
(a)    Includes 4,159,085 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and 104,160  shares owned AFN Trust for which David Koos serves as Trustee.

The following table sets forth information as of the close of business on March 10, 2011, concerning shares of our preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of preferred stock.

 Based on 1,925,846  shares issued and outstanding as of  March 10, 2011

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	524,079	27%
Preferred	Copeland Revocable Trust	166,907	9%
Preferred	Ronald Williams	205,714	11%
Preferred	All Officers and Directors As a Group(c)	524,079	27%

(a)
Includes 458,503 Preferred  Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 62,056 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and AFN Trust for which David Koos serves as Trustee .

The following table sets forth information as of the close of business on March 10,2011 concerning shares of our Series B preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series B preferred stock.

Based on 724,222  shares  issued and outstanding as of  March 10, 2011

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	96,012	13%
Series B Preferred	All Officers and Directors As a Group(c)	96,012	13%

(a)
Includes 9,171 Preferred Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 58,935 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  and 836 shares owned by  AFN Trust for which David Koos serves as Trustee

The following table sets forth information as of the close of business on  March 10,2011  concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	4,852	100%
Common	All Officers and Directors As a Group(a)	4,852	100%

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

The following sets forth the aggregate fees billed by John Kinross Kennedy, CPA:

Period beginning Oct 1, 2009 and ending September 30, 2010

Audit Fees	$4,000
Audit Related Fees	$400
Tax Fees
All Other Fees

$4,400

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

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected John Kinross Kennedy, CPA’s  independence.

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i) (1)	Certificate of Incorporation (1)
3(i) (2)	Certificate of amendment dated August 22, 2006(2)
3(1) (3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(ii)(1)	Bylaws(5)
3(ii) (2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)

10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
14.1	Code of Ethics(15)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
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

(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: Chairman, Chief Executive Officer, President, Acting Chief Financial Officer
Date: May 10, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Koos David R. Koos	Chairman of the Board	May 10, 2011