Form 10-Q
period 2010-12-31
Bio-Matrix Scientific Group, Inc.
filed 2011-05-31
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended December 31, 2010

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 203, La Mesa, California	91942
(Address of Principal Executive Offices)	(Zip Code)

(619) 398-3517
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [   ]   No [X]

There were 72,189,747 shares of Common Stock outstanding as of March 10, 2011.

PART I—FINANCIAL INFORMATION

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET

	December 31, 2010	September 30, 2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$100,845	$306
Prepaid Expenses	47,215	40,425
Employee Receivable	1,396	1,396
Cash in Escrow	20,000
Total Current Assets	169,456	42,127
PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,869	538,869
OTHER ASSETS	26,566	26,566

TOTAL ASSETS	$734,891	$607,562

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	303,740	251,528
Notes Payable	267,394	247,669
Accrued Payroll	590,558	444,500
Accrued Payroll Taxes	27,161	27,298
Accrued Interest	165,617	145,426
Accrued Expenses	5,000	5,000
Convertible Note Payable	333,400	333,400
Due to TheraCyte	10,000
Due to Shareholder	100,000
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,803,870	1,455,821

STOCKHOLDERS EQUITY (DEFICIT)
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 1,963,821 issues and outstanding as of December 31, 2010 and September 30, 2010 respectively	197	197
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issues and outstanding as of December 31, 2010 and September 30, 2010	73	73
Common Stock ($.0001 par value 80,000,000 shares authorized; 70,404,033 shares issued and outstanding as of December 31, 2010 and September 30 , 2010 respectively	7,040	7,040
Additional Paid in Capital	11,094,158	10,931,758
Contributed Capital	509,355	509,355
Deficit accumulated during the development stage	(12,255,366)	(11,989,566)
Deficit attributable to non-controlling interest in subsidiary	(424,436)	(307,116)

Total Stockholders' Equity (Deficit)	(1,068,979)	(848,259)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$734,891	$607,562

 The accompanying Notes are an integral part of these Financial Statements

A Development Stage Company CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

			From Inception
			(August 2, 2005)
			through
	December 31, 2010	December 31, 2009	December 31, 2010

REVENUES	$-	$-	$-

COST AND EXPENSES
Research and Development	51,286	44,495	1,255,171
General and Administrative	284,695	344,934	5,839,748
Depreciation and Amortization			2,668
Consulting and Professional Fees	26,946	27,729	4,773,968
Impairment of Goodwill and Intangibles			34,688

Total Costs and Expenses	362,927	417,158	11,906,243

OPERATING LOSS	(362,927)	(417,158)	(11,906,243)

OTHER INCOME & (EXPENSES)

Interest Expense	(20,193)	(31,444)	(315,899)
Interest Income			306
Other Income			30,100
Loss on sale of Available for Sale Securities			(487,900)
Other Expense			(166)

Total Other Income & (Expense)	(20,193)	(31,444)	(773,559)

NET INCOME (LOSS)	(383,120)	(448,602)	(12,679,802)

(NET INCOME) LOSS attributable to
noncontrolling interest in Entest BioMedical, Inc.	117,320	52,754	424,436

NET LOSS attributable to common shareholders	(265,800)	(395,848)	(12,255,366)

BASIC AND DILUTED EARNINGS (LOSS)	$(0.00378)	$(0.009)
PER SHARE

Weighted Average Shares Outstanding	70,404,033	45,369,136

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS

			(unaudited)
			From inception
	(unaudited)	(unaudited)	(August 2, 2005)
	Quarter ended	Quarter ended	through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(265,800)	$(395,848)	$(12,255,366)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees		103,476	1,114,902
Stock issued for services rendered by consultants	62,400	5,000	4,083,134
Stock issued for prepaid expenses			313,665
Stock issued for interest			131,726
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(6,790)	752	(47,215)
Increase (Decrease) in Accounts Payable	52,212	122,132	303,741
Increase (Decrease) in Accrued Expenses	166,112	102,698	818,277
Increase (Decrease) in Other Comprehensive Income			(50,000)
Increase (Decrease) in Due to TheraCyte	10,000		10,000
(Increase) Decrease in Employee Receivable			(1,396)
Loss attributable to Non Controlling interest in subsidiary	(117,320)	(52,754)	(424,436)

Net Cash Provided by (Used in) Operating Activities	(99,186)	(114,544)	(6,000,301)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets			(26,566)
Purchases of fixed assets			(541,536)
Purchase of Other Assets
Preferred Stock retired
Preferred Stock sold for cash
Increase in Cash in Escrow	(20,000)		(20,000)
(Additions) Decreases to Securities Available for Sale

Net Cash Provided by (Used in) Investing Activities	(20,000)		(588,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash			339
Common stock issued for cash			1,630
Common Stock issued for Debt		98,200	1,206,061
Common Stock issued for Accrued Salaries			424,500
Common Stock issued for expenses
Additional paid in Capital	100,000	5,000	1,780,919
Principal borrowings on Convertible Debentures			333,400
Principal borrowings (repayments) on notes and Convertible Debentures	19,725	(5,979)	1,086,850
(Increase) Decrease in Securities available for Sale			50,000
Increase in amounts Due to Shareholder	100,000		100,000
Contributed Capital			509,353
Net Borrowings From Related Parties			1,195,196
Increase in Bank Overdraft		1,358
Increase (Decrease) in Notes from Affiliated party			1,000

Net Cash Provided by (Used in) Financing Activities	219,725	98,579	6,689,248

Net Increase (Decrease) in Cash	100,539	(15,962)	100,845

Cash at Beginning of Period	306	17,750	0

Cash at End of Period	100,845	1,788	100,845

Supplemental Cash Flow Disclosures:
Significant non-cash activities:	1,206,061
Stock issued to cancel debt	108
Preferred stock issued for stock dividend	1,206,169

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of December 31, 2010

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended September 30, 2010 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $12,255,366 (including $424,436 in net losses attributable to non-controlling interest in Entest BioMedical, Inc.) during the period from August 2, 2005 (inception) through December 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management also plans to acquire one or more operating veterinary clinics in order to generate cash flow to fund research and development. Management can give no assurance that any such clinics can be acquired on terms favorable to the Company, if at all, and if acquired whether such clinics would generate cash flow sufficient to fund the Company’s operations.

NOTE 3. INCOME TAXES

As of December 31 ,2010

Deferred tax assets:
Net operating tax carry forwards	$4,179,953
Other	-0-
Gross deferred tax assets	4,179,953
Valuation allowance	(4,179,953)

Net deferred tax assets	$-0-

As of December 31 , 2010 the Company has a Deferred Tax Asset of $4,179,953 completely attributable to net operating loss carry forwards  of approximately $12,293,982  ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and
(b) $12,255,366  attributable to the Company, Bio-Matrix Scientific Group, Inc (BMSG), a wholly owned Nevada corporation which shares the name of the Company and Entest BioMedical, Inc. a Nevada corporation which is approximately 51% owned by the Company as of November 30, 2010.

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

NOTE 4. RELATED PARTY TRANSACTION

Between October 1, 2010 and December 31, 2010 Bombardier Pacific Ventures (“Bombardier”), a Company controlled by David Koos, the Company’s CEO,  made loans to the Company totaling  396  dollars . The total amount owed by the Company to Bombardier as of December 31, 2010 is $49,063. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.

Between October l 1, 2010 and December 31, 2010 David Koos, the Company’s CEO, made loans to the Company totaling 2,023 dollars. The total amount owed by the Company to Mr. Koos as of December 31, 2010 is $18,860. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

Between September 1, 2010 and November 30, 2010, Bombardier made loans to Entest BioMedical, Inc. (“Entest”) totaling $7,326. The total amount owed by Entest to Bombardier as of November 30, 2010 is $87,797. These loans and any accrued interest are due and payable at the demand of Bombardier and bear simple interest at the rate of 15% per annum.

As of November 30, 2010, Entest is also indebted to David Koos in the amount of $42,786. These loans and any accrued interest are due and payable at the demand of David R. Koos and bear simple interest at the rate of 15% per annum.

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

On August 16, 2010 a  Complaint  (“Complaint”)  was filed  in the Superior Court of the State of California, County of San Diego Central Division  against the Company,  the Company’s Chairman,   Freedom Environmental Services, Inc. and the BMXP Holdings Inc.  Shareholder’s Business Trust, a Nevada Business Trust (collectively “Defendants”) by Princeton Research, Inc. and Jan Vandersande  (collectively “Plaintiffs”) seeking to recover general damages in excess of $25,000, punitive damages in excess of $25,000 and attorney’s fees. The Complaint alleges breach of fiduciary duty of loyalty, fraud and deceit in connection with the late distribution of  shares of the Company to beneficiaries  of the BMXP Holdings Inc.  Shareholder’s Business Trust. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.  At this time, it is not possible to predict the ultimate outcome of these matters,

NOTE 9. SUBSEQUENT EVENTS

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

On February 17, 2011 the Company  issued 1,785,714 common shares in satisfaction of $50,000 face value of convertible debentures.

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

On January 4, 2011,  Entest BioMedical, Inc. (“Entest CA”), a California corporation and a wholly owned subsidiary of  Entest BioMedical, Inc., a Nevada corporation (the “Company”) acquired from Pet Pointers, Inc., a California corporation doing business as McDonald Animal Hospital (“Seller”), and Dr. Gregory McDonald DVM (“McDonald”) all the goodwill from McDonald and assets of Seller except cash and accounts receivables used in connection with the operation of a veterinary medical clinic located at 225 S. Milpas Street, Santa Barbara, CA 93103 (the "Business").

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

On January 24, 2011 the Company’s former landlord informed the Company in writing that no further payment is required to be made by the Company for outstanding rental liabilities, resulting in the elimination of $146,791 of Payables owed by the Company.

On April 2011, the Company sold equipment resulting in a loss on sale of equipment of approximately $531,569.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10Kfor the year ended September 30, 2010. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

 Material Changes in Financial Condition:

As of December 31, 2010, we had cash on hand of $100,845 and as of September 30, 2010 we had cash on hand of $ 306.

The increase in cash on hand of approximately 32,800 % is primarily attributable to additional borrowings by the Company and $100,000 deposited by a shareholder with Entest BioMedical, Inc.  in contemplation of a future transaction.

As of December 31, 2010 we had Prepaid Expenses of $47,215 and as of September 30, 2010 we had Prepaid Expenses of $40,425
The increase in Prepaid Expenses of approximately 17% is primarily attributable to the prepayment of $6,790 in consulting services by Entest BioMedical, Inc.

As of December 31, 2010 we had $20,000 cash in Escrow and as of September 30, 2010 we had $0 cash in Escrow.

The increase in Cash in Escrow is attributable to the deposit of $20,000 into an escrow account made by Entest BioMedical, Inc.  in contemplation of the acquisition of the business of Pet Pointers, Inc. .

As of December 31, 2010 we had Accounts Payable of $303,740 and as of September 30, 2010 we had Accounts Payable of $251,528.

The increase in Accounts Payable of approximately 21% is primarily attributable to an increase in outstanding rental related payables as well as an increase in obligations incurred by Entest BioMedical, Inc. in the course of conducting its operations.

As of December 31, 2010 we had Accrued Payroll of $590,558 and as of September 30, 2010 we had Accrued Payroll of $444,500.

The increase in Accrued Payroll of approximately33% is primarily attributable to employee compensation accrued but not yet been paid.

As of December 31, 2010 we had Accrued Interest of $165,617 and as of September 30, 2010 we had Accrued Interest of $145,426.

The increase in  Accrued Interest  of approximately14% is primarily attributable to increases of the amount of  interest payments on Notes Payable accrued but not yet paid.

As of December 31, 2010 we had  $10,000 Due to TheraCyte  and as of September 30, 2010 we had $0 Due to TheraCyte

The amount Due to TheraCyte is attributable to amounts due and  payable to TheraCyte, Inc. pursuant to an agreement entered into between Entest BioMedical, Inc. and TheraCyte, Inc.

As of December 31, 2010 we had $100,000 Due to Shareholder  and as of September 30, 2010 we had $0 Due to Shareholder

The amount Due to Shareholder  is attributable to $100,000 deposited by a shareholder with Entest BioMedical, Inc.  in contemplation of a future transaction.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending December 31, 2010 and -0- for the same quarter ending December 31, 2009. Net losses were  $265,800  for the three months ended December 31, 2010 and $395,848  for the same period ended December 31, 2009, a decrease of approximately 33%.

This increase   in Net Losses is primarily attributable to decreased general and administrative expenses incurred by us as well as an increase in the loss attributable to noncontrolling interest in Entest BioMedical, Inc. of $64,566 for the three months  ended December 31, 2010 from the same period ended 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had $100,845 cash on hand and current liabilities of $1,803,870.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, we plan to fund our financial needs through grant funding (which cannot be assured), through cash flow generated through veterinary clinics which have been acquired  by ENTB or  may be acquired by ENTB  (the generation of sufficient cash flow from which  cannot be assured)   and, if required, through equity private placements of common stock. (No material plans, terms, offers or candidates have yet been established and there can be no assurance that the Company will be able to raise funds on terms favorable to us or at all.)

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended December 31, 2010.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October 1, 2010 and ending December 31, 2010, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

 On August 16, 2010 a  Complaint  (“Complaint”)  was filed  in the Superior Court of the State of California, County of San Diego Central Division  against the Company,  the Company’s Chairman,   Freedom Environmental Services, Inc. and the BMXP Holdings Inc.  Shareholder’s Business Trust, a Nevada Business Trust (collectively “Defendants”) by Princeton Research, Inc. and Jan Vandersande  (collectively “Plaintiffs”) seeking to recover general damages in excess of $25,000, punitive damages in excess of $25,000 and attorney’s fees. The Complaint alleges breach of fiduciary duty of loyalty, fraud and deceit in connection with the late distribution of shares of the Company to beneficiaries of the BMXP Holdings Inc.  Shareholder’s Business Trust. The Company is in the process of negotiating a settlement agreement with the Plaintiffs with the intention of avoiding protracted disputes, uncertainties, and litigation with their attendant inconveniences and expenses.

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and Entest by 18KT.TV LLC (“Plaintiffs”). The Complaint is seeking damages from the Company and Entest in excess of $125,000 and alleges breach of contract, unjust enrichment and breach of implied in fact contract by the Company and Entest in connection with agreements entered into with the plaintiffs by both the Company and Entest.

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
David R. Koos
Chief Executive Officer and principal Financial Officer
Date: May 26, 2011