Form 10-Q
period 2011-03-31
Bio-Matrix Scientific Group, Inc.
filed 2011-06-21
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2011

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 203, La Mesa, California	91942
(Address of Principal Executive Offices)	(Zip Code)

(619) 398-3517
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes   ☐ No   ☒

There were 72,189,747 shares of Common Stock outstanding as of  June 17, 2011.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS

Cash	$433	$306
Prepaid Expenses	39,925	40,425
Employee Receivable	0	1,396
Cash in Escrow	0

Total Current Assets	40,358	42,127
PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	538,869	538,869
Other Assets	4,200	26,566
Investment in Entest	41,898,162
Total Assets	$42,481,589	$607,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	130,507	251,528
Notes Payable	112,869	247,669
Accrued Payroll	477,000	444,500
Accrued Payroll Taxes	23,780	27,298
Accrued Interest	129,579	145,426
Accrued Expenses	5,000	5,000
Convertible Note Payable	313,701	333,400
Due to Shareholder	0
Due to Affiliate	73,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,266,936	1,455,821

Total Liabilities	1,266,936	1,455,821

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 1,963,821 issued and outstanding as of March 31, 2011 and September 30, 2010 respectively	197	197
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of March 31, 2011 and September 30, 2010	73	73
Common Stock ($.0001 par value 80,000,000 shares authorized; 72,189,747 and 70,404,033 shares issued and outstanding as of March 31, 2011 and September 30 , 2010 respectively	7,218	7,040
Additional Paid in Capital	11,498,731	10,931,758
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	29,837,878	(11,989,566)
Equity in Earnings (Losses) of Entest BioMedical, Inc.	(101,838)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(307,116)

Total Stockholders' Equity (Deficit)	41,214,653	(848,259)

Total Liabilities and Shareholders' Equity (Deficit)	$42,481,589	$607,562

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended	From Inception (August 2,2005)
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	to March 31, 2011

REVENUES	$-	$-	$-	$-	$-

COST AND EXPENSES
Research and Development		128,254	51,286	172,749	1,255,171
General and Administrative	100,697	348,337	385,392	593,271	5,940,445
Depreciation and Amortization					2,668
Consulting and Professional Fees	5,290	27,656	32,236	55,385	4,779,258
Impairment of Goodwill and Intangibles					34,688

Total Costs and Expenses	105,987	404,247	468,914	821,405	12,012,230

OPERATING LOSS	(105,987)	(404,247)	(464,914)	(821,405)	(12,012,230)

OTHER INCOME & (EXPENSES)

Interest Expense	(14,019)	(26,726)	(34,212)	(58,170)	(329,918)
Interest Income					306
Other Income	146,791		146,791		176,891
Gain on deconsolidation of Entest BioMedical	42,182,649		42,182,649		42,182,649
Loss on sale of Available for Sale Securities					(487,900)
Other Expense					(166)
Other Losses attributable to Entest BioMedical, Inc.	(228,715)		(228,715)		(228,715)

Total Other Income & (Expense)	42,086,706	(26,726)	42,066,513	(58,170)	41,313,147

NET INCOME (LOSS)	41,980,719	(430,973)	41,597,599	(879,575)	29,300,917

(NET INCOME) LOSS attributable to
noncontrolling interest	112,525	41,293	229,845	94,047	536,961

NET INCOME (LOSS)	42,093,244		41,827,444		29,837,878
Equity in NET INCOME (LOSS) of Entest BioMedical	(101,838)		(101,838)		(101,838)

NET INCOME (LOSS) available to Common Shareholders	41,991,406	(389,680)	41,725,606	(785,528)	29,736,040

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	0.589	(0.0077)	0.58921	(0.0164)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	71,237,366	47,811,201	70,816,121	47,811,201

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Six Months Ended	For The Six Months Ended	From Inception (August 2,2005)
	March 31. 2011	March 31, 2010	to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$41,725,606	$(785,528)	$29,736,040
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	71,440	179,835	1,186,342
Stock issued for services rendered by consultants	62,400	47,000	4,083,134
Stock issued for prepaid expenses		13,665	313,665
Stock issued for interest	6,821	30,269	138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	500	54,156	(39,925)
Increase (Decrease) in Accounts Payable	(121,021)	(101,574)	130,508
Increase (Decrease) in Accrued Expenses	13,135	(133,705)	665,300
Increase (Decrease) in Other Comprehensive Income			(50,000)
(Increase) Decrease in Employee Receivable	1,396		0
Increase (Decrease) in Due to Affiliate	73,500		73,500
Non cash increase in Investment in Entest	(42,000,000)		(42,000,000)
Loss attributable to Non Controlling interest in subsidiary	(229,845)	(94,047)	(536,961)
Equity in Loss of Entest	101,838		101,838

Net Cash Provided by (Used in) Operating Activities	(294,230)	(789,929)	(6,195,345)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets	22,366	(1,059)	(4,200)
Purchases of fixed assets			(541,536)
Purchase of Other Assets
Preferred Stock retired
Preferred Stock sold for cash
(Additions) Decreases to Securities Available for Sale

Net Cash Provided by (Used in) Investing Activities	22,366	(1,059)	(545,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash			339
Common stock issued for cash			1,630
Common Stock issued for Debt	89,992	939,345	1,296,053
Common Stock issued for Accrued Salaries		304,500	424,500
Common Stock issued for expenses
Common stock issued in merger
Additional paid in Capital	336,498	5,000	2,017,417
Principal borrowings on Convertible Debentures	(19,699)	(170,000)	313,701
Principal borrowings (repayments) on notes and
Convertible Debentures	(134,800)	(354,836)	932,325
(Increase) Decrease in Securities available for Sale
Contributed Capital			509,353
Net Borrowings From Related Parties			1,195,196
Increase (Decrease) in Notes from Affiliated party			1,000

Net Cash Provided by (Used in) Financing Activities	271,991	774,009	6,741,514

Net Increase (Decrease) in Cash	127	(17,000)	433

Cash at Beginning of Period	306	17,750	0
Cash at End of Period	$433	$750	$433

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of March 31, 2011

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a gain recognized by the Company as a result of the deconsolidation of Entest BioMedical, Inc. (“Entest”) on February 4, 2011 of $42,182,649 the Company generated net losses of $12,881,732 (including $536,961 in net losses attributable to non-controlling interest in Entest BioMedical, Inc.) during the period from August 2, 2005 (inception) through March 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. INCOME TAXES

As of March 31, 2011

Deferred tax assets:
Net operating tax carry forwards	$4,179,953
Other	-0-
Gross deferred tax assets	4,179,953
Valuation allowance	(4,179,953)

Net deferred tax assets	$-0-

As of March 31 , 2011 the Company has a Deferred Tax Asset of $4,179,953 completely attributable to net operating loss carry forwards  of approximately $12,293,982  ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and
(b) $12,255,366  attributable to the Company, Bio-Matrix Scientific Group, Inc (BMSG), a wholly owned Nevada corporation which shares the name of the Company and  pre deconsolidation results of Entest BioMedical, Inc. a Nevada corporation which is approximately 49% owned by the Company as of  March 31, 2011.

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

NOTE 4. RELATED PARTY TRANSACTION

Between  January 1, 2011 and  March 31, 2011  David Koos, the Company’s CEO, made loans to the Company totaling  S10,104  dollars. The total amount owed by the Company to Mr. Koos as of  March 31, 2011 is $28,964. The Company is also indebted as of March 31, 2011 to Bombardier Pacific Ventures, a company controlled by Mr. Koos, in the amount of $49,963. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

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

On February 17, 2011 the Company  issued 1,785,714 common shares in satisfaction of $50,000 face value of convertible debentures

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  March 31, 2011:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
1,963,821 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding.
725,409 Series B Preferred Shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 72,189,747 shares issued and outstanding.

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

On February 17, 2011 the Company  issued 1,785,714 common shares in satisfaction of $50,000 face value of convertible debentures

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

On August 16, 2010 a  Complaint  (“Complaint”)  was filed  in the Superior Court of the State of California, County of San Diego Central Division  against the Company,  the Company’s Chairman,   Freedom Environmental Services, Inc. and the BMXP Holdings Inc.  Shareholder’s Business Trust, a Nevada Business Trust (collectively “Defendants”) by Princeton Research, Inc. and Jan Vandersande  (collectively “Plaintiffs”) seeking to recover general damages in excess of $25,000, punitive damages in excess of $25,000 and attorney’s fees. The Complaint alleges breach of fiduciary duty of loyalty, fraud and deceit in connection with the late distribution of  shares of the Company to beneficiaries  of the BMXP Holdings Inc.  Shareholder’s Business Trust. The Company is currently in the process of negotiating a potential settlement with the Plaintiffs.  At this time, it is not possible to predict the ultimate outcome of these matters,

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and Entest. by 18KT.TV LLC (“Plaintiffs”). The Complaint is seeking damages from the Company and Entest in excess of $125,000 and alleges breach of contract, unjust enrichment and breach of implied in fact contract by the Company and Entest in connection with agreements entered into with the plaintiffs by both the Company and Entest.

NOTE 9. DECONSOLIDATION OF ENTEST BIOMEDICAL, INC.

Effective February 4, 2011 the Company’s ownership of Entest BioMedical, Inc. fell to approximately 49%. and commencing February 4, 2011 the Company’s financial statements reflect the Company’s ownership of Entest under the equity method of accounting. A gain of $42,182,649 was recognized in accordance with ASC 810-10-40-5. Fair value of the Company’s investment in Entest BioMedical, Inc. resulting from deconsolidation was calculated utilizing Level 1 inputs in accordance with ASC 820.

NOTE 10. SUBSEQUENT EVENTS

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

Material Changes in Financial Condition:

As of March 31, 2011 we had cash on hand of $433  and as of September 30, 2010  we had cash on hand of $306..

The increase in cash on hand of approximately 41% is primarily attributable to borrowings.

As of March 31, 2011 we had Employee Receivable of $0  and as of September 30, 2010  we had Employee Receivable of $1, 396.

The decrease in Employee Receivable of 100% is primarily attributable to   de-recognition of assets of Entest BioMedical, Inc. as a result of  the deconsolidation of Entest BioMedical, inc. on February 4, 2011.

As of March 31, 2011 we had Other Assets $4,200   and as of September 30, 2010  we had Other Assets of $26,566.

The decrease in Other Assets  of approximately 84%  is primarily attributable to the recognition of an expense of  $21,307 resulting from the loss of the Company’s security deposit (lease on former facility) as well as de-recognition of $1,059 in deposits attributable to Entest BioMedical, Inc..

As of March 31, 2011 we had an Investment in Entest of $41,898,162 and as of September 30, 2010 we had an Investment in Entest of $0.

The increase of 100% is attributable the recognition of a gain of $42,182, 649 resulting from the deconsolidation of Entest BioMedical, Inc. offset by equity of $101,838 in the net losses of Entest BioMedical for the period beginning February 4, 2011 and ending March 31, 2011.

As of March 31, 2011 we had Accounts Payable of $130,507 and as of September 30, 2010 we had Accounts Payable of $251,528.

This decrease of approximately 48% is primarily attributable to the elimination of $146,791 of payables attributable to the lease on our former facility as well as the de-recognition of $38, 975 of payables resulting from the deconsolidation of Entest BioMedical, Inc offset by liabilities incurred in the ordinary cost of business.

As of March 31, 2011 we had Notes Payable of $112,869  and as of September 30, 2010 we had Notes Payable of $247, 669.

This decrease of approximately 54% is primarily attributable to the de-recognition of $246,428 in Notes Payable attributable to Entest BioMedical, Inc. resulting from the deconsolidation of Entest BioMedical, Inc offset by additional net borrowings incurred by us  of approximately $21,750.

As of March 31, 2011 we had Accrued Payroll of $477,000  and as of September 30, 2010 we had Accrued Payroll of $444,500

This increase of approximately 7% is primarily attributable to increases in employee compensation which have accrued and have not yet been paid of approximately $150,000 offset by the de-recognition  of $235,558 of accrued payroll attributable to the deconsolidation of Entest BioMedical, Inc. .

As of March 31,2011 we had Accrued Payroll Taxes  of $23, 780 and as of September 30, 2010 we had Accrued Payroll Taxes  of $27,298.

This decrease of approximately 13% is primarily attributable to the de-recognition of Accrued Payroll Taxes attributable to Entest BioMedical, Inc. resulting from the  deconsolidation of Entest BioMedical, Inc.

As of March 31,2011 we had Accrued Interest of $129,579 and as of September 30, 2010 we had Accrued Interest of $145,426.

This decrease of approximately 11% is primarily attributable to the reclassification of $30,301 in accrued interest on Convertible Notes outstanding as principal in connection with a change in ownership of $200,000 in face value of convertible notes with interest of $30,301 having been accrued, the payment of $6,821 of accrued interest by the issuance of issued 1,785,714 common shares in full satisfaction of $50,000 face value of convertible debentures and interest accrued thereon, as well as the de-recognition of  any accrued interest attributable to Entest BioMedical, Inc. resulting from the deconsolidation of Entest BioMedical, Inc.

As of March 31,2011 we had $73,500 Due to Affiliate and as of September 30, 2010 we had no such amounts due .

The amounts Due to Affiliate are attributable to the recognition of rent prepaid by Entest BioMedical, inc. to the Company recognized as a result of the deconsolidation of Entest BioMedical, Inc.

As of March 31, 2011 we had $313, 701 in Convertible Notes payable  and as of September 30, 2010 we had $333, 400 in  Convertible Notes payable.

This decrease of approximately 6% is primarily attributable to the issuance of issued 1,785,714 common shares in full satisfaction of $50,000 face value of convertible debentures and interest accrued thereon offset by the reclassification of $30,301 in accrued interest on Convertible Notes outstanding as principal in connection with a change in ownership of $200,000 in face value of convertible notes with interest of $30,301 having been accrued

Material Changes in Results of Operations

Revenues were -0- for the quarter ending March 31, 2011  and -0- for the same quarter ending March 31, 2010. Net Income was $41,991, 006 for the three months ended March 31, 2011  and the Company incurred net losses of $389,680 for the same quarter ending march 31, 2010 .

The increase from net losses of $389,680 to net income of $41,991, 006 was primarily attributable to:

(a)	A noncash recognized as a result of the deconsolidation of Entest BioMedical of $42,182,649
(b)
Other income of $146,791 recognized as a resulting from the confirmation in writing from the Company’s former landlord informing  the Company that no further payment is required to be made by the Company for outstanding rental liabilities resulting in the elimination of $146,791 of Payables owed by the Company

Partially offset by $338,044 of losses attributable to the Company and equity in Losses of Entest BioMedical, Inc.

Revenues were -0- for the six months ending March 31, 2011 and -0- for the same period ending March 31, 2010. Net Income was $41,725, 606 for the six months ended March 31, 2011 and the Company incurred net losses of $785,528 for the same period ending March 31, 2010.

The increase from net losses of $785,528 to net income of $41,725,608 was primarily attributable to:

(a)	A noncash recognized as a result of the deconsolidation of Entest BioMedical of $42,182,649
(b)
Other income of $146,791 recognized as a resulting from the confirmation in writing from the Company’s former landlord informing  the Company that no further payment is required to be made by the Company for outstanding rental liabilities resulting in the elimination of $146,791 of Payables owed by the Company

Partially offset by $603,834 of losses attributable to the Company and equity in Losses of Entest BioMedical, Inc.

Liquidity and Capital Resources

As of March 31, 2011, we had $433  cash on hand and current liabilities of $1,266,936  such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Convertible Notes, Amounts due to Affiliated Party, Accrued Expenses  and Accrued Interest.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, we plan to fund our financial needs through equity private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to us or at all.) We cannot assure that we will be successful in obtaining additional financing necessary.  We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate.  For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended March 31, 2011.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2011 and ending March 31, 2011, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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
Date: June 19,2011