Form 10-Q
period 2011-06-30
Bio-Matrix Scientific Group, Inc.
filed 2011-08-09
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes   ☐ No   ☒

There were 72,189,747 shares of Common Stock outstanding as of  June 30, 2011.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$5,082	$306
Prepaid Expenses	39,925	40,425
Employee Receivable	-	1,396

Total Current Assets	45,007	42,127

Property and Equipment (net of accumulated depreciation)	20,789	538,869

Other Assets	4,200	26,566

Investment in Entest	41,828,295	-

Total Assets	$41,898,291	$607,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$130,805	$251,528
Notes Payable	127,604	247,669
Accrued Payroll	552,000	444,500
Accrued Payroll Taxes	23,780	27,298
Accrued Interest	142,985	145,426
Accrued Expenses	5,000	5,000
Convertible Note Payable	313,701	333,400
Due to Affiliate	73,500	-
Current portion, note payable to affiliated party	1,000	1,000

Total Current Liabilities	1,370,375	1,455,821

Total Liabilities	1,370,375	1,455,821
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 1,963,821 issues and outstanding as of June 30, 2011 and September 30, 2010 respectively	197	197
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issues and outstanding as of June 30, 2011 and September 30, 2010	73	73
Common Stock ($.0001 par value 80,000,000 shares authorized; 72,189,747 and 70,404,033 shares issued and outstanding as of June 30, 2011 and September 30 , 2010 respectively	7,218	7,040
Additional Paid in Capital	11,498,731	10,931,758
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	29,221,008	(11,989,566)
Equity in Earnings (Losses) of Entest BioMedical, Inc.	(171,705)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(307,116)

Total Stockholders' Equity (Deficit)	40,527,916	(848,259)

Total Liabilities and Shareholders' Equity (Deficit)	$41,898,291	$607,562

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the period
					from Inception,'
					(August 2, 2005)
	For the Three Months Ended		For the Nine Months Ended		through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

COST AND EXPENSES
Research and Development	-	69,687	51,286	242,436	1,255,171
General and Administrative	80,352	266,027	465,744	858,298	6,020,797
Depreciation and Amortization	-	-	-	-	2,668
Consulting and Professional Fees	12,334	23,762	44,570	79,147	4,791,592
Impairment of Goodwill and Intangibles		-	-	-	34,688

Total Costs and Expenses	92,686	359,476	561,600	1,180,881	12,104,916

OPERATING LOSS	(92,686)	(359,476)	(561,600)	(1,180,881)	(12,104,916)

OTHER INCOME & (EXPENSES)

Interest Expense	(13,404)	(15,437)	(47,616)	(73,607)	(343,322)
Interest Income					306
Other Income			146,791		176,891
Gain on deconsolidation of Entest BioMedical			42,182,649		42,182,649
Loss on sale of Available for Sale Securities					(487,900)
Loss on disposal of Equipment	(510,780)		(510,780)		(510,780)
Other Expense					(166)
Other Losses attributable to Entest BioMedical, Inc.			(228,715)		(228,715)

Total Other Income & (Expense)	(524,184)	(15,437)	41,542,329	(73,607)	40,788,963

NET INCOME (LOSS)	(616,870)	(374,913)	40,980,729	(1,124,488)	28,684,047

(NET INCOME) LOSS attributable to
noncontrolling interest		47,687	229,845	141,734	536,961

NET INCOME (LOSS)	(616,870)	(327,226)	41,210,574	(1,112,754)	29,221,008
Equity in NET INCOME (LOSS) of Entest BioMedical	(69,867)		(171,705)		(171,705)

NET INCOME (LOSS) available to Common Shareholders	$(686,737)	$(327,226)	$41,038,869	$(1,112,754)	$29,049,303

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.0095)	$(0.0040)	$0.5758	$(0.0202)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	72,189,747	70,131,041	71,273,996	54,997,660

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
Consolidated Statement of Cash Flows
(Unaudited)
			For the period
			from Inception,
			(August 2, 2005)
	For the Nine Months Ended		through
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$41,038,869	$(1,112,754)	$29,049,303
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	71,440	179,835	1,186,342
Stock issued for services rendered by consultants	62,400	47,000	4,083,134
Stock issued for prepaid expenses		13,665	313,665
Stock issued for interest	6,821	30,269	138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	500	135,471	(39,925)
Increase (Decrease) in Accounts Payable	(120,723)	(46,698)	130,806
Increase (Decrease) in Accrued Expenses	101,541	4,037	753,706
Increase (Decrease) in Other Comprehensive Income			(50,000)
(Increase) Decrease in Employee Receivable	1,396	(1,396)	0
Increase (Decrease) in Due to Affiliate	73,500		73,500
Non cash increase in Investment in Entest	(42,000,000)		(42,000,000)
Loss attributable to Non Controlling interest in
subsidiary	(229,845)	(141,734)	(536,961)
Equity in Loss of Entest	171,705		171,705

Net Cash Provided by (Used in) Operating
Activities	(822,396)	(892,305)	(6,723,511)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets	22,366	(1,059)	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets	7,300		7,300
Purchase of Other Assets
Preferred Stock retired
Preferred Stock sold for cash
(Additions) Decreases to Securities Available for
Sale
Loss on Disposal of Equipment	510,780		510,780

Net Cash Provided by (Used in) Investing
Activities	540,446	(1,059)	(27,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash			339
Common stock issued for cash			1,630
Common Stock issued for Debt	89,992	989,345	1,296,053
Common Stock issued for Accrued Salaries		304,500	424,500
Common Stock issued for expenses
Common stock issued in merger
Additional paid in Capital	336,498	5,000	2,017,417
Principal borrowings on Convertible Debentures	(19,699)	(170,000)	313,701
Principal borrowings (repayments) on notes and
Convertible Debentures	(120,065)	(202,321)	947,060
(Increase) Decrease in Securities available for
Sale			50,000
Contributed Capital			509,353
Net Borrowings From Related Parties			1,195,196
Increase (Decrease) in Notes from Affiliated party			1,000

Net Cash Provided by (Used in) Financing
Activities	286,726	926,524	6,756,249

Net Increase (Decrease) in Cash	4,776	33,160	5,082

Cash at Beginning of Period	306	17,750	0

Cash at End of Period	$5,082	$50,913	$5,082

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to condensed consolidated Financial Statements
As of June 30, 2011

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a gain recognized by the Company as a result of the deconsolidation of Entest BioMedical, Inc. (“Entest”) on February 4, 2011 of $42,182,649 the Company generated net losses of $13,498,602 (including $536,961 in net losses attributable to non-controlling interest in Entest BioMedical, Inc.) during the period from August 2, 2005 (inception) through June 30, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. INCOME TAXES

As of June 30, 2011

Deferred tax assets:
Net operating tax carry forwards	$4,179,953
Other	-0-
Gross deferred tax assets	4,179,953
Valuation allowance	(4,179,953)

Net deferred tax assets	$-0-

As of June 30 , 2011 the Company has a Deferred Tax Asset of $4,179,953 completely attributable to net operating loss carry forwards  of approximately $12,293,982  ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and
(b) $12,255,366  attributable to the Company, Bio-Matrix Scientific Group, Inc (BMSG), a wholly owned Nevada corporation which shares the name of the Company and  pre deconsolidation results of Entest BioMedical, Inc. a Nevada corporation which is approximately 48% owned by the Company as of  June 30, 2011.

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

NOTE 4. RELATED PARTY TRANSACTION

Between  April 1, 2011 and June 30, 2011  David Koos, the Company’s CEO, made net loans to the Company totaling  S11,735  dollars. The total amount owed by the Company to Mr. Koos as of  June 30, 2011 is $40,699. The Company is also indebted as of June 30, 2011 to Bombardier Pacific Ventures, a company controlled by Mr. Koos, in the amount of $49,063. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

NOTE 5. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  June 30 , 2011:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:
1,963,821 Preferred shares issued and outstanding.
4,852 Series AA Preferred Shares issued and outstanding.
725,409 Series B Preferred Shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 72,189,747 shares issued and outstanding.

NOTE 6. CONVERTIBLE DEBENTURES

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

NOTE 7. LOSS ON DISPOSAL OF EQUIPMENT

During the quarter ended June 30, 2011 the Company disposed of production, laboratory  and cleanroom equipment such disposal resulting in cash proceeds to the Company of $7,300 and resulting in the recognition of a Loss on Disposal of Equipment of $510,780.

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

On June 29, 2011 the Company and BMXP Holdings Inc.  Shareholder’s Business Trust entered into a settlement agreement with the Plaintiffs (“Settlement”) whereby litigation was dismissed with prejudice and a general release of claims  was granted to the Defendants by the Plaintiffs and to the Plaintiffs by the Defendants.

Pursuant to the Settlement, the Plaintiffs will be granted one year to exclusively identify for the Company companies suitable for merger with or acquisition by the Company (“Target Companies”) provided however that the Company may also identify Target Companies over the term of the Settlement.

In the event that the Company completes a merger or acquisition of a Target Company identified by the Plaintiffs (“Transaction”) , the Plaintiffs shall be compensated in accordance with the terms and conditions of that Transaction.

In the event that the Company completes a merger or acquisition of a Target Company that is not identified by the Plaintiffs within one year from June 27, 2011 or in the event controlling interest in the Company is sold within one year from June 27, 2011  then Plaintiffs shall be entitled to receive the greater of:

(a)	5% of any consideration received by the Company and Bombardier pacific ventures in connection with such merger or sale or
(b)	$25,000 in cash

In the event that an acquisition, merger or sale as contemplated under the Settlement is not completed within one year from June 27, 2011 the Plaintiffs shall receive $30,000 from the Company.

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

Material Changes in Financial Condition:

As of June 30, 2011 we had cash on hand of $5,082  and as of September 30, 2010  we had cash on hand of $306..

The increase in cash on hand of approximately 1,500% is primarily attributable to borrowings and secondarily attributable to the receipt of $7,300 paid in connection with the disposal of production, laboratory  and cleanroom equipment.

As of June 30, 2011 we had Employee Receivable of $0  and as of September 30, 2010  we had Employee Receivable of $1, 396.

The decrease in Employee Receivable of 100% is primarily attributable to   de-recognition of assets of Entest BioMedical, Inc. as a result of  the deconsolidation of Entest BioMedical, inc. on February 4, 2011.

As of  June 30, 2011 we had Other Assets $4,200   and as of September 30, 2010  we had Other Assets of $26,566.

The decrease in Other Assets  of approximately 84%  is primarily attributable to the recognition of an expense of  $21,307 resulting from the loss of the Company’s security deposit (lease on former facility) as well as de-recognition of $1,059 in deposits attributable to Entest BioMedical, Inc..

As of June 30, 2011 we had Property and Equipment (net of accumulated depreciation) of $20,789 and as of September 30, 2010  we had Property and Equipment (net of accumulated depreciation) of $538,869.

The decrease in Property and Equipment (net of accumulated depreciation)   of approximately 96%  is primarily attributable to the disposal of production, laboratory  and cleanroom equipment.

As of June 30, 2011 we had an Investment in Entest of $41,828,295 and as of September 30, 2010 we had an Investment in Entest of $0.

The increase of 100% is attributable the recognition of a gain of $42,182, 649 resulting from the deconsolidation of Entest BioMedical, Inc. offset by equity of $171,705 in the net losses of Entest BioMedical for the period beginning February 4, 2011 and ending March 31, 2011.

As of June 30, 2011 we had Accounts Payable of $130,805  and as of September 30, 2010 we had Accounts Payable of $251,528.

This decrease of approximately 48% is primarily attributable to the elimination of $146,791 of payables attributable to the lease on our former facility as well as the de-recognition of $38, 975 of payables resulting from the deconsolidation of Entest BioMedical, Inc offset by liabilities incurred in the ordinary cost of business.

As of June 30, 2011 we had Notes Payable of $127,604  and as of September 30, 2010 we had Notes Payable of $247, 669.

This decrease of approximately 48% is primarily attributable to the de-recognition of $246,428 in Notes Payable attributable to Entest BioMedical, Inc. resulting from the deconsolidation of Entest BioMedical, Inc offset by additional net borrowings incurred by us  of approximately $36,488.

As of June 30, 2011 we had Accrued Payroll of $552,000  and as of September 30, 2010 we had Accrued Payroll of $444,500

This increase of approximately 24% is primarily attributable to increases in employee compensation which have accrued and have not yet been paid of approximately $225,000 offset by the de-recognition  of $235,558 of accrued payroll attributable to the deconsolidation of Entest BioMedical, Inc.

As of June 30,2011 we had Accrued Payroll Taxes  of $23, 780 and as of September 30, 2010 we had Accrued Payroll Taxes  of $27,298.

This decrease of approximately 13% is primarily attributable to the de-recognition of Accrued Payroll Taxes attributable to Entest BioMedical, Inc. resulting from the  deconsolidation of Entest BioMedical, Inc.

As of June 30,2011 we had $73,500 Due to Affiliate and as of September 30, 2010 we had no such amounts due .

The amounts Due to Affiliate are attributable to the recognition of rent prepaid by Entest BioMedical, inc. to the Company recognized as a result of the deconsolidation of Entest BioMedical, Inc.

As of June 30 , 2011 we had $313, 701 in Convertible Notes payable  and as of September 30, 2010 we had $333, 400 in  Convertible Notes payable.

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

Revenues were -0- for the quarter ending June 30, 2011 and -0- for the same quarter ending June 30, 2010. Net Losses were $686,737 for the three months ended June 30, 2011  and the Company incurred net losses of $327,226 for the same quarter ending June 30, 2010 .

The increase in Net Losses of approximately 209% is primarily attributable to a loss of $510,780 incurred as a result of disposal by the Company of  production, laboratory  and cleanroom equipment.

Revenues were -0- for the nine months ending June 30, 2011  and -0- for the same period  ending June 30 , 2010. Net Income was $41,038,869 for the nine months ended June 30, 2011  and the Company incurred net losses of $1,112,754 for the same period ending June 30, 2010 .

The increase from net losses of $1,112,754 to net income of $41,210,974 was primarily attributable to:

(a)	A noncash gain recognized as a result of the deconsolidation of Entest BioMedical of $42,182,649
(b)
Other income of $146,791 recognized as a resulting from the confirmation in writing from the Company’s former landlord informing  the Company that no further payment is required to be made by the Company for outstanding rental liabilities resulting in the elimination of $146,791 of Payables owed by the Company

Partially offset by $1,322,805 of operating  losses attributable to the Company, loss of $510,780 on disposal of equipment, and equity in Losses of Entest BioMedical, Inc.

Liquidity and Capital Resources

As of June 30, 2011, we had $5,082  cash on hand and current liabilities of $1,370,375  such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Convertible Notes, Amounts due to Affiliated Party, Accrued Expenses  and Accrued Interest.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2011 and ending June 30, 2011, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On June 29, 2011 the Company and BMXP Holdings Inc.  Shareholder’s Business Trust entered into a settlement agreement with the Plaintiffs (“Settlement”) whereby litigation was dismissed with prejudice and a general release of claims  was granted to the Defendants by the Plaintiffs and to the Plaintiffs by the Defendants.

Pursuant to the Settlement, the Plaintiffs will be granted one year to exclusively identify for the Company companies suitable for merger with or acquisition by the Company (“Target Companies”) provided however that the Company may also identify Target Companies over the term of the Settlement.

In the event that the Company completes a merger or acquisition of a Target Company identified by the Plaintiffs (“Transaction”) , the Plaintiffs shall be compensated in accordance with the terms and conditions of that Transaction.

In the event that the Company completes a merger or acquisition of a Target Company that is not identified by the Plaintiffs within one year from June 27, 2011 or in the event controlling interest in the Company is sold within one year from June 27, 2011  then Plaintiffs shall be entitled to receive the greater of:

(a)	5% of any consideration received by the Company and Bombardier pacific ventures in connection with such merger or sale or
(b)	$25,000 in cash

In the event that an acquisition, merger or sale as contemplated under the Settlement is not completed within one year from June 27, 2011 the Plaintiffs shall receive $30,000 from the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities were conducted by the Company during the period beginning April 1, 2011 and ending June 30, 2011.

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

Date: August 2, 2011