Form 10-Q/A
period 2011-06-30
Bio-Matrix Scientific Group, Inc.
filed 2011-11-30
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No 1.

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

Pursuant to this Form 10-Q/A, the registrant amends the cover page above for the  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 in order to correct a typographical error. No other changes have been made in this Amendment to the Form 10-Q.  This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

Date: November 29, 2011

3