Form 10-K
period 2011-09-30
Bio-Matrix Scientific Group, Inc.
filed 2011-12-29
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2011

File Number: 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA,	91942
(Address of principal executive offices)	(Zip Code)

(619) 398-3517 ext. 308

(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered:
None	None

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

As of March 31, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC market of $0.021., was approximately $1,248,893 .  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of each of the issuer's class of common stock as of  December 12, 2011:

Common: 72,189,747

Preferred: 1,925,846.

Series AA Preferred: 4,852

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

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

*	dependence on key personnel;
*	competitive factors;
*	degree of success of research and development programs
*	the operation of our business; and
*	general economic conditions

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

PART I

Item 1. Business

We were organized October 6, 1998, under the laws of the State of Delaware as Tasco International, Inc. We are in the development stage. We intend to engage primarily in the business of providing  biospecimen depository services , namely offering cryopreservation of cellular specimens as well as laboratory processing of cellular specimens including stem cell banking.

Developments since October 1, 2010:

On January 24, 2011 we vacated  a facility at 8885 Rehco Road in San Diego, California as consideration for the forgiveness by the owner of the property of $146,791 owed to the owner of the property. This property, which housed  two secure cryogenic stem cell banks, three research laboratories, and aseptic cellular/tissue class 10,000/100 processing lab as well as hematology, microbiology and flow cytometry laboratories, was intended to be utilized  as the infrastructure or the establishment of our biospecimen depository services. We are actively seeking a comparable property to serve this function. No assurance may be given that such a property can be located or, if located, can be acquired or leased on terms favorable to the Company or, if such property is acquired or leased, that the Company will be capable of taking the necessary actions required in order that the Company will be able to successfully operate its planned business

Effective February 4, 2011 the Company’s ownership of Entest BioMedical, Inc. fell to approximately 49%. and commencing February 4, 2011 the Company’s financial statements reflect the Company’s ownership of Entest under the equity method of accounting. A noncash gain of $42,182,649 was recognized in accordance with ASC 810-10-40-5. Fair value of the Company’s investment in Entest BioMedical, Inc. resulting from deconsolidation was calculated utilizing Level 1 inputs in accordance with ASC 820. As of September 30, 2011 we own approximately 47.9% of Entest Biomedical, a publicly traded company engaged in the business of developing  and commercializing therapies, medical devices and medical testing procedures for the veterinary market and acquiring  and operating  veterinary clinics. Our Chairman , President, CEO and Principal Financial Officer is also the Chairman , President, CEO and Principal Financial Officer of Entest Biomedical, Inc.

During the quarter ended June 30, 2011 the Company disposed of production, laboratory  and cleanroom equipment such disposal resulting in cash proceeds to the Company of $7,300 and resulting in the recognition of a Loss on Disposal of Equipment of $510,780.

Principal Products and Services

We intend to engage primarily in providing  biospecimen depository services, including stem cell banking. In order to engage in the business of  providing  biospecimen depository services we will be required to acquire or construct an FDA good manufacturing practices (cGMP) and good tissue practices (cGTP) compliant facility for the processing and cryo-storage (in liquid nitrogen) of cellular specimens , hire and  retain a skilled staff , comply with federal and state regulations and market our services competitively.

Competitive business conditions and competitive position in the industry and methods of competition

We face intense and ever-changing competition from many other established local, regional and national companies. Many of these companies are competitors who possess significantly greater financial, managerial, and marketing resources. Given our small size, changing technology, and our limited resources, the intensity of competition will likely continue for the foreseeable future. This may limit our ability to introduce and market our services, limit our ability to price our planned services, and, ultimately, our ability to generate and sustain sufficient sales revenues that would allow us to achieve profitability and positive cash flow.

These competitors have, in many cases, completed or implemented strategies that may provide them with a greater ability and a more diversified business strategy that will allow them to better respond to product and market changes and other variables in this new industry.

Competitive conditions and the industry structure are likely to further change as comparative technologies, cost factors, and regulatory issues develop. These and other risks and uncertainties are likely to have a continuing direct impact on the Company  in implementing its business plan.

Sources and availability of raw materials and the names of principal suppliers;

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

We have not been granted any trademark or  patent and are not party  to any royalty agreements or labor agreements.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

 All tissue banks (including those banking cellular based products) must register with the FDA and be compliant. On December 22, 2007 we initiated the process of registering with the United States Food and Drug Administration  (“FDA”) pursuant to 21CFR Parts 207, 807, and 1271 - “Establishment Registration and Listing for Human Cells, Tissues, and Cellular and Tissue-Based Products”.

Stem cell banking is also subject to State Regulations. We intend to  apply  for a  Tissue Bank License from the Department of Health Services of the State of California in order that we may accept  tissue specimens for short and long term storage We are required to register with the FDA under the Public Health Service Act to satisfy the regulatory requirements involving the storage of stem cells and other tissue. These regulatory requirements apply to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell or tissue donor.

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

The environmental laws that directly impact us currently concern the following:

1.           Disposition of bio-hazardous waste.

2.           Emission control from an electricity generator to be installed for backup power at the planned facility.

We intend to dispose of  bio-hazardous waste (human tissue, blood and other body fluids) according to laws of the State of California. It is intended that only State licensed contractors will be used.

The State of California currently requires that all electrical generators utilizing fossil fuels be in compliance with all State and local clean air requirements. Any generator utilized must  comply with all Federal, State and local regulations.

We are aware that environmental laws , particularly those dealing  with the handling of bio-hazardous wastes,  are subject to ever-changing requirements and there is every likelihood that the demands, costs, and burdens of these laws will increase in the future.   To the extent that we are able, we intend to remain compliant with applicable laws with respect to the handling of bio-hazardous wastes and emissions.  However, we cannot assure you that we will achieve such compliance or if we do achieve it, that we can remain in compliance.

Number of total employees and number of full-time employees .

As of  December 22, 2011 we have  one  employees who is full time.

Item 2. Properties .

The Company  leases approximately 3,000 square feet of office space at 4700 Spring Street, Suite 203, La Mesa California, 91941. On June 15, 2009 the Company had entered into an agreement to sublease   this space to Entest Biomedical, Inc., which is currently utilizing the space as office space along with the Company . Entest Biomedical Inc.  has agreed to assume all obligations under the master lease and the Company is currently utilizing the space on a month to month basis free of charge. We believe that the foregoing properties are adequate to meet our current needs for office space.

Prior to January 24, 2011 the Company leased  a 14,562 sq. ft. facility which housed two secure cryogenic stem cell banks, three research laboratories, and aseptic cellular/tissue class 10,000/100 processing lab as well as hematology, microbiology and flow cytometry laboratories.

The Company vacated the property on January 24, 2011  in consideration of forgiveness of  $146,791 owed to the owner of the property. This property was intended to be utilized as the infrastructure or the establishment of our biospecimen depository services. We are actively seeking a comparable property to serve this function. No assurance may be given that such a property can be located or, if located, can be acquired or leased on terms favorable to the Company or, if such property is acquired or leased, that the Company will be capable of taking the necessary actions required in order that the Company will be able to successfully operate its planned business.

Item 3. Legal Proceedings.

On February 3, 2011, a Complaint (“Complaint”) was filed in the U.S. District Court Middle District of the State of Pennsylvania against the Company, the Company’s Chairman and Entest Biomedical, Inc.. by 18KT.TV LLC (“Plaintiffs”). The Complaint is seeking damages from the Company and Entest Biomedical, Inc. in excess of $125,000 and alleges breach of contract, unjust enrichment and breach of implied in fact contract by the Company and Entest Biomedical, Inc. in connection with agreements entered into with the plaintiffs by both the Company and Entest Biomedical, Inc..  The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter. At this time, it is not possible to predict the ultimate outcome of these matters.

On  October 24,2011 a  Complaint  (“Complaint”)  was filed  in the Superior Court of the State of California, County of San Diego Central Division  against the Company,  the Company’s Chairman,  and American Stock Transfer and Trust Company LLC by Rick Plote. The Complaint seeks damages from the defendants jointly and severally of no less than $615, 000 and alleges breach of written agreement, breach of written guarantee and fraud in connection with the defendants’  failure to transfer 4,000,000 common shares of the Company beneficially owned by the company’s Chairman and CEO and  pledged by the Company’s Chairman to secure payment of a promissory note issued by an unaffiliated third party.

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

October 1, 2010 to September 30, 2011	High	Low
First Quarter	.0593	.0225
Second Quarter	.0621	.02
Third Quarter	.035	.011
Fourth Quarter	.0245	.005

October 1, 2009 to September 30, 2010	High	Low
First Quarter	.12	.05
Second Quarter	.18	.05
Third Quarter	.13	.05
Fourth Quarter	.06	.02

Holders

As of December 16, 2011  there were approximately 442 holders of our Common Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2011 we had   $331 of cash on hand and current liabilities of 1,484, 993 such liabilities consisting of Accounts Payable, Notes Payable,  amounts due to Entest Biomedical, Inc. , Accrued Payroll Taxes, Accrued Interest and other Accrued Expenses and  Convertible Notes Payable

As of September 30, 2010, we had $306 cash on hand and current liabilities of $1,455,841  such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Accrued Interest and other Accrued Expenses and Convertible Notes Payable.

We feel we will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, we plan to fund our financial needs through  private placements of common stock. (No plans, terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to us or at all.)

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

Sources of liquidity for us for the fiscal year ended September 30, 2010  consisted primarily of

•  the sale of  equity securities of the Company’s then consolidated subsidiary  generating cash proceeds of approximately  $5,000

•  Increases to Contributed Capital of the Company of approximately $10,353 as a result of contributions to our then consolidated subsidiary.

• Net cash borrowings of $236,064 by the Company as well as net borrowings of $156,567 by the Company’s then consolidated subsidiary

Sources of  liquidity for us for the fiscal year ended September 30, 2011  consisted primarily of  additional borrowings of $113,524 as well as proceeds of $7,300 from the sale of property plant and equipment.

Revenues were -0- for the year ended September 30, 2010 and -0- for the year ended September 30, 2009.  Net Income was  $40,860,369 for the year ended September 30, 2011 while Net Losses were  $1,545,586  for the same period ended September 30, 2010. .

The increase from net losses of $1,545,586 to net income of $40,860,369 was primarily attributable to:

(a) A noncash gain  recognized as a result of the deconsolidation of Entest BioMedical, Inc.  of $42,182,649

(b) Other income of $146,791 recognized as a resulting from the confirmation in writing from the Company’s former landlord informing  the Company that no further payment is required to be made by the Company for outstanding rental liabilities resulting in the elimination of $146,791 of Payables owed by the Company

Partially offset by a loss on disposal of equipment of $510,782.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are  not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders

Bio-Matrix Scientific Group Inc.

I have audited the accompanying consolidated balance sheet of Bio-Matrix Scientific Group Inc. as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2011 and 2010,  and the period from inception (August 2, 2005) to September 30, 2011. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group Inc. as of September 30, 2011 and 2010 and the results of its operations and changes in stockholders’ equity and cash flows for the years ended September 30, 2011 and 2010, and the period from inception (August 2, 2005) to September 30, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company is a going concern.  As discussed in Note 5  to the financial statements, the Company has not generated income and has accumulated losses.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s / John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

December 22, 2011

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET
as at September 30,

	2011	2010

ASSETS
CURRENT ASSETS
Cash	$ 331	$ 306
Prepaid Expenses	39,925	40,425
Employee Receivable	-	1,396
Total Current Assets	40,256	42,127

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	20,789	538,869

OTHER ASSETS
Deposits	4,200	26,566
Investment in Subsidiary	41,735,443	-
	41,739,643	26,566

TOTAL ASSETS	$ 41,800,688	$ 607,562

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	130,507	251,528
Notes Payable	169,575	247,669
Accrued Payroll	627,000	444,500
Accrued Payroll Taxes	23,780	27,298
Accrued Interest	154,930	145,426
Accrued Expenses	5,000	5,000
Convertible Note Payable	313,701	333,400
Due to Affiliate	59,500	-
Current portion, note payable to affiliated party	1,000	1,000

Total Current Liabilities	1,484,993	1,455,821

TOTAL LIABILITIES	1,484,993	1,455,821

STOCKHOLDERS EQUITY (DEFICIT)
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 2,975,478 and 1,963,821 issues and outstanding as of September 30, 2011 and September 30, 2010 respectively	197	197
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of September 30, 2011 and September 30, 2010	73	73
Common Stock ($.0001 par value) 80,000,000 shares authorized; 72,189,747 and 70,404,033 shares issued and outstanding as of September 30, 2011 and September 30, respectively	7,219	7,040
Additional Paid in Capital	11,498,731	10,931,758
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	29,101,648	(11,989,566)
Equity in Earnings (Loss) of subsidiary	(264,567)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(307,116)

Total Stockholders' Equity (Deficit)	40,315,695	(541,143)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 41,800,688	$ 914,678

The Following Notes are an integral part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF OPERATIONS

			From Inception
			(August 2, 2005)
	For the Year Ended		through
	September 30,		September 30,
	2011	2010	2011

REVENUES	$ -	$ -	$ -

COST AND EXPENSES
Research and Development	51,286	416,828	1,255,171
General and Administrative	550,769	1,133,969	6,105,822
Depreciation and Amortization	-	-	2,668
Consulting and Professional Fees	63,692	116,632	4,810,714
Impairment of Goodwill and Intangibles	-	-	34,688
Total Costs and Expenses	665,747	1,667,429	12,209,063

OPERATING LOSS	(665,747)	(1,667,429)	(12,209,063)

OTHER INCOME & (EXPENSES)
Interest Expense	(62,829)	(91,278)	(358,535)
Interest Income	-	-	306
Other Income	146,791	-	176,891
Gain on de-consolidation of subsidiary	42,182,649		42,182,649
Loss on sale of Available for Sale Securities	-	-	(487,900)
Loss on disposal of Equipment	(510,782)	-	(510,782)
Other Expense	-	-	(166)
Other Losses attributable to subsidiary	(228,713)	-	(228,713)
Total Other Income & (Expense)	41,527,116	(91,278)	40,773,750

NET INCOME (LOSS) before subsidiary losses	40,861,369	(1,758,707)	28,564,687

(Net Income) Loss attributable to noncontrolling interest	229,845	213,121	536,961

NET INCOME (LOSS) before equity in subsidiary losses	41,091,214	(1,545,586)	29,101,648
Equity in Net Income (Loss) of subsidiary	(264,567)		(264,567)

NET INCOME LOSS available to common
shareholders	40,826,647	(1,545,586)	28,837,081

BASIC EARNINGS (LOSS) PER SHARE	$ 0.57	$ (0.03)
FULLY DILUTED EARNINGS (LOSS) PER SHARE	$ 0.57
Weighted average number of shares outstanding	71,504,816	59,073,798
Fully Diluted weighted average number of shares
outstanding	72,071,414

The Following Notes are an integral part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

From August 2, 2005 through September 30, 2011

											Accumulated
	Series AA	Series B						Additional			Other
	Preferred	Preferred		Preferred		Common		Paid-in	Retained	Contributed	Comprehensive
	Shares	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Income(Loss)	Total

Shares issued to parent						25,000	35,921	0				35,921
Net Loss August 2, 2005												0
through September 30, 2005									(1,000)			(1,000)
Balance September 30, 2005						25,000	35,921	0	(1,000)			34,921

Net Loss October 1, 2005												0
through December 31, 2005									(366,945)			(366,945)
Balance December 31, 2005						25,000	35,921	0	(367,945)			(332,024)

Recapitalization						9,975,000	(34,921)	34,921				0
Stock issued Tasco merger						2,780,000	278	(278)				0
Stock issued for services						305,000	31	759,719				759,750
Stock issued for Compensation						300,000	30	584,970				585,000
Net Loss January 1, 2006
through September 30, 2006									(2,053,249)			(2,053,249)
Balance September 30, 2006						13,385,000	1,339	1,379,332	(2,421,194)			(1,040,523)

Stock issued for services						100,184	10	112,524				112,534
Stock issued for Compensation						153,700	15	101,465				101,480
Stock issued in exchange for canceling debt						2,854,505	284	1,446,120				1,446,404
Net Loss October 1, 2006
through December 31, 2006									(466,179)			(466,179)
Balance December 31, 2006						16,493,389	1,649	3,039,441	(2,887,373)			153,717

Stock issued for cash						500,000	50	124,950				125,000
Stock issued for services						359,310	36	235,042				235,078
Stock issued for Compensation						143,920	14	88,400				88,414
Stock issued in exchange for canceling debt						500,000	50	124,950				125,000
Net Loss January 1, 2007
through March 31, 2007									(515,624)			(515,624)
Balance March 31, 2007						17,996,619	1,800	3,612,783	(3,402,997)			211,585

Stock issued for cash						240,666	24	60,142				60,166
Stock issued for services						406,129	41	222,889				222,930
Stock issued for Compensation						150,000	15	110,435				110,450
Stock issued in exchange for canceling debt						1,316,765	132	329,059				329,191
Net Loss April 1, 2007
through June 30, 2007									(718,955)			(718,955)
Balance June 30, 2007						20,110,179	2,011	4,335,308	(4,121,952)			215,367

Stock issued for cash						1,200,000	120	299,880				300,000
Stock issued for services						1,253,000	125	404,125				404,250
Stock issued for Compensation						100,000	10	24,990				25,000
Stock issued in exchange for canceling debt						566,217	57	143,940				143,997
Net Loss July 1, 2007
through September 30, 2007									(751,989)			(751,989)
Balance September 30, 2007						23,229,396	2,323	5,208,244	(4,873,941)			336,626
Stock issued for Cash
Stock issued for services						191,427	19	62,108				62,127
Net Loss October 1, 2007
through December 31, 2007									(405,812)			(405,812)
Balance December 31, 2007						23,420,823	2,342	5,270,352	(5,279,753)			(7,059)
Stock issued for cash				575,000	57			114,942				114,999
Stock issued for services				340,000	35	146,705	15	106,651				106,701
Net Loss January 1 2008
through March 31, 2008									(417,325)			(417,325)
Balance March 31, 2008				915,000	92	23,567,528	2,357	5,491,945	(5,697,078)			(202,684)
Stock issued for cash				2,154,850	215			672,172				672,387
Stock issued for services				1,421,725	142	232,000	23	613,439				613,604
Stock issued for accrued interest						31,245	3	17,293				17,296
Stock issued as dividend				1,075,087	108			(108)				0
Net Loss April 1,2008
to June 30, 2008									(1,063,446)			(1,063,446)
Balance June 30, 2008				5,566,662	557	23,830,773	2,383	6,794,741	(6,760,524)			37,158
Series AA Stock issued to Officer July 3, 2008	4,852
Stock issued for services July 8, 2008						905,000	91	769,159				769,250
Stock issued for Cash July 2, 2008				11,667	1			3,499				3,500
Stock issued for Cash July 25, 2008 (Warrant Exercise)				90,000	9			17,991				18,000
Stock issued for interest between July 30, 2008 and August 30, 2008						85,087	9	21,263				21,272
Stock issued for services September 3, 2008						50,000	5	24,995				25,000
Stock issued due to rounding				218		9
Net Loss July 1, 2008 to September 30, 2008									(1,195,491)			(1,195,491)

Accumulated other Comprehensive Income as of September 30, 2008											50,000	50,000
Balance September 30, 2008	4,852			5,668,547	567	24,870,869	2,488	7,631,648	(7,956,015)		50,000	(271,311)
Stock Retired in connection with Exchange for Common Shares December 2, 2008				(1,099,000)	(109)							(109)
Stock issued in connection with Exchange for Preferred Shares December 2, 2008						1,099,000	109					109
Stock Issued for Accrued Interest on December 3, 2008						133,124	13	33,268				33,281
Stock issued for Cash December 31, 2008				66,670	7			6,660				6,667
Stock issued for services December 31, 2008				33,330	3			3,330				3,333
Stock issued for Cash December 31, 2008				75,000	8			11,242				11,250
Contributed capital										499,000		499,000
Net Loss October 1, 2008 to December 31, 2008									(388,722)			(388,722)
Accumulated other Comprehensive Income as of December 31, 2008											(540,000)	(540,000)
Balance December 31, 2008	4,852			4,744,547	476	26,102,993	2,610	7,686,148	(8,344,737)	499,000	(490,000)	(646,502)
Stock issued for Services January 7,2009				50,000	5			7,495				7,500
Stock issued for Services January 7, 2009						1,400,000	140	209,860				210,000
Stock issued for Cash January 7,2009				67,000	7			6,693				6,700
Stock issued for Cash January 14,2009						1,300,000	130	104,868				104,998
Stock issued for Cash January 14,2009				25,000	2
Stock issued for Cash January 15,2009						35,000	4	6,996				7,000
Stock issued for Services January 15, 2009						100,000	10	19,990				20,000

Stock issued for Services January 21, 2009						37,925	4	11,373				11,377
Stock issued for Cash January 21, 2009						35000	4	6,996				7,000
Stock Retired in connection with Exchange for Common Shares January 27,2009				(27,450)	-3							(3)
Stock issued in connection with Exchange for Preferred Shares January 27,2009						27,450	3					3
Stock issued for Cash January 28, 2009						10,000	1	1,999				2,000
Stock issued for cash February 3, 2009				63,000	6			6294				6,300
Stock issued for Services January 24,2009						200,000	20	35980				36,000
Stock issued for cash February 13, 2009				200,000	20			29,980				30,000
Stock issued for cash February 25, 2009				66,667	7			5,993				6,000
Stock Issued for Debt March 3, 2009						1,000,000	100	99,900				100,000
Stock Retired in connection with Exchange for Common Shares March 10 ,2009				(214,286)	-21							(21)
Stock issued in connection with Exchange for Preferred Shares march 10, 2009						214286	21					21
Stock Retired in connection with Exchange for Common Shares March 13 ,2009				(250,000)	-25							(25)
Stock issued in connection with Exchange for Preferred Shares march 13, 2009						250,000	25					25
Stock issued for Cash March 13, 2009						200,000	20	14,980				15,000
Stock issued for services March 31, 2009						250,000	25	24,975				25,000
Accumulated Other Comprehensive Income as of March 31, 2009											490,000	490,000
Net Loss January 1, 2009 to march 31, 2009									(1,210,188)			(1,210,188)
Balance March 31, 2009	4,852			4,724,478	474	31,162,654	3,117	8,280,520	(9,554,925)	499,000	0	(771,815)

Stock Retired in Connection with Exchange for Common Shares April 21, 2009				(800,000)	-80							(80)
Stock issued in Exchange for Preferred Shares April 21, 2009						800,000	80					80
Stock issued for Services April 21, 2009						325000	32	42,219				42,251
Stock issued for interest April 24,2009						53496	5	6,192				6,197
Stock issued to satisfy amounts due as a result of Notes Payable						2,869,827	286	127,497				127,783
Stock Retired in Connection with Exchange for Common Shares May 15, 2009				-780,000	-78
Stock issued in Exchange for Preferred Shares May 15,2009						780,000	78					78
Stock issued as dividend May 15, 2009		725,409	73					(73)				0
Stock Retired in Connection with Exchange for Common Shares June 8, 2009				-94,000	-9							(9)
Stock issued in Exchange for Preferred Shares June 8, 2009						94,000	9					9
Stock issued for Services June 22, 2009						200,000	20	13,980				14,000
Stock issued in satisfaction of accrued salary						4,000,000	400	119,600				120,000
Net Loss April 1, 2009 to June 30, 2009									(391,372)			(391,372)
Balance June 30, 2009	4,852	725,409	73	3,050,478	307	40,284,977	4,027	8,589,935	(9,946,297)	499,000	0	(852,955)

Stock issued for interest July 20, 2009						68398	7	12311				12,318
Stock Retired in Connection with Exchange for Common Shares July 29, 2009				-75000	-7							(7)
Common Shares issued by subsidiary August 3, 2009								100000				100,000
Stock issued in Exchange for Preferred Shares July 29, 2009						75000	7					7
Stock issued to prepay expenses August 20,2009						2,500,000	250	299750				300,000
Stock issued for services August 20,2009						700000	70	83930				84,000
Stock issued by Subsidiary for Services August 31, 2009								200,000				200,000
Stock issued for services September 8,2009						100,000	10	9050				9,060
Stock issued by Subsidiary September 10, 2009								45000				45,000
Restricted Stock Award compensation
expense (Stock of Subsidiary) for the year ended September 30, 2009								24725
Net Loss July 1, 2009 to September 30, 2009									(497,683)			(497,683)
Loss attributable to non controlling interest in subsidiary									(93,995)			(93,995)
Balance September 30, 2009	4,852	725,409	73	2,975,478	300	43,728,375	4,371	9,364,701	(10,537,975)	499,000	0	(669,530)

Shares issued for services October 19, 2009						50,000	5	4,995				5,000
Stock issued for debt November 16 2009						3,273,333	328	97,873				98,201
Stock issued as contingent payment for services previously rendered December 31 2009						40,000	5					5
Stock issued by Subsidiary for cash								5,000				5,000
Restricted Stock Award compensation								98,916				98,916
expense (Stock of Subsidiary) for 3 months ended November 30, 2009
Common Stock of subsidiary issued as compensation								4,557				4,557
Net Loss October 1, 2009 to December 31 2009									(395,848)			(395,848)
Loss attributable to non controlling interest in subsidiary									(52,754)			(52,754)
Balance December 31, 2009	4,852	725,409	73	2,975,478	300	47,091,708	4,709	9,576,042	(10,986,577)	499,000	0	(906,453)
Shares issued for interest January 19, 2010						229,607	23	30,273				30,296
Shares issued for Convertible Debenture						1,433,333	143	99,857				100,000
Stock retired in connection with exchange for Common Shares February 5, 2010				(109,735)	(13)							(13)
Common Stock issued for Preferred Shares February 5 2010						109,735	10					10
Shares issued for Convertible Debenture February 10,2010						3,000,000	300	29,700				30,000
Shares issued for rental expenses March 31, 2010						2,511,546	251	288,577				288,828
Shares issued for debt March 31, 2010						6,777,920	678	233,776				234,454
Shares issued for debt March 31, 2010						3,593,268	360	251,169				251,529
Shares issued for accrued salary March 31, 2010						4,454,994	445	304,055				304,500
Restricted Stock Award compensation
expense (Stock of Subsidiary) for 3 months ended February 28,2010								76,359				76,359
Shares issued for services March 19 2010						300,000	30	41,950				41,980
Net Loss January 1,2010 to March 31, 2010									(389,680)			(389,680)
Loss attributable to non controlling interest in subsidiary									(41,293)			(41,293)
Balance March 31, 2010	4,852	725,409	73	2,865,743	287	69,502,111	6,949	10,931,758	(11,417,550)	499,000	0	20,517
Stock retired in connection with exchange for Common Shares				(901,922)	(90)							(90)
Stock issued for Preferred shares						901,922	91					91
Net Loss June 30, 2010									(327,226)			(327,226)
Loss attributable to non controlling interest in subsidiary									(47,687)			(47,687)
Balance June 30, 2010	4,852	725,409	73	1,963,821	197	70,404,033	7,040	10,931,758	(11,792,463)	499,000	0	(354,395)
Increase in Contributed Capital										10,355		10,355
Net Loss July1 to September 30,2010									(432,832)			(432,832)
Loss attributable to non controlling interest in subsidiary									(71,387)			(71,387)
Balance September 30, 2010	4,852	725,409	73	1,963,821	197	70,404,033	7,040	10,931,758	(12,296,682)	509,355	0	(848,259)
Stock issued by Subsidiary for cash								100,000				100,000
Stock issued by Subsidiary for services								62,400				62,400
Net Loss October 1, 2010 to December 31 2010									(265,800)			(265,800)
Net Loss attributable to non controlling interest in subsidiary									(117,320)			(117,320)
Balance December 31, 2010	4,852	725,409	73	1,963,821	197	70,404,033	7,040	11,094,158	(12,679,802)	509,355	0	(1,068,979)
Common Stock of Subsidiary issued for cash								100,000				100,000
Common Stock of Subsidiary issued for debt								39,992				39,992
Common Stock issued for debt						1785714	178	56,643				56,821
Common Stock of Subsidiary issued to employees								70,638				70,638
Common Stock of Subsidiary issued to consultant								17,600				17,600
Common Stock of Subsidiary issued in connection with Asset Purchase Agreement								193,200				193,200
Intecompany Liability recognized on deconsolidation of Entest Biomedical, Inc.								(73,500)				(73,500)
Net Income January 1,2011 to March 31, 2011									42,093,244			42,093,244
Net Loss attributable to non controlling interest in subsidiary									(112,525)			(112,525)
Equity in Net Income (Losses) of Entest Biomedical, Inc.									(101,838)			(101,838)
Balance March 31, 2011	4,852	725,409	73	1,963,821	197	72,189,747	7,218	11,498,731	29,199,079	509,355	0	41,214,653
Net Loss April 1, 2011 to June 30, 2011									(616,870)			(616,870)
Equity in Net Income (Losses) of Entest Biomedical, Inc.									(69,867)			(69,867)
Balance June 30, 2011	4,852	725,409	73	1,963,821	197	72,189,747	7,218	11,498,731	28,512,342	509,355	0	40,527,916
Net Loss July1 to September 30,2011									(119,360)			(119,360)
Equity in Net Income (Losses) of Entest Biomedical, Inc.									(92,862)			(92,862)
Balance September 30, 2011	4,852	725,409	73	1,963,821	197	72,189,747	7,218	11,498,731	28,300,120	509,355	0	40,315,694

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS

			From Inception
			(August 2, 2005)
	For the Year Ended		through
	September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ 40,826,647	$ (1,545,586)	$ 28,837,081
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	71,440	179,835	1,186,342
Stock issued for services rendered by consultants	62,396	47,000	4,083,130
Stock issued for prepaid expenses		13,665	313,665
Stock issued for interest	6,821	30,296	138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	500	292,973	(39,925)
Increase (Decrease) in Accounts Payable	(121,021)	24,152	130,508
Increase (Decrease) in Accrued Expenses	188,481	166,252	840,646
Increase (Decrease) in Other Comprehensive Income			(50,000)
(Increase) Decrease in Employee Receivable	1,396	(1,396)	-
Increase (Decrease) in Due to Affiliate	59,500		59,500
Non cash increase in Investment in Entest	(42,000,000)		(42,000,000)
Loss attributable to Non Controlling interest in
subsidiary	(229,845)	(213,121)	(536,961)
Equity in Loss of Entest	264,567		264,567

Net Cash Provided by (Used in) Operating
Activities	(869,118)	(1,005,930)	(6,770,233)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets	22,366	(1,059)	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets	7,300		7,300
Purchase of Other Assets
Preferred Stock retired
Preferred Stock sold for cash
(Additions) Decreases to Securities Available for
Sale
Loss on Disposal of Equipment	510,780		510,780

Net Cash Provided by (Used in) Investing
Activities	540,446	(1,059)	(27,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash			339
Common stock issued for cash			1,630
Common Stock issued for Debt	89,992	989,345	1,296,053
Common Stock issued for Accrued Salaries		304,500	424,500
Common Stock issued for expenses
Common stock issued in merger
Additional paid in Capital	336,498	5,000	2,017,417
Principal borrowings on Convertible Debentures	(19,699)	(170,000)	313,701
Principal borrowings (repayments) on notes and
Convertible Debentures	(78,094)	(149,653)	989,031
(Increase) Decrease in Securities available for
Sale			50,000
Contributed Capital		10,353	509,353
Net Borrowings From Related Parties			1,195,196
Increase (Decrease) in Notes from Affiliated party			1,000

Net Cash Provided by (Used in) Financing
Activities	328,697	989,545	6,798,220

Net Increase (Decrease) in Cash	25	(17,444)	331

Cash at Beginning of Period	306	17,750	-

Cash at End of Period	$ 331	$ 306	$ 331

The Following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

(A Development Stage Company)

Notes to  consolidated Financial Statements

As of September 30, 2011

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On July 3, 2006 the Company abandoned its efforts in the field of digital media production when it acquired 100% of the share capital of Bio-Matrix Scientific Group, Inc., a Nevada corporation, (“BMSG”) for consideration consisting of 10,000,000 shares of the common stock of the Company and the cancellation of 10,000,000 shares of the Company owned and held by John Lauring.

As a result of this transaction, the former stockholder of BMSG  held approximately 80% of the voting capital stock of the Company immediately after the transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by BMSG under the purchase method of accounting, and was treated as a recapitalization with BMSG  as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to August 2, 2005 (date of inception), of the reverse acquisition completed on July 3, 2006, and represent the operations of BMSG.

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30, year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation,  BMSG a Nevada corporation and a wholly owned subsidiary, and Entest BioMedical, Inc., (“Entest”) which was a majority owned subsidiary under common control and a Nevada corporation up to February 3, 2011.  Significant inter-company transactions have been eliminated.

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

D. DEVELOPMENT STAGE

The Company is a development stage company devoting substantially all of its efforts to establish a new business.

E. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

F. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Expenditures that enhance the value of property and equipment are capitalized.

G. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  A fair value hierarchy requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

The Company’s financial instruments as of August 31, 2011 consisted of $170,575 of Notes Payable , $313,701 of Convertible Notes payable and  $59,500 due to Entest Biomedical.  The fair value of all of the Company’s financial instruments as of September 30, 2011 were valued according to the Level 2 input. The carrying amount  of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2011 and 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

I.  BASIC EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2011 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment	3 to 5	7,250
Computer	3	16,207

Subtotal		23,457
Less accumulated depreciation		(2,668)
Total		$US 20,789

Depreciation expenses were $0 and $ 0 for the year ended September 30, 2011 and September 30, 2010, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences.

NOTE 4. OPTIONS AND WARRANTS

As of September 30, 2011 the Company has no outstanding exercisable warrants or options.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $42,182,649 recognized upon the deconsolidation of Entest., The Company generated net losses of $ 13,882,529  (including $536,961 of Net Losses attributable to noncontrolling interest in Entest and $264,567 in Equity in Net Losses of Entest) during the period from August 2, 2005 (inception) through September 30, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of September 30,2011

Deferred tax assets:
Net operating tax carry forwards	$ 4,773,189
Other	-0-
Gross deferred tax assets	4,773,189
Valuation allowance	(4,773,189)

Net deferred tax assets	$ -0-

As of  September 30, 2011 the Company has a  Deferred Tax Asset of  $4,727,991 completely attributable to net operating loss carry forwards  of approximately $13,921,145  ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $13,882,529    attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Entest

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of September 30, 2011 the Company is indebted to Bombardier Pacific Ventures, a company controlled by David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $36,281. These loans are due and payable at the demand of Bombardier pacific Ventures  and bear simple interest at a rate of 15% per annum.

On June 15, 2009  Entest entered into an agreement with  the Company  whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space and is currently carrying a balance of  $59,500 of rental expenses prepaid to the Company.

NOTE 8. NOTES PAYABLE

	2011	2010
Bio Technology Partners Business Trust	$24,100	$19,850
Bombardier Pacific Ventures (Note 7)	$36,281	$48,667
Venture Bridge Advisors	$109,294	$5,750
David Koos	--	$16,836
Notes Payable by Entest Biomedical
derecognized upon deconsolidation of Entest Biomedical	--	$156,566
Notes Payable	$169,575	--
Due to Affiliate	$59,500	$247,669
Convertible Notes Payable (Note 11)	$313,701	--

Both of Bio Technology Partners Business Trust and Venture Bridge Advisors have provided lines of credit to the Company in the amount of $700,000 each or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of these lines of credit bear simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender.

All loans to the Company made by either of David R. Koos or Bombardier Pacific Ventures   are due and payable at the demand of Koos or  Bombardier and bear simple interest at a rate of 15% per annum.

The Amount Due to affiliate represents rent prepaid to the Company by Entest Biomedical pursuant to a sublease agreement entered into by and between the Company and Entest Biomedical on June 15, 2009.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space and as of the Company’s fourth fiscal quarter both of the Company and Entest Biomedical have agreed to void the terms and conditions of the sublease. $59,500 previously paid to the Company by Entest Biomedical to repay rental expenses is currently due and payable at the demand of Entest Biomedical. This amount accrues no interest.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  September 30 , 2011:

* Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:

1,963,821 Preferred shares issued and outstanding.

4,852 Series AA Preferred Shares issued and outstanding.

725,409 Series B Preferred Shares issued and outstanding.

* Common stock, $ 0.0001 par value; 80,000,000 shares authorized: 72,189,747 shares issued and outstanding.

NOTE 10. STOCK TRANSACTIONS.

On February 17, 2011 the Company  issued 1,785,714 common shares in satisfaction of $50,000 face value of convertible debentures.

NOTE 11. CONVERTIBLE DEBENTURES

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

At September 30, 2011, the following convertible debentures remain outstanding:

$230,301 bearing simple interest at 14% per annum convertible into the Company’s common stock at $0.025 per share.

$83,000 bearing  simple interest at 12% per annum convertible into the Company’s common stock at $0.025 per share.

All Convertible Debentures are currently due and payable. The holders have not made a demand for payment

NOTE 12. LOSS ON DISPOSAL OF EQUIPMENT

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

NOTE 14. DECONSOLIDATION OF ENTEST BIOMEDICAL, INC.

Effective February 4, 2011 the Company’s ownership of Entest BioMedical, Inc. fell to approximately 49%. and commencing February 4, 2011 the Company’s financial statements reflect the Company’s ownership of Entest under the equity method of accounting. A gain of $42,182,649 was recognized in accordance with ASC 810-10-40-5. Fair value of the Company’s investment in Entest BioMedical, Inc. resulting from deconsolidation was calculated utilizing Level 1 inputs in accordance with ASC 820. As of September 30, 2011 , the Company’s ownership of Entest is 47.9%.

NOTE 15. SUBSEQUENT EVENTS

On  October 24,2011 a  Complaint  (“Complaint”)  was filed  in the Superior Court of the State of California, County of San Diego Central Division  against the Company,  the Company’s Chairman,  and American Stock Transfer and Trust Company LLC by Rick Plote. The Complaint seeks damages from the defendants jointly and severally of no less than $615, 000 and alleges breach of written agreement, breach of written guarantee and fraud in connection with the defendant’s failure to transfer 4,000,000 common shares of the Company beneficially owned by the company’s Chairman and CEO and  pledged by the Company’s Chairman to secure payment of a promissory note issued by an unaffiliated third party.

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

The principal executive officer and principal financial officer has evaluated the Company’s disclosure controls and procedures as of September 30, 2011. Based on this evaluation, he has  concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos, the Company’s CEO and Acting CFO, functions as both the Company’s principal executive officer and principal financial officer.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2011 based on  the framework in  “Internal Control over Financial Reporting - Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.”  Based on its assessment, management believes that, as of September 30, 2010, the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman , President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest Biomedical, Inc. (a Nevada corporation majority owned by the Company which owns 100% of Entest biomedical, Inc., a California corporation)	June 19, 2009 to the present.
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006 (Secretary) to Present
Chairman CEO, President, Secretary, and Acting CFO	Entest Biomedical, Inc. (a California corporation)	August 22, 2008 to the Present
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008
Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present
Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present
Chairman of the Board of Directors, CFO & Secretary	Cell Bio-Systems Inc. (New York)	July 17, 2003 to December 1, 2003
Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to February 2008

* Amerivet Securities Inc. has not been active during the period as the Chief Executive Officer was on deployment in Iraq through the U.S. Army Reserves.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors and executive officers as well as any beneficial owner of more than ten percent of any class of equity securities  met all applicable filing requirements.

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

Executive Compensation

SUMMARY COMPENSATION TABLE*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman and CEO	From October 1, 2010 to September 30, 2011	6,000**	0	0	0	0	0	0	6,000
David Koos Chairman and CEO	From October 1, 2009 to September 30, 2010	16,500****	0	$309,060***	0	0	0	0	325,560

* Does not include Compensation Accrued but Unpaid. As of September 30, 2011 David R. Koos is owed $597,000 in compensation accrued but unpaid.

** Includes $6,000 paid to David Koos by Entest Biomedical, Inc. between October 1, 2010 and February 3, 2011 during which time Entest Biomedical was a majority owned subsidiary of the Company.

*** Includes issued 4,454,994 shares of the common stock of the Company as well as 3040 of the common shares of Entest Biomedical, Inc.

****Includes $6,000 paid by Entest Biomedical, Inc. .

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on  December 12, 2011, concerning shares of our common stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Based on 72,189,747 shares issued and outstanding as of  December 12 , 2011.

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

 Based on 1,925,846  shares issued and outstanding as of  December 12, 2011

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

Based on 724,222  shares  issued and outstanding as of  December 12, 2011

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 203, LA MESA, CALIFORNIA, 91942	96,012	13%
Series B Preferred	All Officers and Directors As a Group(c)	96,012	13%

(a)  Includes 9,171 Preferred Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 58,935 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  and 836 shares owned by  AFN Trust for which David Koos serves as Trustee

The following table sets forth information as of the close of business on  December 12, 2011  concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

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

The following sets forth the aggregate fees billed by John Kinross Kennedy, CPA:

Period beginning Oct 1, 2010 and ending September 30, 2011

Audit Fees	$3,600
Audit Related Fees	$500
Tax Fees
All Other Fees
$4,100

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

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)

10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., Therinject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
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
Date: December 26, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Koos David R. Koos	Chairman of the Board	December 26, 2011