Form 10-Q
period 2011-12-31
Bio-Matrix Scientific Group, Inc.
filed 2012-02-07
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended December 31, 2011

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California	91942
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No   [X]

There were 72,189,747 shares of Common Stock outstanding as of December 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2011	2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$ 10,385	$ 331
Prepaid Expenses	39,925	39,925
Total Current Assets	50,310	40,256

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	20,789	20,789

OTHER ASSETS
Deposits	4,200	4,200
Investment in Subsidiary	41,680,110	41,735,443
	41,684,310	41,739,643

TOTAL ASSETS	$ 41,755,409	$ 41,800,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 132,257	$ 130,507
Notes Payable	194,683	169,575
Accrued Payroll	702,000	627,000
Accrued Payroll Taxes	23,780	23,780
Accrued Interest	163,523	154,930
Accrued Expenses	5,000	5,000
Convertible Notes Payable Net of Unamortized Discount	324,551	313,701
Due to Affiliate	59,500	59,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,606,294	1,484,993

STOCKHOLDERS EQUITY
Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
September 30, 2011 and December 31,2011	197	197
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2011 and
December 31, 2011	73	73
Common Stock ($.0001 par value) 500,000,000 shares authorized;
72,189,747 issued and outstanding as of September 30, 2011 and
December 31, 2011	7,219	7,219
Additional Paid in Capital	11,539,640	11,498,731
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	28,943,308	29,101,648
Equity in Earnings (Loss) of subsidiary	(319,900)	(264,567)
Deficit attributable to non-controlling interest in subsidiary	(536,961)	(536,961)
Total Stockholders' Equity	40,142,931	40,315,695

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 41,755,409	$ 41,800,688

The following Notes are an integral part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			From Inception
			(August 2, 2005)
	For the Three Months Ended		through
	December 31,		December 31,
	2011	2010	2011

REVENUES	-	-	-

COST AND EXPENSES
Research and Development	-	51,286	1,255,171
General and Administrative	110,578	284,695	6,216,400
Depreciation and Amortization	-	-	2,668
Consulting and Professional Fees	31,226	26,946	4,841,940
Impairment of Goodwill and Intangibles	-	-	34,688
Total Costs and Expenses	141,804	362,927	12,350,867

OPERATING LOSS	(141,804)	(362,927)	(12,350,867)

OTHER INCOME & (EXPENSES)
Interest Expense	(14,777)	(20,193)	(373,312)
Interest Expense attributable to amortization of discount	(1,759)		(1,759)
Interest Income			306
Other Income			176,891
Gain on de-consolidation of subsidiary			42,182,649
Loss on sale of Available for Sale Securities			(487,900)
Loss on disposal of Equipment			(510,782)
Other Expense			(166)
Other Losses attributable to subsidiary			(228,713)
Total Other Income & (Expense)	(16,536)	(20,193)	40,757,214

NET INCOME (LOSS)	(158,340)	(383,120)	28,406,347

(Net Income) Loss attributable to non-controlling interest		117,320	536,961

NET INCOME (LOSS) before equity in subsidiary losses	(158,340)	(265,800)	28,943,308
Equity in Net Income (Loss) of subsidiary	(55,333)		(319,900)

NET INCOME (LOSS) attributable to common
shareholders	$ (213,673)	$ (265,800)	$ 28,623,408

BASIC AND FULLY DILUTED EARNINGS (LOSS)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	72,189,747	70,404,033

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception
			(August 2, 2005)
	For the Three Months Ended		through
	December 31, 2011		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(213,673)	(265,800)	28,623,408
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees			1,186,342
Stock issued for services rendered by consultants		62,400	4,083,130
Stock issued for prepaid expenses			313,665
Stock issued for interest			138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses		(6,790)	(39,925)
Increase (Decrease) in Accounts Payable	1,750	52,212	132,258
Increase (Decrease) in Accrued Expenses	89,777	166,112	930,423
Increase (Decrease) in Other Comprehensive Income			(50,000)
(Increase) Decrease in Employee Receivable			-
Increase (Decrease) in Due to Affiliate		10,000	59,500
Non cash increase in Investment in Entest			(42,000,000)
Loss attributable to Non Controlling interest in
subsidiary		(117,320)	(536,961)
Equity in Loss of Entest	55,333		319,900

Net Cash Provided by (Used in) Operating
Activities	(66,813)	(99,186)	(6,837,046)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets			(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment			510,780
Increase in Cash in Escrow		(20,000)
Net Cash Provided by (Used in) Investing
Activities	-	(20,000)	(27,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash			339
Common stock issued for cash			1,630
Common Stock issued for Debt			1,296,053
Common Stock issued for Accrued Salaries			424,500
Common Stock issued for expenses
Common stock issued in merger
Additional paid in Capital	40,909	100,000	2,058,326
Principal borrowings on Convertible Debentures	10,850	19,725	324,551
Principal borrowings (repayments) on notes and
Convertible Debentures	25,108		1,014,139
(Increase) Decrease in Securities available for
Sale			50,000
Contributed Capital			509,353
Net Borrowings From Related Parties			1,195,196
Increase (Decrease) in Notes from Affiliated party			1,000
Increase in Amount due to Shareholder		100,000	-
Net Cash Provided by (Used in) Financing
Activities	76,867	219,725	6,875,087

Net Increase (Decrease) in Cash	10,054	100,539	10,385

Cash at Beginning of Period	331	306	-

Cash at End of Period	$ 10,385	$ 100,845	$ 10,385

Supplemental Cash Flow Disclosures
Significant non-cash activities:
Stock issued to cancel debt		1,206,061
Preferred stock for stock dividend		108
		1,206,169

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

(A Development Stage Company)

Notes to condensed consolidated Financial Statements

As of December 31, 2011

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2011 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, BMSG, a Nevada corporation and a wholly owned subsidiary, and Entest BioMedical, Inc., (“Entest”), which was a majority owned subsidiary under common control and a Nevada corporation up to February 3, 2011.  Significant inter-company transactions have been eliminated.

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

Level 1:  Quoted prices in active markets for identical assets or liabilities

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments as of December 31, 2011 consisted of $194,683 of Notes Payable, $363,701 of Convertible Notes payable (including discount attributable to beneficial conversion feature) and $59,500 due to Entest BioMedical.  The fair value of all of the Company’s financial instruments as of December 31, 2011 were valued according to the Level 2 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

 Property and equipment as of December 31, 2011 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment	3 to 5	7,250
Computer	3	16,207

Subtotal		23,457
Less accumulated depreciation		(2,668)
Total		$US 20,789

Depreciation expenses were $0 and $ 0 for the year ended September 30, 2011 and quarter ended December 31, 2011, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences.

NOTE 4. OPTIONS AND WARRANTS

As of December 31, 2011 the Company has no outstanding exercisable warrants or options.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $42,182,649 recognized upon the deconsolidation of Entest., The Company generated net losses of $ 14,096, 202  (including $536,961 of Net Losses attributable to non-controlling interest in Entest and $319,900 in Equity in Net Losses of Entest) during the period from August 2, 2005 (inception) through December 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of December 31, 2011

Deferred tax assets:
Net operating tax carry forwards	$ 4,805,838
Other	-0-
Gross deferred tax assets	4,805,838
Valuation allowance	(4,805,838)

Net deferred tax assets	$ -0-

As of  December 31,  2011 the Company has a  Deferred Tax Asset of  $4,805,838 completely attributable to net operating loss carry forwards  of approximately $14,134,818  ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $14,096,202 attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Entest

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

NOTE 7. RELATED PARTY TRANSACTIONS

Between October 1, 2011 and December 31, 2011 David R. Koos, the Company’s Chairman and CEO, made net loans to the Company totaling S21,308  dollars. The total amount owed by the Company to Mr. Koos as of  December 31, 2011 is $21,308. The Company is also indebted as of December 31, 2011 to Bombardier Pacific Ventures, a company controlled by Mr. Koos, in the amount of $36,281. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

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

NOTE 8. NOTES PAYABLE

	December 31, 2011	September 30, 2011

Bio Technology Partners Business Trust	27,800	24,100
Bombardier Pacific Ventures (Note 7)	36,281	36,281
Venture Bridge Advisors	109,294	109,294
David Koos (Note 7)	21,308	--
Notes Payable by Entest BioMedical derecognized upon deconsolidation of Entest BioMedical
Notes payable	$ 194,683	$ 169,575
Due to Affiliate	$ 59,500	$ 59,500
Convertible Notes Payable (Note 10)	$ 363,701	$ 313,701

Both of Bio-Technology Partners Business Trust and Venture Bridge Advisors have provided lines of credit to the Company in the amount of $700,000 each or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of these lines of credit bear simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender.

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

On December 19, 2011, the Company issued a convertible promissory  note in the amount of $50,000 which was funded on  December 22, 2011. The note bears an interest rate of eight percent (8%), matures on September 19, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $40,909  which  is  amortized under the Interest Method.

At December 31, 2011, the following convertible debentures remain outstanding:

(a)

$230,301 bearing simple interest at 14% per annum convertible into the Company’s common stock at $0.025 per share.

(b) $83,000 bearing simple interest at 12% per annum convertible into the Company’s common stock at $0.025 per share.

(c) $50,000 bearing simple interest at 8% per annum convertible into the Company’s common stock after 180 days from execution at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

 Convertible Debentures described in (a) and (b) are currently due and payable. The holders have not made a demand for payment

NOTE 11. LOSS ON DISPOSAL OF EQUIPMENT

During the quarter ended June 30, 2011 the Company disposed of production, laboratory  and cleanroom equipment such disposal resulting in cash proceeds to the Company of $7,300 and resulting in the recognition of a Loss on Disposal of Equipment of $510,780.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. DECONSOLIDATION OF ENTEST BIOMEDICAL, INC.

Effective February 4, 2011 the Company’s ownership of Entest BioMedical, Inc. fell to approximately 49%. and commencing February 4, 2011 the Company’s financial statements reflect the Company’s ownership of Entest under the equity method of accounting. A gain of $42,182,649 was recognized in accordance with ASC 810-10-40-5. Fair value of the Company’s investment in Entest BioMedical, Inc. resulting from deconsolidation was calculated utilizing Level 1 inputs in accordance with ASC 820. As of December 31, 2011, the Company’s ownership of Entest is approximately 42%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10Kfor the year ended September 30, 2011. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

Material Changes in Financial Condition:

As of December 31, 2011 we had cash on hand of $10,385 and as of September 30, 2011  we had cash on hand of $331.

The increase in cash on hand of approximately 3,000% is primarily attributable to borrowings.

As of December 31, 2011 we had Notes Payable of $194,683 and as of September 30, 2011 we had Notes Payable of $169,575.

This increase of approximately 15% is primarily attributable to additional net borrowings incurred by us  of approximately $25,108.

As of December 31, 2011 we had Accrued Payroll of $702,000 and as of September 30, 2011 we had Accrued Payroll of $627,000

This increase of approximately 12% is primarily attributable to increases in employee compensation which have accrued and have not yet been paid of approximately $75,000.

As of December 31, 2011 we had Accrued Interest of $163,523  and as of September 30, 2011 we had Accrued Interest  of $154,930.

This increase of approximately 5% is primarily attributable to an increase in interest accrued yet unpaid on Notes and Convertible Notes  issued by the Company

As of December 31, 2011 we had $324,551  in Convertible Notes payable  and as of September 30, 2011 we had $313, 701  in  Convertible Notes payable.

This increase of approximately 3 % is primarily attributable to the issuance by the Company of a convertible promissory note in the amount of $50,000 which was funded on  December 22, 2011 for  which a beneficial conversion feature of $40,909 was recognized  which  is  amortized under the Interest Method.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending December 31, 2011 and -0- for the same quarter ending 2010. Net Losses were $213,673  for the three months ended December 31, 2011  and the Company incurred net losses of $265,800 for the same quarter ending in  2010 .

The decrease in Net Losses of approximately 20% is primarily attributable to :

(a)

A decrease in general and Administrative Expenses for the Quarter ended December 31, 2011 as compared to the same  Quarter ended in 2010

(b)

Incurrence of $51,286 of Research and Development costs in the Quarter ended December 31, 2010

(c)

Recognition of $117,320 of losses attributable to non-controlling interest in Entest BioMedical Inc. during the Quarter ended December 31, 2010

Offset by higher interest and consulting expenses and recognition of equity in the Net Losses of Entest BioMedical Inc. during the Quarter ended  December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had $10,385  cash on hand and current liabilities of $1,606,294   such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Convertible Notes payable net of unamortized discount, Amounts due to Affiliated Party, Accrued Expenses  and Accrued Interest.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October  1, 2011 and ending December 31, 2011, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities were conducted by the Company during the period beginning October 1, 2011 and ending December 31, 2011.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On December 19, 2011, the Company issued a convertible promissory  note in the amount of $50,000 which was funded on  December 22, 2011. The note bears an interest rate of eight percent (8%), matures on September 19, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $40,909  which  is  amortized under the Interest Method.

Item 6. EXHIBITS

10.1	8% Convertible Note in the Amount of $50,000

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer

Date: February 6, 2012