Form 10-Q
period 2012-03-31
Bio-Matrix Scientific Group, Inc.
filed 2012-04-26
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No   [X]

There were 72,189,747 shares of Common Stock outstanding as of March 31, 2012.

PART I - FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET

	March 31,	September 30,
	2012	2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$ 244	$ 331
Prepaid Expenses	39,925	39,925
Total Current Assets	40,169	40,256

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	20,789	20,789

OTHER ASSETS
Deposits	4,200	4,200
Investment in Subsidiary	41,336,361	41,735,443
	41,340,561	41,739,643

TOTAL ASSETS	$41, 401,519	$41, 800,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 130,507	$130,507
Notes Payable	189,732	169,575
Accrued Payroll	777,000	627,000
Accrued Payroll Taxes	23,780	23,780
Accrued Interest	203,869	154,930
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	372,694	313,701
Due to Affiliate	59,740	59,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,763,322	1,484,993

STOCKHOLDERS EQUITY
Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
September 30, 2011 and March 31,2012	197	197
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2011 and
March 31, 2012	73	73
Common Stock ($.0001 par value) 500,000,000 shares authorized;
72,189,747 issued and outstanding as of September 30, 2011 and
March 31, 2012	7,219	7,219
Additional Paid in Capital	11,539,640	11,498,731
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	28,782,323	29,101,648
Equity in Earnings (Loss) of subsidiary	(663,649)	(264,567)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(536,961)
Total Stockholders' Equity	39,638,197	40,315,695

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$41, 401,519	$41, 800,688

The accompanying Notes are an Integral Part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					From Inception
					(August 2, 2005)
	For the Three Months Ended		For the Six Months Ended		through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012
REVENUES					-

COST AND EXPENSES
Research and Development				51,826	1,255,171
General and Administrative	76,665	100,697	189,743	385,392	6,293,065
Depreciation and Amortization					2,668
Consulting and Professional Fees	29,515	5,290	58,241	32,236	4,871,455
Impairment of Goodwill and Intangibles					34,688
Total Costs and Expenses	106,180	105,897	247,984	468,914	12,457,047

OPERATING LOSS	(106,180)	(105,987)	(247,984)	(468,914)	(12,457,047)

OTHER INCOME & (EXPENSES)
Interest Expense	(34,162)	(14,019)	(48,939)	(34,212)	(407,474)
Interest Expense attributable to
amortization of discount	(20,643)		(22,402)		(22,402)
Interest Income					306
Other Income		146,791		146,791	176,891
Gain on de-consolidation of subsidiary		42,182,649		42,182,649	42,182,649
Loss on sale of Available for Sale Securities					(487,900)
Loss on disposal of Equipment					(510,782)
Other Expense					(166)
Other Losses attributable to subsidiary		(228,715)		(228,715)	(228,713)
Total Other Income & (Expense)	(54,805)	42,086,706	(71,341)	42,066,503	40,702,409

NET INCOME (LOSS)	(160,985)	41,980,719	(319,325)	41,597,599	28,245,362
(Net Income) Loss attributable to
noncontrolling interest		112,525		229,845	536,961
NET INCOME (LOSS) before
equity in subsidiary losses	(160,985)	42,093,244	(319,325)	41,827,444	28,782,323
Equity in Net Income (Loss)
of subsidiary	(343,749)	(101,838)	(399,082)	(101,838)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	$ (504,734)	$ 41,991,406	$ (718,407)	$41,725,606	$ 28,118,674
BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$ (0.0070)	$ 0.5890	$ (0.0100)	$ 0.5892
Weighted average number of
shares outstanding	72,189,747	71,237,366	72,189,747	70,816,121

The accompanying Notes are an Integral Part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception
			(August 2, 2005)
	For the Six months ended		through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(718,407)	41,725,606	28,118,674
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees		71,440	1,186,342
Stock issued for services rendered by consultants		62,400	4,083,130
Stock issued for prepaid expenses			313,665
Stock issued for interest		6,821	138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses		500	(39,925)
Increase (Decrease) in Accounts Payable		(121,021)	130,508
Increase (Decrease) in Accrued Expenses	198,939	13,135	1,039,585
Increase (Decrease) in Other Comprehensive Income			(50,000)
(Increase) Decrease in Employee Receivable		1,396
Increase (Decrease) in Due to Affiliate	240	73,500	59,740
Non cash increase in Investment in Entest		(42,000,000)	(42,000,000)
Loss attributable to Non Controlling interest in
subsidiary		(229,845)	(536,961)
Equity in Loss of Entest	399,082	101,838	663,649
Net Cash Provided by (Used in) Operating
Activities	(120,146)	(294,230)	(6,890,379)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets		22,366	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment			510,780
Increase in Cash in Escrow
Net Cash Provided by (Used in) Investing
Activities		22,366	(27,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash			339
Common stock issued for cash			1,630
Common Stock issued for Debt		89,992	1,296,053
Common Stock issued for Accrued Salaries			424,500
Common Stock issued for expenses
Common stock issued in merger
Additional paid in Capital	40,909	336,498	2,058,326
Principal borrowings on Convertible Debentures	58,993	(19,699)	372,694
Principal borrowings (repayments) on notes and
Convertible Debentures	20,157	(134,800)	1,009,188
(Increase) Decrease in Securities available for
Sale			50,000
Contributed Capital			509,353
Net Borrowings From Related Parties			1,195,196
Increase (Decrease) in Notes from Affiliated party			1,000
Increase in Amount due to Shareholder
Net Cash Provided by (Used in) Financing
Activities	120,059	271,991	6,918,279

Net Increase (Decrease) in Cash	(87)	127	244

Cash at Beginning of Period	331	306	-

Cash at End of Period	$ 244	$433	$ 244

The accompanying Notes are an Integral Part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

(A Development Stage Company)

Notes to condensed consolidated Financial Statements

As of March 31, 2012

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

The Company’s financial instruments as of March 31, 2012 consisted of $189,732 of Notes Payable, $372,694 of Convertible Notes payable (including discount attributable to beneficial conversion feature) and $59,740 due to Entest BioMedical.  The fair value of all of the Company’s financial instruments as of December 31, 2011 were valued according to the Level 2 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2011 and 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Depreciation expenses were $0 and $ 0 for the year ended September 30, 2011 and six months ended march 31, 2012, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences.

NOTE 4. OPTIONS AND WARRANTS

As of March 31, 2012 the Company has no outstanding exercisable warrants or options.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $42,182,649 recognized upon the deconsolidation of Entest, The Company generated net losses of $ 14,600,936 (including $536,961 of Net Losses attributable to non-controlling interest in Entest and $663,649 in Equity in Net Losses of Entest) during the period from August 2, 2005 (inception) through March 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. INCOME TAXES

As of December 31, 2011

Deferred tax assets:
Net operating tax carry forwards	$ 5,123,843
Other	-0-
Gross deferred tax assets	5,123,843
Valuation allowance	(5,123,843)

Net deferred tax assets	$ -0-

As of  March 31 ,  2012 the Company has a  Deferred Tax Asset of  $5,123,843 completely attributable to net operating loss carry forwards  of approximately $14,639,552  ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $14,600,936 attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Entest

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

NOTE 7. RELATED PARTY TRANSACTIONS

Between October 1, 2011 and March 31, 2011 David R. Koos, the Company’s Chairman and CEO, made net loans to the Company totaling $16,357. The total amount owed by the Company to Mr. Koos as of March 31, 2011 is $16,357. The Company is also indebted as of March 31, 2012 to Bombardier Pacific Ventures, a company controlled by Mr. Koos, in the amount of $36,281. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space and is currently carrying a balance of $59,500 of rental expenses prepaid to the Company.  Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest.

NOTE 8. NOTES PAYABLE

	December 31, 2011	September 30, 2011

Bio Technology Partners Business Trust	27,800	24,100
Bombardier Pacific Ventures (Note 7)	36,281	36,281
Venture Bridge Advisors	109,294	109,294
David Koos (Note 7)	16,357	--
Notes Payable by Entest BioMedical derecognized upon deconsolidation of Entest BioMedical
Notes payable	$ 189,732	$ 169,575
Due to Affiliate	$ 59,740	$ 59,500
Convertible Notes Payable (Note 10)	$ 391,201	$ 313,701

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

(a)

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

(b)

$240 for expenses paid on behalf of the Company by Entest Biomedical.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as March 31, 2012:

Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized:

2,975,478 preferred shares issued and outstanding.

4,852 Series AA Preferred Shares issued and outstanding.

725,409 Series B Preferred Shares issued and outstanding.

* Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 72,189,747 shares issued and outstanding.

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

On February 28, 2012, the Company issued a convertible promissory  note in the amount of $27,500 which was funded on  March 6, 2012. The note bears an interest rate of eight percent (8%), matures on November 30, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

At December 31, 2011, the following convertible debentures remain outstanding:

(a) $230,301 bearing simple interest at 14% per annum convertible into the Company’s common stock at $0.025 per share.

(b) $83,000 bearing simple interest at 12% per annum convertible into the Company’s common stock at $0.025 per share.

(c) $77,500 bearing simple interest at 8% per annum convertible into the Company’s common stock after 180 days from execution at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

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

NOTE 13. DECONSOLIDATION OF ENTEST BIOMEDICAL, INC.

Effective February 4, 2011 the Company’s ownership of Entest BioMedical, Inc. fell to approximately 49%. and commencing February 4, 2011 the Company’s financial statements reflect the Company’s ownership of Entest under the equity method of accounting. A gain of $42,182,649 was recognized in accordance with ASC 810-10-40-5. Fair value of the Company’s investment in Entest BioMedical, Inc. resulting from deconsolidation was calculated utilizing Level 1 inputs in accordance with ASC 820. As of February 29, 2012 , the end of Entest’s last fiscal quarter, the Company’s ownership of Entest is approximately 38%.

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

Material Changes in Financial Condition:

As of March  31, 2012 we had cash on hand of $244  and as of September 30, 2011  we had cash on hand of $331.

The decrease in cash on hand of approximately 26% is primarily attributable to cash expended to fund the operations of the Company offset by  borrowings.

As of March 31, 2012 we had Notes Payable of $189,732 and as of September 30, 2011 we had Notes Payable of $169,575.

This increase of approximately 12% is primarily attributable to additional net borrowings incurred by us  of approximately $20,157.

As of March 31, 2012 we had Accrued Payroll of $777,000 and as of September 30, 2011 we had Accrued Payroll of $627,000

This increase of approximately 24% is primarily attributable to increases in employee compensation which have accrued and have not yet been paid of  $150,000.

As of March 31, 2012 we had Accrued Interest of $203,869  and as of September 30, 2011 we had Accrued Interest  of $154,930.

This increase of approximately 32% is primarily attributable to an increase in interest accrued yet unpaid on Notes and Convertible Notes  issued by the Company

As of March 31, 2012 we had $372,694  in Convertible Notes payable  and as of September 30, 2011 we had $313, 701  in  Convertible Notes payable.

This increase of approximately 19 % is primarily attributable to

(a)

the issuance by the Company of a convertible promissory note in the amount of $50,000 which was funded on  December 22, 2011 for  which a beneficial conversion feature of $40,909 was recognized  which  is  amortized under the Interest Method and of which $18,507 remains unamortized as of March 31, 2012.

(b)

the issuance by the Company of a convertible promissory  note in the amount of $27,500  on February 28, 2012 which was funded on  March 6, 2012.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending March 31, 2012 and -0- for the same quarter ending 2011. Net Losses were $504, 734  for the three months ended March 31, 2012. Net Income was 41,991,406 for the same quarter ending 2011 .

The difference is primarily attributable to the recognition by the Company of a noncash gain of $42,182, 649 resulting from the deconsolidation of Entest BioMedical, Inc. during the quarter ended March 31, 2011  as well as Other Income of 146,791 recognized by the Company in the quarter ended march 31, 2011 resulting from resulting from the confirmation in writing from the Company’s former landlord informing the Company that no further payment is required to be made by the Company for outstanding rental liabilities resulting in the elimination of $146,791 of Payables owed by the Company.

For the quarter ended March 31, 2012:

(a)

 Consulting and interest expenses increased approximately 500% and 300% respectively when compared to the same period ended 2011

(b)

General and Administrative Expenses decreased approximately 24% when compared to the same period ended 2011

(c)

Equity in Net Losses of the Company’s unconsolidated subsidiary, Entest Biomedical, inc., increased approximately 238% when compared to the same period ended 2011.

Revenues were -0- for the six months  ending March 31, 2012 and -0- for the same period  ending 2011. Net Losses were $718, 407  for the six  months ended March 31, 2012. Net Income was 41,725, 606  for the same period ending 2011 .

The difference is primarily attributable to the recognition by the Company of a noncash gain of $42,182, 649 resulting from the deconsolidation of Entest BioMedical, Inc. during the quarter ended March 31, 2011 as well as Other Income of 146,791 recognized by the Company in the quarter ended march 31, 2011 resulting from resulting from the confirmation in writing from the Company’s former landlord informing the Company that no further payment is required to be made by the Company for outstanding rental liabilities resulting in the elimination of $146,791 of Payables owed by the Company.

For the six months ended March 31, 2012 our Research and Development Expenses decreased 100% when compared to the same period ended 2011.For the six months ended March 31, 2012 our General and Administrative Expenses decreased 73% when compared to the same period ended 2011. For the six months ended March 31, 2102 our consulting expenses and interest expenses increased 80% and108 % respectively when compared to the same period ended 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $244  cash on hand and current liabilities of $1,763,322   such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Convertible Notes payable net of unamortized discount, Amounts due to Affiliated Parties, Accrued Expenses  and Accrued Interest.

We feel we will not be able to satisfy our  cash requirements over the next twelve months and shall be required to seek additional financing.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended March 31 , 2012.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2012 and ending March 31, 2012, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of equity securities were conducted by the Company during the period beginning  January 1, 2012 and ending March 31, 2012.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On February 28, 2012, the Company issued a convertible promissory  note in the amount of $27,500 which was funded on  March 6, 2012. The note bears an interest rate of eight percent (8%), matures on November 30, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

Item 6. EXHIBITS

10.1	8% Convertible Note in the Amount of $27,500

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer

Date: April 23,2012