Form 10-Q
period 2012-06-30
Bio-Matrix Scientific Group, Inc.
filed 2012-08-14
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended June 30, 2012

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California	91942
(Address of Principal Executive Offices)	(Zip Code)

(619) 702-1404

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No   [X]

There were 216,948,784 shares of Common Stock outstanding as of June 30, 2012.

PART I - FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET

	June 30,	September 30,
	2012	2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$ 29,887	$ 331
Prepaid Expenses	39,925	39,925
Total Current Assets	69,812	40,256

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	20,789	20,789

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	-
Investment in Subsidiary	-	41,735,443
Available for Sale Securities	120,000	-
	189,200	41,739,643

TOTAL ASSETS	$ 279,801	$ 41,800,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 131,023	$ 130,507
Notes Payable	833,393	169,575
Accrued Payroll	127,000	627,000
Accrued Payroll Taxes	23,780	23,780
Accrued Interest	209,728	154,930
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	275,930	313,701
Due to Affiliate	52,940	59,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,659,794	1,484,993

Total Liabilities	1,659,794	1,484,993

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
September 30, 2011 and June ,2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
4,852 and 94,852 issued and outstanding as of September 30, 2011 and
June 30, 2012	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2011 and
June 30 , 2012	73	73
Common Stock ($.0001 par value) 500,000,000 shares authorized;
72,189,747 and 216,948,784 issued and outstanding as of
September 30, 2011 and June 30 , 2012	21,692	7,219
Additional Paid in Capital	12,245,617	11,498,731
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	28,260,035	29,101,648
Accumulated Other Comprehensive Income (Loss)	(41,216,361)	-
Equity in Earnings (Loss) of subsidiary	(663,649)	(264,567)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(536,961)

Total Stockholders' Equity (Deficit)	(1,379,993)	40,315,695

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 279,801	$ 41,800,688

The following Notes are an integral part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
					From Inception
					(August 2, 2005)
	For the Three Months Ended		For the Nine Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$ -	$ -	$ -	$ -	$ -

COST AND EXPENSES
Research and Development				51,286	1,255,171
General and Administrative	73,189	80,352	262,932	465,744	6,366,254
Depreciation and Amortization					2,668
Consulting and Professional Fees	44,346	12,334	102,587	44,750	4,915,801
Impairment of Goodwill and Intangibles					34,688
Total Costs and Expenses	117,535	92,686	365,519	561,600	12,574,582

OPERATING LOSS	(117,535)	(92,686)	(365,519)	(561,600)	(12,574,582)

OTHER INCOME & (EXPENSES)
Interest Expense	(5,859)	(13,404)	(54,798)	(47,616)	(413,333)
Loss on Early Extinguishment of Debt	(29,106)		(29,106)		(29,106)
Interest Expense attributable to
amortization of discount	(317,050)		(339,452)		(339,452)
Interest Income					306
Securities issued pursuant to contractual
obligations	(52,738)		(52,738)		(52,738)
Other Income				146,791	176,891
Gain on de-consolidation of subsidiary				42,182,649	42,182,649
Loss on sale of Available for Sale Securities					(487,900)
Loss on disposal of Equipment		(510,570)		(510,780)	(510,782)
Other Expense					(166)
Other Losses attributable to subsidiary					(228,713)
Total Other Income & (Expense)	(404,753)	(524,184)	(476,094)	(228,715)	40,297,656

NET INCOME (LOSS)	(522,288)	(616,870)	(841,613)	41,542,329	27,723,074
(Net Income) Loss attributable to
noncontrolling interest				229,845	536,961
NET INCOME (LOSS) before
equity in subsidiary losses	(522,288)	(616,860)	(841,613)	41,210,574	28,260,035
Equity in Net Income (Loss)
of subsidiary	0	(69,870)	(399,082)	(171,705)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	(522,288)	(686,737)	(1,240,695)	41,038,869	27,596,386

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	(0.00)	(0.01)	(0.01)	0.58
Weighted average number of
shares outstanding	127,570,136	72,189,747	163,598,418	71,273,996

The following Notes are an integral part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC. A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception
			(August 2, 2005)
	For the nine months ended		through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (1,240,695)	$ 41,038,869	$ 27,596,386
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	7,209	71,440	1,193,551
Stock issued for services rendered by consultants	65,000	62,400	4,148,130
Stock issued for prepaid expenses			313,665
Stock issued for interest	-	6,821	138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses		500	(39,925)
Increase (Decrease) in Accounts Payable	513	(120,723)	131,021
Increase (Decrease) in Accrued Expenses	(445,202)	101,541	395,444
Increase (Decrease) in Other Comprehensive Income	(41,216,361)		(41,266,361)
(Increase) Decrease in Employee Receivable		1,396
Increase (Decrease) in Due to Affiliate	(6,560)	73,500	52,940
Non cash increase in Investment in Entest		(42,000,000)	(42,000,000)
Loss attributable to Non Controlling interest in
subsidiary		(229,845)	(536,961)
Equity in Loss of Entest	399,082	171,705	663,649
Net Cash Provided by (Used in) Operating
Activities	(42,437,014)	(822,396)	(49,207,247)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets		22,366	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets		7,300	7,300
Loss on Disposal of Equipment		510,780	510,780
Net Cash Provided by (Used in) Investing
Activities	-	540,446	(27,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash			339
Common stock issued for cash			1,630
Common Stock issued for Debt	255,000	89,992	1,551,053
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual
Obligations	52,738		52,738
Additional paid in Capital	381,424	336,498	2,398,841
Principal borrowings on Convertible Debentures	(37,771)	(19,699)	275,930
Principal borrowings (repayments) on notes and
Convertible Debentures	663,818	(120,065)	1,652,849
(Increase) Decrease in Securities available for
Sale	(120,000)		(70,000)
(Increase) Decrease in Investment in Subsidiary	41,336,361		41,336,361
Contributed Capital			509,353
Net Borrowings From Related Parties			1,195,196
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs	(65,000)		(65,000)
Net Cash Provided by (Used in) Financing
Activities	42,466,570	286,726	49,264,790

Net Increase (Decrease) in Cash	29,556	4,776	29,887

Cash at Beginning of Period	331	306	-

Cash at End of Period	$ 29,887	$ 5,082	$ 29,887

The following Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

(A Development Stage Company)

Notes to condensed consolidated Financial Statements

As of June 30, 2012

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio Matrix Scientific Group, Inc, a Nevada corporation and a wholly owned subsidiary (“BMSG”), Regen BioPharma, Inc, a Nevada corporation and a wholly owned subsidiary (Regen) and Entest BioMedical, Inc., (“Entest”), which was a majority owned subsidiary under common control and a Nevada corporation up to February 3, 2011.  Significant inter-company transactions have been eliminated.

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

The Company’s financial instruments as of June 30, 2012 consisted of $833,393 of Notes Payable, $275,930 of Convertible Notes payable (including discount attributable to beneficial conversion feature) and $52,940 due to Entest BioMedical.  The fair value of all of the Company’s financial instruments as of June 30, 2012 were valued according to the Level 2 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

 Property and equipment as of June 30, 2012 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment	3 to 5	7,250
Computer	3	16,207

Subtotal		23,457
Less accumulated depreciation		(2,668)
Total		$US 20,789

Depreciation expenses were $0 and $ 0 for the year ended September 30, 2011 and nine months ended June 30, 2012, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences.

NOTE 4. OPTIONS AND WARRANTS

As of June 30, 2012 the Company has no outstanding exercisable warrants or options.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $42,182,649 recognized upon the deconsolidation of Entest, The Company generated net losses of $ 14,586,263 (including $536,961 of Net Losses attributable to non-controlling interest in Entest and $663,649 in Equity in Net Losses of Entest) during the period from August 2, 2005 (inception) through March 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash.

On April 26, 2012 the Company executed an Equity Purchase Agreement (the "Purchase Agreement") and Registration Rights Agreement (the "Rights Agreement") with Southridge Partners II, LP, and a Delaware limited partnership ("Southridge").

Under the terms of the Purchase Agreement, Southridge will purchase, at the Company's election, up to $20,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 91% of the Market Price, as such capitalized term is defined in the Purchase Agreement, on such date on which the Purchase Price is calculated in accordance with the terms and conditions of this Agreement.

Market Price, as such term is defined in the Purchase Agreement, means the lowest Closing Price, as such term is defined in the Purchase Agreement,  during the Valuation Period, as such term is defined in the Purchase Agreement.

Closing Price is defined in the Purchase Agreement as the closing bid price for the Company’s common stock on the principal market over which the Company’s common shares trade  on a  day on which that principal market is  open for business as reported by Bloomberg Finance L.P.

Valuation Period , as such term is defined in the Purchase Agreement,  means the period of  5 Trading Days immediately following the Clearing Date, as such term is defined in the Purchase Agreement,  associated with the applicable Put Notice during which the Purchase Price of the Shares  is valued.

Clearing Date, as such term is defined in the Purchase Agreement, means the date in which the Estimated Put Shares (as defined in Section 2.2(a) of the Purchase Agreement)  have been deposited into Southridge’s brokerage account and Southridge’s broker has confirmed with Southridge  that Southridge  may execute trades of such Estimated Put Shares.

The definition of Estimated Put Shares in Section 2.2(a) of the Purchase Agreement is that number of Shares equal to the dollar amount  indicated in the Put Notice divided by the Closing Price on the Trading Day immediately preceding the Put Date, multiplied by 125%. Pursuant to the Purchase Agreement, on a Put Date  the Company will be required to the applicable number of  Estimated Put Shares  to Southridge’s brokerage account. At the end of   the Valuation Period the Purchase Price shall be established and the number of  Shares shall be determined for a particular Put.  If the number of Estimated Put Shares initially delivered to Southridge  is greater than the Put Shares purchased by Southridge  pursuant to such Put, then immediately after the Valuation Period Southridge shall deliver to Company any excess Estimated Put Shares associated with such Put. If the number of Estimated Put Shares delivered to Investor is less than the  Shares purchased by Southridge  pursuant to a Put, then immediately after the Valuation Period the Company shall deliver to Southridge the difference between the Estimated Put Shares and the  Shares issuable pursuant to such Put.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

The Purchase Agreement shall terminate (i) on the date on which Southridge shall have purchased Shares pursuant to this Agreement for an aggregate Purchase Price of $20,000,000, or (ii) on the date occurring 24 months from the date on which the Agreement was executed and delivered by the Company and Southridge.

Under the terms of the Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within 90 days of the date on which the Purchase Agreement was executed and delivered by the Company and Southridge.

The registration statement shall be filed with respect to not less than the maximum allowable number of  Shares  issuable pursuant to a put notice to Southridge  that has been exercised or may be exercised in accordance with the terms and conditions of the Purchase Agreement permissible under Rule 415,  promulgated under the Securities Act of 1933.

The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Southridge may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Southridge no longer owns any of the Shares.

The Purchase Agreement requires the Company to reserve and keep available until the consummation of such Closing, free of preemptive rights sufficient shares of common stock for the purpose of enabling the Company to satisfy its obligation to issue the Shares.

The Purchase Agreement also requires the Company to issue to Southridge shares of a newly designated preferred stock with a stated value of $50,000 convertible at the option of Southridge into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding a conversion notice. The Preferred Stock shall have no registration rights. Such securities may not be issued until the Certificate of Incorporation of the Company is amended.

NOTE 6. INCOME TAXES

As of June 30, 2012

Deferred tax assets:
Net operating tax carry forwards	$ 5,118,705
Other	-0-
Gross deferred tax assets	5,118,705
Valuation allowance	(5,118,705)

Net deferred tax assets	$ -0-

As of  June 30 ,  2012 the Company has a  Deferred Tax Asset of  $5,118,705 completely attributable to net operating loss carry forwards  of approximately $14,624,879   ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $14,586,263   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG, Regen  and Entest

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

NOTE 7. RELATED PARTY TRANSACTIONS

Between April 1, 2012 and June 30, 2012 David R. Koos, the Company’s Chairman and CEO, made net loans to the Company totaling  $3,640. The total amount owed by the Company to Mr. Koos as of  June 30, 2012  is $16,278.

These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum. As of June 30, 2012 no monies are due to Bombardier Pacific ventures, a company controlled by David Koos.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space and is currently carrying a balance of $59,500 of rental expenses prepaid to the Company.  Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. During the Quarter ended June 30, 2012 the Company made payment of $6,800 to Entest reducing the amount due to Entest to $52,940 as of June 30, 2012.

NOTE 8. NOTES PAYABLE

	June 30, 2012	September 30, 2011

Bio Technology Partners Business Trust	45,000	24,100
Bombardier Pacific Ventures	0	36,281
Venture Bridge Advisors	72,115	109,294
David Koos (Note 7)	16,278	--
Sherman Family Trust	700,000
Notes payable	$ 833,393	$ 169,575

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

$700,000  due to  Sherman Family Trust consists of  all rights to and interest in $700,000 of salaries accrued and unpaid due to David Koos. $700,000  due to  Sherman Family Trust bears no interest and is payable in whole or in part at the demand of the Holder.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as June 30, 2012:

Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized, following series issued and outstanding:

1,963,821  Preferred Shares issued and outstanding.

94,852 Series AA Preferred Shares issued and outstanding.

725,409 Series B Preferred Shares issued and outstanding.

* Common stock, $ 0.0001 par value; 500,000,000 shares authorized: 216,948,784  shares issued and outstanding.

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

On December 19, 2011, the Company issued a convertible promissory  note in the amount of $50,000 which was funded on  December 22, 2011. The note bears an interest rate of eight percent (8%), matures on September 19, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $40,909  which  is  amortized under the Interest Method. This convertible promissory note was satisfied in its entirety by the Company as a result of payment to the Holder of $76,884 on June 11, 2012 in accordance with the prepayment conditions of the note. A Loss on Early Extinguishment of Debt of $29,106 was recognized by the Company as a result of this prepayment.

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

On April 23, 2012, for no additional consideration, the Company agreed to amend the terms of $25,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $16,666  which  has been fully amortized. On April 25, 2012 the Company issued 6,944,444 common shares in full satisfaction of this  $25,000 in indebtedness.

On April 23, 2012, for no additional consideration, the Company agreed to amend the terms of $10,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $6,666  which  has been fully amortized. On April 23, 2012 the Company issued 2,777,778 common shares in full satisfaction of this  $10,000 in indebtedness.

On April 23, 2012, for no additional consideration, the Company agreed to amend the terms of $15,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $10,000 which  has been fully amortized. During the quarter ended June 30,  2012 the Company issued 4,168,541 common shares in full satisfaction of this  $15,000 in indebtedness.

On May 2, 2012 the Company issued 3,000,000 common shares in satisfaction of $3,000 of existing convertible debt.

On  May 3, 2012, for no additional consideration, the Company agreed to amend the terms of $10,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $5,384  which  has been fully amortized. On May 11, 2012 the Company issued 2,564,103  common shares in full satisfaction of this  $10,000 in indebtedness.

On  May 4, 2012, for no additional consideration, the Company agreed to amend the terms of $80,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $31,111  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued 41,431,532  common shares in full satisfaction of this  $80,000 in indebtedness.

On May 7, 2012, the Company issued a convertible promissory  note in the amount of $53,000. The note bears an interest rate of eight percent (8%), matures on February 4, 2013 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $53,000 which  is  amortized under the Interest Method.

On  May 10, 2012, for no additional consideration, the Company agreed to amend the terms of $40,000 of existing indebtedness to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 51% the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The reclassification of this debt resulted in the recognition of a beneficial conversion feature of $28,000 which  has been fully amortized. During the quarter ended June 30, 2012 the Company issued 15,331, 392  common shares in full satisfaction of this  $40,000 in indebtedness.

On  June 1, 2012, for no additional consideration, the Company agreed to amend the terms of $40,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $40,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued  5,333,333  common shares in  satisfaction of   $16,000 of this  indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $40,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $40,000  which  has been fully amortized.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $31,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $31,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued  6,000,000  common shares in  satisfaction of   $9,000 of this  indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $15,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $15,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued  6,000,000  common shares in  satisfaction of   $9,000 of this  indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of   $15,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $15,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued  6,000,000  common shares in  satisfaction of   $9,000 of this  indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $10,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $10,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued  6,333,333  common shares in  satisfaction of   $9,000 of this  indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $21,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $14,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued  6,000,000  common shares in  satisfaction of   $9,000 of this  indebtedness.

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $22,300 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $7,433  which  has been fully amortized.

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $17,179 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $6,871  which  has been fully amortized., 2012

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $5,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $2,000  which  has been fully amortized.

At June 30, 2012, the following convertible debentures remain outstanding:

(a) $64,000 in aggregate convertible debt  bearing simple interest at 14% per annum convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg.

(b) $90,479  in aggregate convertible debt bearing simple interest at 10% per annum convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during  agreed upon periods ranging from five to seven days  immediately preceding a conversion date, as reported by Bloomberg.

(c) $80,701 in aggregate convertible debt  bearing simple interest at 12% per annum convertible into the Company’s common stock at $0.025 per share.

.(d) $80,500  bearing simple interest at 8% per annum of which:

$27,500 , which matures on November 30, 2012, be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

$53,000, which matures on February 4, 2013 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The issuance of the note amounted in a beneficial conversion feature of $53,000 which  is  amortized under the Interest Method.

Convertible Debentures described in (a) and (b) and (c) are currently due and payable. The holders have not made a demand for payment

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

NOTE 12.INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest as Securities Available for Sale from Securities Accounted for under the Equity Method.

NOTE 13. STOCK TRANSACTIONS

During the Quarter ended June 30, 2012, the Company:

Issued 5,000,000 Common Shares to the order of a broker dealer in consideration for services  rendered as Placement Agent and valued at $65,000.

Issued 12,000,000 shares to an employee for services rendered valued at $86,400  subject to a vesting schedule

Issued 114,448,960 Common Shares in satisfaction of $255,000 of Convertible Notes Payable

Issued 90,000 shares of Series AA Preferred Stock to the Company’s CEO

Issued 13,310,078 common shares pursuant to contractual obligations to debt holders resulting in the Company recognizing expenses of $52,738 in connection with such issuances.

NOTE 14. SUBSEQUENT EVENTS

On July 2, 2012 the Company issued 6,208,333 shares of its common stock in satisfaction of $14,900 of outstanding convertible debt.

On July 2, 2012 the Company issued 4,892,473 common shares in satisfaction of $9,100 of  outstanding convertible debt

On July 2, 2012 the Company issued 333,333 common shares in satisfaction of  $1,000 of  outstanding convertible debt

On July 5, 2012 the Company issued 12,000,000 common shares to an employee for services.

On July 9, 2012 the Company issued 204,301 common shares to a debt holder pursuant to contractual provisions in the debt instrument.

On July 13, 2012 the Company issued 3,250,494 common shares  to an existing debt holder.

On July 16, 2012 the Company issued 2,696,274 in satisfaction of $5015 of convertible debt

On July 16,2012 the Company issued 8,884,409 common shares in satisfaction of $16,525 of outstanding convertible debt.

On July 16, 2012 the company issued 503,378 common shares to a debt holder pursuant to contractual provisions in the debt instrument.

On July 25 the Company issued a convertible promissory  note in the amount of $ 63,000. The note bears an interest rate of eight percent (8%), matures on April 30, 2013 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a thirty nine  percent (39%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

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

Material Changes in Financial Condition:

As of  June 30, 2012 we had cash on hand of $28,887  and as of September 30, 2011  we had cash on hand of $331.

The increase in cash on hand of approximately 8,660 % is primarily attributable to loans made to the Company

As of June 30, 2012 we had Deferred Financing Costs of $65,000 and as of September 30, 2011 we had Deferred Financing Costs of $0.

The increase in Deferred Financing Costs are primarily attributable to the issuance of  5,000,000 Common Shares to the order of Capital Path Securities in consideration for services  rendered as Placement Agent in connection with the April 26, 2012 Equity Purchase Agreement and Registration Rights Agreement (the Company executed  with Southridge Partners II, LP.

As if June 30,2012 we had an Investment in Subsidiary of  $0 and as of September 30, 2011 we had an Investment in Subsidiary of $41,735,443.

The reduction in Investment in Subsidiary is primarily attributable to:

(a)

Decrease in Investment In Subsidiary resulting from recognition of $399,082 of Equity in Net Loss of the subsidiary during the nine months ended June 30, 2012

(b)

Reclassification of  Investment In Subsidiary as Available for Sale Securities as a result of Company’s ownership of the subsidiary falling to below 20% during the three months ended June 30, 2012.

As if June 30,2012 we had Available for Sale Securities of $120,000  and as of September 30, 2011 we had  Available for Sale Securities of $0. The increase in Available for Sale Securities is primarily attributable to reclassification of  Investment In Subsidiary as Available for Sale Securities as a result of Company’s ownership of the subsidiary falling to below 20% during the three months ended June 30, 2012 offset by subsequent remeasurement based on unrealized loss.

As of June 30, 2012 we had Notes Payable of $833,393 and as of September 30, 2011 we had Notes Payable of $169,575.

This increase of approximately 391% is primarily attributable to:

(a)

Reclassification of $700,000 of Accrued Salaries as Notes Payable due to transfer of all rights to and  interest in the Accrued Salaries to a nonrelated third party.

(b)

Additional borrowings of approximately $140,297.

Offset by Reclassification of approximately $176,479  of Notes Payable as Convertible Notes Payable as a result of modification of terms and conditions.

As of June 30, 2012 we had Accrued Payroll of $127,000  and as of September 30, 2011 we had Accrued Payroll of $627,000.

This decrease of approximately 79% is primarily attributable to:

(a)

Reclassification of $700,000 of Accrued Salaries as Notes Payable due to transfer of all rights to and  interest in the Accrued Salaries to a nonrelated third party offset by

(b)

The accrual of $200,000 of unpaid salary expenses during the nine months ended June 30, 2012.

As of June 30, 2012 we had Accrued Interest of $209,738  and as of September 30, 2011 we had Accrued Interest  of $154,930.

This increase of approximately 35% is primarily attributable to an increase in interest accrued yet unpaid on Notes and Convertible Notes  issued by the Company.

As of June 30, 2012 we had $275,930  in Convertible Notes payable  and as of September 30, 2011 we had $313, 701  in  Convertible Notes payable.

This decrease of approximately 12 % is primarily attributable to:

(a)

The satisfaction  of $50,000 of convertible indebtedness through the payment of $76,884 on June 11, 2012.

(b)

The satisfaction of $255,000  of convertible debt through the issuance of common stock

Offset by:

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

(c)

The reclassification of approximately $176,479  of Notes Payable as Convertible Notes Payable as a result of modification of terms and conditions.

(d)

Amortization of $339,452 of discount attributable to Beneficial Conversion Features recognized in connection with issuance of convertible debt.

As of June 30,2012 we had $52,940 in Amount Due to Affiliate and as of September 30, 2011 we had $59,500 in Amount Due to Affiliate. The decrease of approximately 11% is attributable to:

(a)

Payment of $240 of expenses on behalf of the Company by Entest Biomedical, Inc, an affiliate of the Company during the nine months ended June 30, 2012.

(b)

Payment of $6,800 to Entest Biomedical, Inc by the Company during the nine months ended June 30, 2012.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending June 30, 2012 and -0- for the same quarter ending 2011. Net Losses were $522,288  for the three months ended June 30, 2012. Net Losses were $686,737 for the same quarter ending 2011 .

For the quarter ended June 20, 2012:

(a)

 Consulting  expenses increased approximately 259% when compared to the same period ended 2011

(b)

General and Administrative Expenses decreased approximately 8% when compared to the same period ended 2011

(c)

Interest Expense not attributable to amortization of discount decreased 56% when compared to the same period ended 2011

During the quarter ended June 30, 2011 the Company recognized $510,570 in Losses related to sale of Equipment. The Company recognized no comparable expense during the quarter ended June 30, 2012.

During the quarter ended June 30, 2012 the Company recognized $29,106 in expenses incurred resulting from Early Extinguishment of Debt. The Company recognized no comparable expense during the quarter ended June 30, 2011.

During the quarter ended June 30, 2012 the Company recognized $52,738  in expenses incurred resulting from securities issued pursuant to contractual obligations. The Company recognized no comparable expense during the quarter ended June 30, 2011.

Revenues were -0- for the nine months  ending June 30, 2012 and -0- for the same period ending 2011. Net Losses were $522,288  for the three months ended June 30, 2012. Net Losses were $686,737 for the same quarter ending 2011 .

Revenues were -0- for the nine  months  ending June 30, 2012 and -0- for the same period  ending 2011. Net Losses were $1,240,695  for the nine   months ended March 31, 2012. The Company reported net income of $41,038,869 for the none months ended June 30, 2011.

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

For the nine  months ended June 30, 2012 our Research and Development Expenses decreased 100% when compared to the same period ended 2011.For the nine  months ended June 30 , 2012 our General and Administrative Expenses decreased 43% when compared to the same period ended 2011. For the nine months ended June 30, 2102 our consulting expenses increased 129% when compared to the same period ended 2011.

During the nine months ended June 30, 2011 the Company recognized $510,570 in Losses related to sale of Equipment. The Company recognized no comparable expense during the nine months ended June 30, 2012.

During the nine months ended June 30, 2012 the Company recognized $29,106 in expenses incurred resulting from Early Extinguishment of Debt. The Company recognized no comparable expense during the nine months ended June 30, 2011.

During the nine months ended June 30, 2012 the Company recognized $52,738  in expenses incurred resulting from securities issued pursuant to contractual obligations. The Company recognized no comparable expense during the nine months ended June 30, 2011.

Liquidity and Capital Resources

As of  June 30, 2012, we had $29,887   cash on hand and current liabilities of $1,659,794   such liabilities consisting of Accounts Payable, Notes Payable, Accrued Payroll Taxes, Convertible Notes payable net of unamortized discount, Amounts due to Affiliated Parties, Accrued Expenses  and Accrued Interest.

We feel we will not be able to satisfy our  cash requirements over the next twelve months and shall be required to seek additional financing.

On April 26, 2012 the Company executed an Equity Purchase Agreement (the "Purchase Agreement") and Registration Rights Agreement (the "Rights Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge").

Under the terms of the Purchase Agreement, Southridge will purchase, at the Company's election, up to $20,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall  be equal to  91% of the Market Price , as such capitalized term is defined in the Purchase Agreement,  on such date on which the Purchase Price is calculated in accordance with the terms and conditions of this Agreement.

Market Price, as such term is defined in the Purchase Agreement, means the lowest Closing Price, as such term is defined in the Purchase Agreement,  during the Valuation Period, as such term is defined in the Purchase Agreement.

Closing Price is defined in the Purchase Agreement as the closing bid price for the Company’s common stock on the principal market over which the Company’s common shares trade  on a  day on which that principal market is  open for business as reported by Bloomberg Finance L.P.

Valuation Period , as such term is defined in the Purchase Agreement,  means the period of  5 Trading Days immediately following the Clearing Date, as such term is defined in the Purchase Agreement,  associated with the applicable Put Notice during which the Purchase Price of the Shares  is valued.

Clearing Date, as such term is defined in the Purchase Agreement, means the date in which the Estimated Put Shares (as defined in Section 2.2(a) of the Purchase Agreement)  have been deposited into Southridge’s brokerage account and Southridge’s broker has confirmed with Southridge  that Southridge  may execute trades of such Estimated Put Shares.

The definition of Estimated Put Shares in Section 2.2(a) of the Purchase Agreement is that number of Shares equal to the dollar amount  indicated in the Put Notice divided by the Closing Price on the Trading Day immediately preceding the Put Date, multiplied by 125%. Pursuant to the Purchase Agreement, on a Put Date  the Company will be required to the applicable number of  Estimated Put Shares  to Southridge’s brokerage account. At the end of   the Valuation Period the Purchase Price shall be established and the number of  Shares shall be determined for a particular Put.  If the number of Estimated Put Shares initially delivered to Southridge  is greater than the Put Shares purchased by Southridge  pursuant to such Put, then immediately after the Valuation Period Southridge shall deliver to Company any excess Estimated Put Shares associated with such Put. If the number of Estimated Put Shares delivered to Investor is less than the  Shares purchased by Southridge  pursuant to a Put, then immediately after the Valuation Period the Company shall deliver to Southridge the difference between the Estimated Put Shares and the  Shares issuable pursuant to such Put.

The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Southridge may not execute any short sales of the Company's common stock.

The Purchase Agreement shall terminate (i) on the date on which Southridge shall have purchased Shares pursuant to this Agreement for an aggregate Purchase Price of $20,000,000, or (ii) on the date occurring 24 months from the date on which the Agreement was executed and delivered by the Company and Southridge.

Under the terms of the Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission within 90 days of the date on which the Purchase Agreement was executed and delivered by the Company and Southridge.

The registration statement shall be filed with respect to not less than the maximum allowable number of  Shares  issuable pursuant to a put notice to Southridge  that has been exercised or may be exercised in accordance with the terms and conditions of the Purchase Agreement permissible under Rule 415,  promulgated under the Securities Act of 1933.

The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Southridge may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Southridge no longer owns any of the Shares.

The Purchase Agreement requires the Company to reserve and keep available until the consummation of such Closing, free of preemptive rights sufficient shares of common stock for the purpose of enabling the Company to satisfy its obligation to issue the Shares.

The Purchase Agreement also requires the Company to issue to Southridge shares of a newly designated preferred stock with a stated value of $50,000 convertible at the option of Southridge into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding a conversion notice. The Preferred Stock shall have no registration rights. Such securities may not be issued until the Certificate of Incorporation of the Company is amended.

On July 25 the Company issued a convertible promissory note in the amount of $ 63,000. The note bears an interest rate of eight percent (8%), matures on April 30, 2013 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a thirty nine  percent (39%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

We were not party to any material commitments for capital expenditures as of the end of the quarter ended June 30, 2012.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2012 and ending June 30, 2012, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the Quarter ended June 30, 2012, the Company:

Issued 5,000,000 Common Shares (“Shares”) to the order of a broker dealer in consideration for services  rendered as Placement Agent.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

Issued 12,000,000 Common Shares (“Shares”)  to an employee as a restricted stock award.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

Issued 114,448,960 Common Shares (“Shares”)  in satisfaction of $255,000 of Convertible Notes Payable

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Issued 90,000 shares of Series AA Preferred Stock (“Shares”) to the Company’s CEO for services rendered

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

Issued 13,310,078 Common Shares (“Shares”)  pursuant to contractual obligations to debt holders resulting in the Company.

 The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 2, 2012 the Company issued 6,208,333 shares of its common stock(“Shares”)  in satisfaction of $14,900 of outstanding convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 2, 2012 the Company issued 4,892,473 common shares (“Shares”)  in satisfaction of $9,100 of  outstanding convertible debt

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 2, 2012 the Company issued 333,333 common shares (“Shares”)  in satisfaction of  $1,000 of  outstanding convertible debt

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 5, 2012 the Company issued 12,000,000 common shares (“Shares”)  to an employee for services.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On July 9, 2012 the Company issued 204,301 common shares  (“Shares”) to a debt holder pursuant to contractual provisions in the debt instrument.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 13, 2012 the Company issued 3,250,494 common shares  to an existing debt holder. pursuant to contractual provisions in the debt instrument.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 16, 2012 the Company issued 2,696,274 common shares (“Shares”) in satisfaction of $5015 of convertible debt

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 16,2012 the Company issued 8,884,409 common shares (“Shares”)  in satisfaction of $16,525 of outstanding convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 16, 2012 the company issued 503,378 common shares (“Shares”) to a debt holder pursuant to contractual provisions in the debt instrument.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.1	8% Convertible Note in the Amount of $65,000

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer

August 14, 2012