Form 10-Q/A
period 2012-06-30
Bio-Matrix Scientific Group, Inc.
filed 2012-09-12
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

PART I - FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED BALANCE SHEET

	June 30,	September 30,
	2012	2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$29,887	$331
Prepaid Expenses	39,925	39,925
Total Current Assets	69,812	40,256

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	20,789	20,789

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	-
Investment in Subsidiary	-	41,735,443
Available for Sale Securities	120,000	-
	189,200	41,739,643

TOTAL ASSETS	$279,801	$41,800,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$131,023	$130,507
Notes Payable	833,393	169,575
Accrued Payroll	127,000	627,000
Accrued Payroll Taxes	23,780	23,780
Accrued Interest	209,728	154,930
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	275,930	313,701
Due to Affiliate	52,940	59,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,659,794	1,484,993

Total Liabilities	1,659,794	1,484,993

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
September 30, 2011 and June ,2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
4,852 and 94,852 issued and outstanding as of September 30, 2011 and
June 30, 2012	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2011 and
June 30 , 2012	73	73
Common Stock ($.0001 par value) 500,000,000 shares authorized;
72,189,747 and 216,948,784 issued and outstanding as of
September 30, 2011 and June 30 , 2012	21,692	7,219
Additional Paid in Capital	12,245,617	11,498,731
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	28,260,035	29,101,648
Accumulated Other Comprehensive Income (Loss)	(41,216,361)	-
Equity in Earnings (Loss) of subsidiary	(663,649)	(264,567)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(536,961)

Total Stockholders' Equity (Deficit)	(1,379,993)	40,315,695

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$279,801	$41,800,688
The following Notes are an integral part of these Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
A Development Stage Company
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
					From Inception
					(August 2, 2005)
	For the Three Months Ended		For the Nine Months Ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

COST AND EXPENSES
Research and Development				51,286	1,255,171
General and Administrative	73,189	80,352	262,932	465,744	6,366,254
Depreciation and Amortization					2,668
Consulting and Professional Fees	44,346	12,334	102,587	44,750	4,915,801
Impairment of Goodwill and Intangibles					34,688
Total Costs and Expenses	117,535	92,686	365,519	561,600	12,574,582

OPERATING LOSS	(117,535)	(92,686)	(365,519)	(561,600)	(12,574,582)

OTHER INCOME & (EXPENSES)
Interest Expense	(5,859)	(13,404)	(54,798)	(47,616)	(413,333)
Loss on Early Extinguishment of Debt	(29,106)		(29,106)		(29,106)
Interest Expense attributable to
amortization of discount	(317,050)		(339,452)		(339,452)
Interest Income					306
Securities issued pursuant to contractual
obligations	(52,738)		(52,738)		(52,738)
Other Income				146,791	176,891
Gain on de-consolidation of subsidiary				42,182,649	42,182,649
Loss on sale of Available for Sale Securities					(487,900)
Loss on disposal of Equipment		(510,570)		(510,780)	(510,782)
Other Expense					(166)
Other Losses attributable to subsidiary				(228,715)	(228,713)
Total Other Income & (Expense)	(404,753)	(524,184)	(476,094)	41,542,329	40,297,656

NET INCOME (LOSS)	(522,288)	(616,870)	(841,613)	40,980,729	27,723,074
(Net Income) Loss attributable to
noncontrolling interest				229,845	536,961
NET INCOME (LOSS) before
equity in subsidiary losses	(522,288)	(616,860)	(841,613)	41,210,574	28,260,035
Equity in Net Income (Loss)
of subsidiary	0	(69,870)	(399,082)	(171,705)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	(522,288)	(686,737)	(1,240,695)	41,038,869	27,596,386

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	(0.00)	(0.01)	(0.01)	0.58
Weighted average number of
shares outstanding	127,570,136	72,189,747	163,598,418	71,273,996

The following Notes are an integral part of these Financial Statements

A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception
			(August 2, 2005)
	For the nine months ended		through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,240,695)	$41,038,869	$27,596,386
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	7,209	71,440	1,193,551
Stock issued for services rendered by consultants	65,000	62,400	4,148,130
Stock issued for prepaid expenses			313,665
Stock issued for interest	-	6,821	138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses		500	(39,925)
Increase (Decrease) in Accounts Payable	513	(120,723)	131,021
Increase (Decrease) in Accrued Expenses	(445,202)	101,541	395,444
Increase (Decrease) in Other Comprehensive Income	(41,216,361)		(41,266,361)
(Increase) Decrease in Employee Receivable		1,396
Increase (Decrease) in Due to Affiliate	(6,560)	73,500	52,940
Non cash increase in Investment in Entest		(42,000,000)	(42,000,000)
Loss attributable to Non Controlling interest in
subsidiary		(229,845)	(536,961)
Equity in Loss of Entest	399,082	171,705	663,649
Net Cash Provided by (Used in) Operating
Activities	(42,437,014)	(822,396)	(49,207,247)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets		22,366	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets		7,300	7,300
Loss on Disposal of Equipment		510,780	510,780
Net Cash Provided by (Used in) Investing
Activities	-	540,446	(27,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for cash			339
Common stock issued for cash			1,630
Common Stock issued for Debt	255,000	89,992	1,551,053
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual
Obligations	52,738		52,738
Additional paid in Capital	381,424	336,498	2,398,841
Principal borrowings on Convertible Debentures	(37,771)	(19,699)	275,930
Principal borrowings (repayments) on notes and
Convertible Debentures	663,818	(120,065)	1,652,849
(Increase) Decrease in Securities available for
Sale	(120,000)		(70,000)
(Increase) Decrease in Investment in Subsidiary	41,336,361		41,336,361
Contributed Capital			509,353
Net Borrowings From Related Parties			1,195,196
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs	(65,000)		(65,000)
Net Cash Provided by (Used in) Financing
Activities	42,466,570	286,726	49,264,790

Net Increase (Decrease) in Cash	29,556	4,776	29,887

Cash at Beginning of Period	331	306	-

Cash at End of Period	$29,887	$5,082	$29,887

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

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

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

NOTE 6. INCOME TAXES

As of June 30, 2012

Deferred tax assets:
Net operating tax carry forwards	$5,118,705
Other	-0-
Gross deferred tax assets	5,118,705
Valuation allowance	(5,118,705)

Net deferred tax assets	$-0-

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

NOTE 8. NOTES PAYABLE

	June 30, 2012	September 30, 2011

Bio Technology Partners Business Trust	45,000	24,100
Bombardier Pacific Ventures	0	36,281
Venture Bridge Advisors	72,115	109,294
David Koos (Note 7)	16,278	--
Sherman Family Trust	700,000
Notes payable	$833,393	$169,575

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

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $31,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $31,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued  6,000,000  common shares in  satisfaction of   $9,000 of this  indebtedness

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $15,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $15,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued  6,000,000  common shares in  satisfaction of   $9,000 of this  indebtedness.

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

(d) $80,500  bearing simple interest at 8% per annum of which:

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended June 30 , 2012.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.1	8% Convertible Note in the Amount of $65,000*

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Incorporated by reference to the Exhibit 10.1 of Company’s 10Q for the period ended June 30, 2012 filed August 14, 2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer September 6, 2012