Form 10-K
period 2012-09-30
Bio-Matrix Scientific Group, Inc.
filed 2013-03-06
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2012

File Number: 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA,	91942
(Address of principal executive offices)	(Zip Code)

(619) 702-1404

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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

As of March 31, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC market of $0.095., was approximately $564,979.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of each of the issuer's class of common stock as of  February 19,2013:

Common: 1,125,911,549

Preferred: 1,963,821.

Series AA Preferred: 94,852

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

Through our wholly owned subsidiary, Regen BioPharma ,Inc., we intend to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials

On June 5, 2012 Oregon Health & Science University (“OHSU”) granted to Regen BioPharma, Inc. (“Regen”) an exclusive option (“OHSU Option Agreement’)) to enter into an agreement to be granted:

(a)

an exclusive, worldwide, royalty bearing license to US patent No. 6,821,513 “Method for enhancing hematopoiesis” issued Nov. 23, 2004 (“Patent Rights”) and

(b)

A non-exclusive, worldwide, royalty bearing license to, among other items, all inventions that are the subject of the invention disclosure giving rise to, or that are described in, patent applications included in the Patent Rights that do not issue into patents. (“Know-How”).

Pursuant to the OHSU Option Agreement”, Regen will have a period of six months (“Term”) in which to evaluate the Patent Rights and Know-How and execute an exclusive, worldwide, royalty bearing license in the Field of Use under the Patent Rights and a non-exclusive, royalty bearing license in the Field of Use to use the Know-How to make, have made, offer to sell, sell and import Licensed Products for the Field of Use.

Field of Use is defined in the Agreement as all therapeutic uses related to treatment of diseases. Licensed Products are defined in the OHSU Option Agreement as any method, procedure, service or process that incorporates, uses, used, is covered by, infringes or would infringe any of the Option Rights or the Know -How, as the case may be.

Pursuant to the OHSU Option Agreement, Regen is required to pay OHSU an option issue payment of $5,000 which shall be credited towards satisfaction of the upfront license issue payment payable provided Regen exercises the option granted herein and executes a license agreement within the Term. The OHSU Option Agreement may be extended by mutual agreement for an additional 6 months for an additional option issue payment of $10,000 which may also be credited towards satisfaction of an upfront license issue payment.

The OHSU Option Agreement grants an option to Regen to execute an agreement upon substantially these terms and conditions (“License Agreement”) granting to Regen:

(1) an exclusive worldwide license to make, have made, use, offer to sell, sell and import Licensed Products for therapeutic uses related to treatment of diseases in humans and/or animals under the Patent Rights and

(2) a non exclusive worldwide license to make, have made, use, offer to sell, sell and import Licensed Products for therapeutic uses related to treatment of diseases in humans and/or animals under the Know-How such licenses to commence upon the execution of a binding agreement between the parties and ending on the date when (a) the last patent and patent application included within the Patent Rights have expired, been abandoned, or been finally adjudicated as invalid or unenforceable by a non-appealable order; or (b) 10 years, whichever is later.

Pursuant to the License Agreement, if executed, Regen shall be obligated to make the following payments to OHSU:

1. An upfront license issue payment of $35,000 payable 30 days from the effective date of the License Agreement

2. $25,000 on the enrollment of the first patient in a Phase I clinical trial anywhere in the world for each Licensed Product.

3. $150,000 on the enrollment of the first patient in a Phase III clinical trial anywhere in the world for each Licensed Product.

4. $250,000 on the first regulatory approval anywhere in the world for each Licensed Product.

Regen shall also be obligated to pay the following royalties to OHSU pursuant to the License Agreement, if executed:

1) 2% Of Net Sales outside the Least Developed Countries; which percentage may be reduced in half where the Licensed Product embodies solely the Know-How and not the Patent Rights.

2) 0% Of Net Sales solely within any of the Least Developed Countries, so long as the Net Sales received by Regen and/or Sublicensees solely cover Regen's or Sublicensees' reasonable and documented direct costs to manufacture the Licensed Products ("Costs").

3) 1% Of Net Sales solely within any of the Least Developed Countries that exceed Costs.

“Least Developed Countries" means each country identified as a low-income economy by the World Bank Group and by the United Nations on their respective websites at the time the Licensed Product is transferred, and all other countries mutually agreed to in writing by OHSU and Regen. Net Sales" means the gross invoiced amount, and/or the monetary equivalent of any other consideration actually received by Regen and/or its Sublicensees, for the transfer of a Licensed Product, less certain expenses.

Commencing on the first January 1 to occur after the first Net Sale, and for each year thereafter, Regen will pay to OHSU minimum annual royalty of Ten Thousand Dollars (“Minimum Royalty”). Minimum Royalties will be credited against any subsequent royalty payments made by Regen, but only for the year in which the Minimum Royalty was received.

The License Agreement, if executed, shall also require Regen to:

(a) Pay OHSU a license maintenance payment of $1,000 by each anniversary of the effective date of the License Agreement for the first four years until the first Net Sale and a license maintenance payment of $5,000) by each anniversary of the effective date of the License Agreement beginning in year 5 until the first Net Sale

(b) Pay a percentage of all remuneration received by Regen from a Technology Sublicensee (any person or entity that directly or indirectly obtains any rights in or to the licensed technology from Regen to use the licensed technology to further develop or modify the licensed technology or to incorporate the licensed technology into such Technology Sublicensee’s products or services) whether in the form of money, equipment, property, equity, debt financing or any other cash or noncash consideration, other than sales generating royalty payments to OHSU

(c) Reimburse OHSU for all out-of-pocket costs and expenses incurred by OHSU in connection with the preparation, filing, prosecution, defense, including interference and opposition proceedings, and maintenance of the Patent Rights.

On December 5, 2012 Regen and OHSU executed an amendment to the OHSU Option Agreement extending the term of the agreement to June 5, 2013. Consideration from Regen for this extension consists of the payment by Regen to OHSU of an additional amount of $10,000 on or prior to 30 days from December 5, 2012.

Principal Products and Services

Through our wholly owned subsidiary, Regen BioPharma ,Inc.(“Regen”) , we intend to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials.

The Company has begun development of HemaXellerate, a cellular drug designed to heal damaged bone marrow. HemaXellerate I(TM) is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based on previous animal studies.

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration to initiate clinical trials assessing the company’s HemaXellerate drug currently in development in patients with drug-refractory aplastic anemia.

We have yet to successfully develop a regenerative medical application. As of February 19, 2013 we have not been granted any license to develop and commercialize any third party intellectual property.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

We have not been granted any patent and are not party  to any royalty agreements or labor agreements. We have been granted a trademark for the term HEMAXELLERATE for biological tissue, namely, blood, stem cells, umbilical cords and placentas for scientific and medical research use

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

Our product is subject to regulation as a biological product under the Public Health Service Act and the Food, Drug and Cosmetic Act. The FDA generally requires the following steps for pre-market approval or licensure of a new biological product:

Pre-clinical laboratory and animal tests conducted in compliance with the Good Laboratory Practice, or GLP, requirements to assess a drug’s biological activity and to identify potential safety problems, and to characterize and document the product’s chemistry, manufacturing controls, formulation, and stability;

Submission to the FDA of an Investigational New Drug, or IND application, which must become effective before clinical testing in humans can begin;

Obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

Conducting adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication conducted in compliance with Good Clinical Practice, or GCP requirements;

Compliance with current Good Manufacturing Practices, or cGMP regulations and standards;

Submission to the FDA of a Biologics License Application, or BLA, for marketing that includes adequate results of pre -clinical testing and clinical trials;

FDA reviews the marketing application in order to determine, among other things, whether the product is safe, effective and potent for its intended uses; and

Obtaining FDA approval of the BLA, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent. The FDA may also require post marketing testing and surveillance of approved products, or place other conditions on the approvals.

Regulatory Process in Europe

The European Union (EU) has approved a regulation specific to cell and tissue therapy product, the Advanced Therapy Medicinal Product (ATMP) regulation. For products such as HemaXellerate that are regulated as an ATMP, the EU Directive requires: Compliance with current Good Manufacturing Practices, or cGMP regulations and standards, pre-clinical laboratory and animal testing;

Filing a Clinical Trial Application (CTA) with the various member states or a centralized procedure; Voluntary Harmonization Procedure (VHP), a procedure which makes it possible to obtain a coordinated assessment of an application for a clinical trial that is to take place in several European countries;

Obtaining approval of Ethic Committees of research institutions or other clinical sites to introduce the AIP into humans in clinical trials;

Adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; and

Submission to EMA for a Marketing Authorization (MA); Review and approval of the MAA (Marketing Authorization Application).

Clinical trials:

Typically, both in the U.S. and the European Union, clinical testing involves a three-phase process although the phases may overlap. In Phase I, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. In some circumstances, the FDA or EMA may require Phase IV or post-marketing trials if it feels that additional information needs to be collected about the drug after it is on the market. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA or EMA.

All pharmaceutical companies are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our future products. For Europe, the European Medicines Agency (“EMEA”) will regulate our future products. Regulatory approval by the EMEA will be subject to the evaluation of data relating to the quality, efficacy and safety of our future products for its proposed use. The time taken to obtain regulatory approval varies between countries. Different regulators may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval, notwithstanding that regulatory approval may have been granted by other regulators. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements.

Number of total employees and number of full-time employees .

As of February 20, 2013 we have four employees who are full time.

Item 2. Properties .

The Company  utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941provided to the Company by Entest BioMedical, Inc. on a month to month basis free of charge. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

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

On October 24, 2012 a settlement agreement was executed the terms of which require the litigation being dismissed with prejudice by Rick Plote, the grant to both of the Company and the Company’s Chairman of a waiver and release of and from all claims by Plote and certain third parties , the grant to Plote and certain third parties of a waiver and release of and from all claims by the Company and the Company’s Chairman. The grant of waiver and release by the Company to Plote and certain third parties is the sole obligation imposed on the Company by the settlement agreement.

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

October 1, 2010 to September 30, 2011	High	Low
First Quarter	.0593	.0225
Second Quarter	.0621	.02
Third Quarter	.035	.011
Fourth Quarter	.0245	.005

October 1, 2011 to September 30, 2012	High	Low
First Quarter	.01	.004
Second Quarter	.0095	.0021
Third Quarter	.0370	.0027
Fourth Quarter	.0053	.0017

Holders

As of February 20, 2013  there were approximately 451 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2012. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

Shares Issued for Services:

On May 2, 2012 the Company issued 5,000,000 Common Shares (“Shares”) to the order of a broker dealer in consideration for services rendered as Placement Agent.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On May 14, 2012 the Company issued 12,000,000 Common Shares (“Shares”) to an employee as a restricted stock award.

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

On July 5, 2012 the Company issued 12,000,000 Common Shares (“Shares”) to an employee as a restricted stock award.

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

On May 14, 2012 the Company issued 90,000 shares of Series AA Preferred Stock (“Shares”) to the Company’s CEO for services rendered.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On August 30, 2012 the Company issued 75,000 shares of its Non Voting Convertible Preferred Stock(“Shares”) in accordance with the terms and conditions of that Equity Purchase Agreement (the "Purchase Agreement") entered into by and between the Company and Southridge Partners II, LP.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

Shares Issued for Debt:

On April 23, 2012 the Company issued 6,944,444 Common Shares (“Shares”) in satisfaction of $25,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On April 23, 2012 the Company issued 2,777,778 Common Shares (“Shares”) in satisfaction of $10,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On April 24, 2012 the Company issued 3,333,333 Common Shares (“Shares”) in satisfaction of $12,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On April 30, 2012 the Company issued 835,608 Common Shares (“Shares”) in satisfaction of $3,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 2, 2012 the Company issued 3,000,000 Common Shares (“Shares”) in satisfaction of $3,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 11, 2012 the Company issued 2,564,103 Common Shares (“Shares”) in satisfaction of $10,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 11, 2012 the Company issued 2,564,103 Common Shares (“Shares”) in satisfaction of $10,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 11, 2012 the Company issued 5,769,231 Common Shares (“Shares”) in satisfaction of $22,500 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 14, 2012 the Company issued 3,428,571 Common Shares (“Shares”) in satisfaction of $12,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 16, 2012 the Company issued 3,448,276 Common Shares (“Shares”) in satisfaction of $10,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 21, 2012 the Company issued 5,454,545 Common Shares (“Shares”) in satisfaction of $12,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 24, 2012 the Company issued 3,000,000 Common Shares (“Shares”) in satisfaction of $6,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 30, 2012 the Company issued 9,920,635 Common Shares (“Shares”) in satisfaction of $13,750 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 6, 2012 the Company issued 11,900,000 Common Shares (“Shares”) in satisfaction of $17,850 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 8, 2012 the Company issued 2,633,333 Common Shares (“Shares”) in satisfaction of $3,950 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 8, 2012 the Company issued 6,000,000 Common Shares (“Shares”) in satisfaction of $9,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 8, 2012 the Company issued 6,000,000 Common Shares (“Shares”) in satisfaction of $9,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 8, 2012 the Company issued 6,000,000 Common Shares (“Shares”) in satisfaction of $9,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 8, 2012 the Company issued 6,000,000 Common Shares (“Shares”) in satisfaction of $9,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 12, 2012 the Company issued 7,783,333 Common Shares (“Shares”) in satisfaction of $11,675 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 12, 2012 the Company issued 6,000,000 Common Shares (“Shares”) in satisfaction of $9,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On June 12, 2012 the Company issued 333,333 Common Shares (“Shares”) in satisfaction of $1,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On June 19, 2012 the Company issued 3,425,000 Common Shares (“Shares”) in satisfaction of $10,275 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 19, 2012 the Company issued 5,333,333 Common Shares (“Shares”) in satisfaction of $16,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 2, 2012 the Company issued 6,208,333 Common Shares (“Shares”) in satisfaction of $14,900 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 2, 2012 the Company issued 4,892,783 Common Shares (“Shares”) in satisfaction of $9,100 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 13, 2012 the Company issued 3,250,494 Common Shares (“Shares”) in satisfaction of $6,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On July 16, 2012 the Company issued 8,884,409 Common Shares (“Shares”) in satisfaction of $16,525 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 16, 2012 the Company issued 2,696,274 Common Shares (“Shares”) in satisfaction of $5,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 17, 2012 the Company issued 10,317,460 Common Shares (“Shares”) in satisfaction of $13,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On August 17, 2012 the Company issued 6,983,333 Common Shares (“Shares”) in satisfaction of $10,475 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 17, 2012 the Company issued 4,064,506 Common Shares (“Shares”) in satisfaction of $6,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 17, 2012 the Company issued 10,161,266 Common Shares (“Shares”) in satisfaction of $13,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 7, 2012 the Company issued 9,370,481 Common Shares (“Shares”) in satisfaction of $10,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 10, 2012 the Company issued 5,000,000 Common Shares (“Shares”) in satisfaction of $25,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 12, 2012 the Company issued 6,626,500 Common Shares (“Shares”) in satisfaction of $6,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 12, 2012 the Company issued 5,633,000 Common Shares (“Shares”) in satisfaction of $6,000 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 28, 2012 the Company issued 7,284,313 Common Shares (“Shares”) in satisfaction of $7,300 of existing convertible debt.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On October 19, 2012 the Company issued 8,635,222 Common Shares in (“Shares”) satisfaction of $9,000 of outstanding convertible indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On October 19, 2012 the Company issued 5,756,000 Common Shares (“Shares”) in satisfaction of $6,000 of outstanding convertible indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 2, 2012 the Company issued 17,500,00 Common Shares (“Shares”) in satisfaction of $5,000 of outstanding indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 8, 2012 the Company issued 15,964,912 Common Shares (“Shares”)in satisfaction of $9,100 of outstanding convertible indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 9, 2012 the Company issued 14,158,067 Common Shares (“Shares”) in satisfaction of $8,179 of outstanding convertible indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 9, 2012 the Company issued 17,500,00 Common Shares (“Shares”) in satisfaction of $5,000 of outstanding indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 14, 2012 the Company issued 32,000,000 Common Shares (“Shares”) in satisfaction of $17,600 of outstanding convertible indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 15, 2012 the Company issued 16,136,364 Common Shares (“Shares”) in satisfaction of $7,100 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 19, 2012 the Company issued 48,000,000 Common Shares(“Shares”) in satisfaction of $16,800 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 20, 2012 the Company issued 32,000,000 Common Shares(“Shares”) in satisfaction of $11,200 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 21, 2012 the Company issued 17,500,000 Common Shares (“Shares”) in satisfaction of $5,000 of outstanding indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 21, 2012 the Company issued 16,000,000 Common Shares(“Shares”) in satisfaction of $5,600 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 26, 2012 the Company issued 15,200,000 Common Shares (“Shares”) in satisfaction of $3,200 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 27, 2012 the Company issued 15,200,000 Common Shares(“Shares”) in satisfaction of $2,120 of accrued interest.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 29, 2012 the Company issued 46,212, 122 Common Shares(“Shares”) in satisfaction of $15,250 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 29, 2012 the Company issued 30,303,030 Common Shares (“Shares”) in satisfaction of $10,000 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 29, 2012 the Company issued 14,452,111 Common Shares (“Shares”) in satisfaction of $5,000 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 10, 2012 the Company issued 30,303,030 Common Shares (“Shares”) in satisfaction of $10,000 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 12 , 2012 the Company issued 57,159,091 Common Shares (“Shares”)in satisfaction of $12,575 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 19 , 2012 the Company issued 40,000,000 Common Shares (“Shares”)in satisfaction of $6,000 of outstanding convertible indebtness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 28 , 2012 the Company issued 90,000,000 Common Shares (“Shares”)in satisfaction of $17,600 of outstanding convertible indebtness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 28 , 2012 the Company issued 36,363,636 Common Shares (“Shares”)in satisfaction of $4,000 of outstanding convertible indebtness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On January 3 , 2013 the Company issued 90,000,000 Common Shares (“Shares”)in satisfaction of $9,900 of outstanding convertible indebtness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On January 3 , 2013 the Company issued 103,030,303 Common Shares (“Shares”)in satisfaction of $17,000 of outstanding convertible indebtness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Shares Issued Pursuant to Contractual Obligations

On May 18, 2012 the Company issued 2,040,000 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 25, 2012 the Company issued 5,372,404 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 6, 2012 the Company issued 3,971,844 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 25, 2012 the Company issued 1,920,000 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 9, 2012 the Company issued 204,301 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On July 16, 2012 the Company issued 503,378 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 17 , 2012 the Company issued 1,708,540 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 17 , 2012 the Company issued 780,119 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 12 , 2012 the Company issued 9,242,425 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 21, 2012 the Company issued 57,159,091 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 21, 2012 the Company issued 30,303,030 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 21, 2012 the Company issued 14,545,454 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Issuance of Convertible Debentures and Changes in Terms and Conditions of Existing Securities:

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

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On February 28, 2012, the Company issued a convertible promissory note in the amount of $27,500 which was funded on March 6, 2012. The note bears an interest rate of eight percent (8%), matures on November 30, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. This convertible promissory note was satisfied in its entirety by the Company as a result of payment to the Holder of $42,305 on August 29, 2012 in accordance with the prepayment conditions of the note. A Loss on Early Extinguishment of Debt of $14,804 was recognized by the Company as a result of this prepayment.

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

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

On April 23, 2012, for no additional consideration, the Company agreed to amend the terms of $10,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock

On April 23, 2012, for no additional consideration, the Company agreed to amend the terms of $15,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

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

On May 4, 2012, for no additional consideration, the Company agreed to amend the terms of $80,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock..

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

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

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

On June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $15,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock..

On June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $10,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock..

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

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On August 20, 2012, the “Company”) issued a convertible promissory note in the principal amount of $165,000. The note bears an annual interest rate of six percent (6%). The unconverted principal amount of the note and any accrued but unpaid interest is payable at the demand of the Holder at any time after August 20, 2013.

The note is convertible into the common shares of the Company as follows:

(a) The Holder shall have the right to convert up to fifty-percent (50%) of the principal amount of the Note (“Principal Amount”) on December 20, 2012, up to seventy-five percent (75%) of the Principal Amount on April 20, 2013, and up to one hundred percent (100%) of the Principal Amount on August 20, 2013.

(b) The Holder shall have the right to convert $25,000 of the principal amount due on this note into 5,000,000 shares of the Company’s common stock at any time on or after August 21, 2012.

With the exception of (b), The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the principal amount of this Note to be converted (the “Conversion Amount”) by the applicable Conversion Price.

The “Conversion Price” means the weighted average of the Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date weighted by the daily Trading Volume. “Trading Price” means the closing bid price on the applicable trading market or, if no closing bid price of such security is available, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by the Company relating to the Lender’s securities. The Minimum Conversion Price is $0.0035 per share.

The securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The securities were sold directly through our management. No commission or other consideration was paid in connection with the sale of the securities. There was no advertisement or general solicitation made in connection with this Offer and Sale of securities.

The note contained a provision that until such time as the shares of common stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of common stock issuable upon conversion of the note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On October 19, 2012 for no additional consideration, the Company agreed to amend the terms of $10,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On October 19, 2012 for no additional consideration, the Company agreed to amend the terms of $20,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On October 29, 2012 for no additional consideration, the Company agreed to amend the terms of $30,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On November 12, 2012 for no additional consideration, the Company agreed to amend the terms of $50,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On November 15, 2012 for no additional consideration, the Company agreed to amend the terms of $50,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On December 12, 2012 for no additional consideration, the Company agreed to amend the terms of $30,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On December 12,2012 for no additional consideration, the Company agreed to amend the terms of $100,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2012 we had cash of $75,752 and as of September 30, 2011 we had cash of $331.

The increase in cash of approximately 22,786% is primarily attributable to increased net borrowings by the Company of approximately $316,812 offset by expenses paid attributable to the operation of the Company.

As of September 30, 2012 we had Prepaid Expenses of $15,000 and as of September 30, 2011 we had Prepaid Expenses of $39,925..

The decrease in Prepaid Expenses of approximately 62% is primarily attributable to:

The incurrence by the Company of expenses related to the derecognition of $39,925 of Prepaid Expenses.

The payment by the Company of $15,000 to employees of the Company as an advance against work to be performed outside the current contractual scope of their employment.

As of September 30, 2012 we had Deferred Financing Costs of $65,000 and as of September 30, 2011 we had Deferred Financing Costs of $0.

The increase in Deferred Financing Costs are primarily attributable to the issuance of 5,000,000 Common Shares to the order of Capital Path Securities in consideration for services rendered as Placement Agent in connection with the April 26, 2012 Equity Purchase Agreement and Registration Rights Agreement (the Company executed with Southridge Partners II, LP.

As if September 30,2012 we had an Investment in Subsidiary of $0 and as of September 30, 2011 we had an Investment in Subsidiary of $41,735,443.

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

As if September 30,2012 we had Available for Sale Securities of $22,000 and as of September 30, 2011 we had Available for Sale Securities of $0. The increase in Available for Sale Securities is primarily attributable to reclassification of Investment In Subsidiary as Available for Sale Securities as a result of Company’s ownership of the subsidiary falling to below 20% during the three months ended June 30, 2012 offset by subsequent remeasurement based on unrealized loss.

As of September 30, 2012 we had Property and Equipment (Net of Accumulated Depreciation) of $0 and as of September 30, 2011 we had Property and Equipment (Net of Accumulated Depreciation) of $20,789. The decrease in Property and Equipment (Net of Accumulated Depreciation) of100% is attributable to the abandonment by the Company of Computer Equipment and Office Equipment during the quarter ended September 30, 2012.

As of September 30, 2012 we had Notes Payable of $817,020 and as of September 30, 2011 we had Notes Payable of $169,575.

The increase in Notes Payable of approximately 382% is primarily attributable to:

(a)	Reclassification of $700,000 of Accrued Salaries as Notes Payable due to transfer of all rights to and interest in the Accrued Salaries to a nonrelated third party.
(b)	Additional Borrowings of $199,571

Offset by:

(a)	Repayments of $36,032
(b)	Reclassification of $396,479 of Notes Payable to Convertible Notes Payable

As of September 30, 2012 we had Accrued Payroll of $307,692 and as of September 30, 2011 we had Accrued Payroll of $627,000

The decrease in Accrued Payroll of approximately 51% is primarily attributable to:

(a)	Reclassification of $700,000 of Accrued Salaries as Notes Payable due to transfer of all rights to and interest in the Accrued Salaries to a nonrelated third party offset by
(b)	Accrual of $83,871 in salaries payable to employees of Regen
(c)	Accrual of $296,281 in salaries payable to the Company’s CEO

As of September 30, 2012 we had Accrued Payroll Taxes of $27,769 and as of September 30, 2011 we had Accrued Payroll Taxes of $23,780

The increase in Accrued Payroll Taxes of approximately 17% is primarily attributable to employer tax obligations incurred but not yet paid arising from vesting of Restricted Stock Awards.

As of September 30, 2012 we had Accrued Interest of $210,069 and as of September 20, 2011 we had Accrued Interest of $154,930.

The increase in Accrued Interest of approximately 36% is primarily attributable to the incurring by the Company of $55,139 in interest expense during the year ended September 30, 2012 accrued but unpaid.

As of September 30, 2012 we had Amounts due to Affiliate of $39,140 and as of September 30, 2011 we had Amounts due to Affiliate of $59,500.

The decrease in Amounts Due to Affiliate (Entest BioMedical, Inc.) of approximately 34% is primarily attributable to:

(a)	Payments by the Company to Entest BioMedical, Inc. of $20,600 during the year ended September 30, 2012 offset by
(b)	Payments made during the year ended September 30, 2012 by Entest BioMedical, Inc on behalf of the Company of $240.

Material Changes in Results of Operations:

Revenues were $0 for the twelve months ended September 30, 2012 and the same period ended September 30, 2011. Net Losses were $1,752,809 for the year ended September 30, 2012. Net Income was $40,826,647 for the same period ended September 30, 2011. The decrease was primarily attributable to a noncash gain of $42,182,649 resulting from the deconsolidation of Entest BioMedical, Inc. recognized by the Company during the year ended September 30, 2012.

Other material factors contributing to the decrease include:

(a)	A 235% increase in consulting expenses incurred by the Company during the year ended September 30, 2012 when compared to the year ended September 30, 2011 which was primarily attributable to $75,000 in non voting convertible preferred stock issued to Southridge Partners II, LP in accordance with the terms and conditions of that Equity Purchase Agreement (the "Purchase Agreement") entered into by and between the Company and Southridge Partners II, LP as well as an increase in legal fees incurred by the Company resulting from litigation.
(b)	$41,688 recognized by the Company resulting from a loss on the early extinguishment of $77,500 of convertible debt during the twelve months ended September 30, 2012.
(c)	$374,388 of interest expense recognized resulting from amortization of discounts recognized on convertible debentures issued during the twelve months ended September 30, 2012.
(d)	$20,789 loss recognized resulting from abandonment of Office and Computer equipment during the twelve months ended September 30, 2012
(e)	$66,372 in expenses incurred by the Company during the twelve months ended September 30, 2012 resulting from stock issued pursuant to contractual obligations with convertible debt holders.

As of September 30, 2012 we had $75,752 Cash on Hand and current liabilities of $1,841,238 (exclusive of convertible debt discount attributable to a beneficial conversion feature). We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

The Purchase Agreement also required the Company to issue to Southridge shares of a newly designated preferred stock with a stated value of $50,000 convertible at the option of Southridge into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding a conversion notice. The Preferred Stock has no registration rights.

There is no guarantee that we will be able to raise any capital through any type of offerings.. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

As of February 21, 2013 we are not party to any binding agreements which would commit us to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-Matrix Scientific Group, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bio-Matrix Scientific Group, Inc. as of September 30, 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2012, and from inception on October 6, 1998 through September 30, 2012. Bio-Matrix Scientific Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group, Inc. as of September 30, 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for year in the ended September 30, 2012, and from inception on October 6, 1998 through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no revenues, has negative working capital at September 30, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 25, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

December 22, 2011

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
	As of	As of
	September 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS
Cash	$75,752	$331
Prepaid Expenses	15,000	39,925
Total Current Assets	90,752	40,256
PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	0	20,789
OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	0
Investment in Subsidiary		41,735,443
Available for Sale Securities	22,000	0
Total Other Assets	91,200	41,739,643
TOTAL ASSETS	$181,952	$41,800,688
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	133,039	130,507
Notes Payable	817,020	169,575
Accrued Payroll	307,692	627,000
Accrued Payroll Taxes	27,769	23,780
Accrued Interest	210,069	154,930
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	300,509	313,701
Due to Affiliate	39,140	59,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,841,238	1,484,993
Total Liabilities	1,841,238	1,484,993
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($.001 par value) 20,000,000 shares authorized; 1,963,821 issued and outstanding as of September 30, 2011 and September 30 2012	197	197
Series AA Preferred ($.0001 par value) 100,000 shares authorized; 4,852 and 94,852 issued and outstanding as of September 30, 2011 and September 30, 2012	9
Series B Preferred Shares ($0.0001) par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of September 30, 2011 and September 30 , 2012	73	73
Common Stock ($0.0001 par value) 1,000,000,000 shares authorized; 72,189,747 and 323,507,887 issued and outstanding as of September 30, 2011 and September 30 , 2012	32,350	7,219
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 75,000 and 0 issued and outstanding as of September 30, 2012 and September 30, 2011	75,000
Additional Paid in capital	12,490,780	11,498,731
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	27,747,921	29,101,648
Accumulated Other Comprehensive Income (Loss)	(41,314,361)	0
Equity in Earnings (Loss) of subsidiary	(663,649)	(264,567)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(536,961)
Total Stockholders' Equity (Deficit)	(1,659,286)	40,315,695
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$181,952	$41,800,688

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
Condensed Consolidated Statement of Operations

	12 months Ended	12 months Ended	From inception through
	September 30,	September 30,	September 30,
	2012	2011	2012
REVENUES	$-	$-	$-
COST AND EXPENSES
Research and Development	17,715	51,286	1,272,886
General and Administrative	564,479	550,769	6,670,301
Depreciation and Amortization			2,668
Consulting and Professional Fees	213,232	63,692	5,023,946
Impairment of Goodwill and Intangibles			34,688
Total Costs and Expenses	795,426	665,747	13,004,489
OPERATING LOSS	(795,426)	(665,747)	(13,004,489)
OTHER INCOME & (EXPENSES)
Interest Expense	(55,139)	(62,829)	(413,674)
Loss on Early Extinguishment of Debt	(41,688)		(41,688)
Interest Expense attributable to amortization of discount	(374,338)		(374,338)
Interest Income			306
Securities issued pursuant to contractual obligations	(66,372)		(66,372)
Other Income	25	146,791	176,916
Gain on de-consolidation of subsidiary		42,182,649	42,182,649
Loss on sale of Available for Sale Securities		(487,900)
Loss on disposal of Equipment	(20,789)	(510,782)	(531,571)
Other Expense			(166)
Other Losses attributable to subsidiary		(228,713)	(228,713)
Total Other Income & (Expense)	(558,301)	41,527,116	40,215,449
NET INCOME (LOSS)	(1,353,727)	40,861,369	27,210,960
(Net Income) Loss attributable to noncontrolling interest		229,845	536,961
NET INCOME (LOSS) before equity in subsidiary losses	(1,353,727)	41,091,214	27,747,921
Equity in Net Income (Loss) of subsidiary	(399,082)	(264,567)	(663,649)
NET INCOME (LOSS) attributable to common shareholders	(1,752,809)	40,826,647	27,084,272
BASIC AND FULLY DILUTED EARNINGS (LOSS)	$(0.01)	$0.57
Weighted average number of shares outstanding	148,749,547	72,071,414

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
From August 2, 2005 through September 30, 2012

	Series AA		Series B						Nonvoting Convertible		Additional			Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Preferred Stock		Paid-in	Retained	Contributed	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Capital	Income(Loss)	Total
Shares issued to parent							25,000	35,921			0				35,921
Net Loss August 2, 2005 through September 30, 2005												(1,000)			(1,000)
Balance September 30, 2005							25,000	35,921			0	(1,000)			34,921
Net Loss October 1, 2005 through December 31, 2005												(366,945)			(366,945)
Balance December 31, 2005							25,000	35,921			0	(367,945)			(332,024)
Recapitalization							9,975,000	(34,921)			34,921				0
Stock issued Tasco merger							2,780,000	278			(278)				0
Stock issued for services							305,000	31			759,719				759,750
Stock issued for Compensation							300,000	30			584,970				585,000
Net Loss January 1, 2006 through September 30, 2006												(2,053,249)			(2,053,249)
Balance September 30, 2006							13,385,000	1,339			1,379,332	(2,421,194)			(1,040,523)
Stock issued for services							100,184	10			112,524				112,534
Stock issued for Compensation							153,700	15			101,465				101,480
Stock issued in exchange for canceling debt							2,854,505	284			1,446,120				1,446,404
Net Loss October 1, 2006 through December 31, 2006												(466,179)			(466,179)
Balance December 31, 2006							16,493,389	1,649			3,039,441	(2,887,373)			153,717
Stock issued for cash							500,000	50			124,950				125,000
Stock issued for services							359,310	36			235,042				235,078
Stock issued for Compensation							143,920	14			88,400				88,414
Stock issued in exchange for canceling debt							500,000	50			124,950				125,000
Net Loss January 1, 2007 through March 31, 2007												(515,624)			(515,624)
Balance March 31, 2007							17,996,619	1,800			3,612,783	(3,402,997)			211,585
Stock issued for cash							240,666	24			60,142				60,166
Stock issued for services							406,129	41			222,889				222,930
Stock issued for Compensation							150,000	15			110,435				110,450
Stock issued in exchange for canceling debt							1,316,765	132			329,059				329,191
Net Loss April 1, 2007 through June 30, 2007												(718,955)			(718,955)
Balance June 30, 2007							20,110,179	2,011			4,335,308	(4,121,952)			215,367
Stock issued for cash							1,200,000	120			299,880				300,000
Stock issued for services							1,253,000	125			404,125				404,250
Stock issued for Compensation							100,000	10			24,990				25,000
Stock issued in exchange for canceling debt							566,217	57			143,940				143,997
Net Loss July 1, 2007 through September 30, 2007												(751,989)			(751,989)
Balance September 30, 2007							23,229,396	2,323			5,208,244	(4,873,941)			336,626
Stock issued for Cash
Stock issued for services							191,427	19			62,108				62,127
Net Loss October 1, 2007 through December 31, 2007												(405,812)			(405,812)
Balance December 31, 2007							23,420,823	2,342			5,270,352	(5,279,753)			(7,059)
Stock issued for cash					575,000	57					114,942				114,999
Stock issued for services					340,000	35	146,705	15			106,651				106,701
Net Loss January 1, 2008 through March 31, 2008												(417,325)			(417,325)
Balance March 31, 2008					915,000	92	23,567,528	2,357			5,491,945	(5,697,078)			(202,684)
Stock issued for cash					2,154,850	215					672,172				672,387
Stock issued for services					1,421,725	142	232,000	23			613,439				613,604
Stock issued for accrued interest							31,245	3			17,293				17,296
Stock issued as dividend					1,075,087	108					(108)				0
Net Loss April 1, 2008 to June 30, 2008												(1,063,446)			(1,063,446)
Balance June 30, 2008					5,566,662	557	23,830,773	2,383			6,794,741	(6,760,524)			37,158
Series AA Stock issued to Officer July 3, 2008	4,852
Stock issued for services July 8, 2008							905,000	91			769,159				769,250
Stock issued for Cash July 2, 2008					11,667	1					3,499				3,500
Stock issued for Cash July 25, 2008 (Warrant Exercise)					90,000	9					17,991				18,000
Stock issued for interest between July 30, 2008 and August 30, 2008							85,087	9			21,263				21,272
Stock issued for services September 3, 2008							50,000	5			24,995				25,000
Stock issued due to rounding					218		9
Net Loss July 1, 2008 to September 30, 2008												(1,195,491)			(1,195,491)
Accumulated other Comprehensive Income as of September 30, 2008														50,000	50,000
Balance September 30, 2008	4,852				5,668,547	567	24,870,869	2,488			7,631,648	(7,956,015)		50,000	(271,311)
Stock Retired in connection with Exchange for Common Shares December 2, 2008					(1,099,000)	(109)									(109)
Stock issued in connection with Exchange for Preferred Shares December 2, 2008							1,099,000	109							109
Stock Issued for Accrued Interest on December 3, 2008							133,124	13			33,268				33,281
Stock issued for Cash December 31, 2008					66,670	7					6,660				6,667
Stock issued for services December 31, 2008					33,330	3					3,330				3,333
Stock issued for Cash December 31, 2008					75,000	8					11,242				11,250
Contributed capital													499,000		499,000
Net Loss October 1, 2008 to December 31, 2008												(388,722)			(388,722)
Accumulated other Comprehensive Income as of December 31, 2008														(540,000)	(540,000)
Balance December 31, 2008	4,852				4,744,547	476	26,102,993	2,610			7,686,148	(8,344,737)	499,000	(490,000)	(646,502)
Stock issued for Services January 7,2009					50,000	5					7,495				7,500
Stock issued for Services January 7, 2009							1,400,000	140			209,860				210,000
Stock issued for Cash January 7, 2009					67,000	7					6,693				6,700
Stock issued for Cash January 14, 2009							1,300,000	130			104,868				104,998
Stock issued for Cash January 14, 2009					25,000	2
Stock issued for Cash January 15, 2009							35,000	4			6,996				7,000
Stock issued for Services January 15, 2009							100,000	10			19,990				20,000
Stock issued for Services January 21, 2009							37,925	4			11,373				11,377
Stock issued for Cash January 21, 2009							35000	4			6,996				7,000
Stock Retired in connection with Exchange for Common Shares January 27, 2009					(27,450)	-3									(3)
Stock issued in connection with Exchange for Preferred Shares January 27, 2009							27,450	3							3
Stock issued for Cash January 28, 2009							10,000	1			1,999				2,000
Stock issued for cash February 3, 2009					63,000	6					6294				6,300
Stock issued for Services January 24, 2009							200,000	20			35980				36,000
Stock issued for cash February 13, 2009					200,000	20					29,980				30,000
Stock issued for cash February 25, 2009					66,667	7					5,993				6,000
Stock Issued for Debt March 3, 2009							1,000,000	100			99,900				100,000
Stock Retired in connection with Exchange for Common Shares March 10, 2009					(214,286)	-21									(21)
Stock issued in connection with Exchange for Preferred Shares March 10, 2009							214286	21							21
Stock Retired in connection with Exchange for Common Shares March 13 ,2009					(250,000)	-25									(25)
Stock issued in connection with Exchange for Preferred Shares March 13, 2009							250,000	25							25
Stock issued for Cash March 13, 2009							200,000	20			14,980				15,000
Stock issued for services March 31, 2009							250,000	25			24,975				25,000
Accumulated Other Comprehensive Income as of March 31, 2009														490,000	490,000
Net Loss January 1, 2009 to March 31, 2009												(1,210,188)			(1,210,188)
Balance March 31, 2009	4,852				4,724,478	474	31,162,654	3,117			8,280,520	(9,554,925)	499,000	0	(771,815)
Stock Retired in Connection with Exchange for Common Shares April 21, 2009					(800,000)	-80
Stock issued in Exchange for Preferred Shares April 21, 2009							800,000	80
Stock issued for Services April 21, 2009							325000	32			42,219
Stock issued for interest April 24, 2009							53496	5			6,192
Stock issued to satisfy amounts due as a result of Notes Payable							2,869,827	286			127,497
Stock Retired in Connection with Exchange for Common Shares May 15, 2009					-780,000	-78
Stock issued in Exchange for Preferred Shares May 15, 2009							780,000	78
Stock issued as dividend May 15, 2009			725,409	73							(73)
Stock Retired in Connection with Exchange for Common Shares June 8, 2009					-94,000	-9
Stock issued in Exchange for Preferred Shares June 8, 2009							94,000	9
Stock issued for Services June 22, 2009							200,000	20			13,980
Stock issued in satisfaction of accrued salary							4,000,000	400			119,600
Net Loss April 1, 2009 to June 30, 2009												(391,372)
Balance June 30, 2009	4,852		725,409	73	3,050,478	307	40,284,977	4,027			8,589,935	(9,946,297)	499,000	0	(852,955)
Stock issued for interest July 20, 2009							68,398	7			12,311
Stock Retired in Connection with Exchange for Common Shares July 29, 2009					-75,000	-7
Common Shares issued by subsidiary August 3, 2009											100,000
Stock issued in Exchange for Preferred Shares July 29, 2009							75,000	7
Stock issued to prepay expenses August 20, 2009							2,500,000	250			299,750
Stock issued for services August 20, 2009							700,000	70			83,930
Stock issued by Subsidiary for Services August 31, 2009											200,000
Stock issued for services September 8, 2009							100,000	10			9,050
Stock issued by Subsidiary September 10, 2009											45,000
Restricted Stock Award compensation
Restricted Stock Award compensation expense (Stock of Subsidiary) for the year ended September 30, 2009											24,725
Net Loss July 1, 2009 to September 30, 2009												(497,683)
Loss attributable to non controlling interest in subsidiary												(93,995)
Balance September 30, 2009	4,852		725,409	73	2,975,478	300	43,728,375	4,371			9,364,701	(10,537,975)	499,000	0	(669,530)
Shares issued for services October 19, 2009							50,000	5			4,995
Stock issued for debt November 16, 2009							3,273,333	328			97,873
Stock issued as contingent payment for services previously rendered December 31, 2009							40,000	5
Stock issued by Subsidiary for cash											5,000
Restricted Stock Award compensation expense (Stock of Subsidiary) for 3 months ended November 30, 2009											98,916
Common Stock of subsidiary issued as compensation											4,557
Net Loss October 1, 2009 to December 31, 2009												(395,848)
Loss attributable to non controlling interest in subsidiary												(52,754)
Balance December 31, 2009	4,852		725,409	73	2,975,478	300	47,091,708	4,709			9,576,042	(10,986,577)	499,000	0	(906,453)
Shares issued for interest January 19, 2010							229,607	23			30,273
Shares issued for Convertible Debenture							1,433,333	143			99,857
Stock retired in connection with exchange for Common Shares February 5, 2010					(109,735)	(13)
Common Stock issued for Preferred Shares February 5, 2010							109,735	10
Shares issued for Convertible Debenture February 10, 2010							3,000,000	300			29,700
Shares issued for rental expenses March 31, 2010							2,511,546	251			288,577
Shares issued for debt March 31, 2010							6,777,920	678			233,776
Shares issued for debt March 31, 2010							3,593,268	360			251,169
Shares issued for accrued salary March 31, 2010							4,454,994	445			304,055
Restricted Stock Award compensation expense (Stock of Subsidiary) for 3 months ended February 28, 2010											76,359
Shares issued for services March 19, 2010							300,000	30			41,950
Net Loss January 1,2010 to March 31, 2010												(389,680)
Loss attributable to non controlling interest in subsidiary												(41,293)
Balance March 31, 2010	4,852		725,409	73	2,865,743	287	69,502,111	6,949			10,931,758	(11,417,550)	499,000	0	20,517
Stock retired in connection with exchange for Common Shares					(901,922)	(90)
Stock issued for Preferred shares							901,922	91
Net Loss June 30, 2010												(327,226)
Loss attributable to non controlling interest in subsidiary												(47,687)
Balance June 30, 2010	4,852		725,409	73	1,963,821	197	70,404,033	7,040			10,931,758	(11,792,463)	499,000	0	(354,395)
Increase in Contributed Capital													10,355
Net Loss July 1 to September 30, 2010												(432,832)
Loss attributable to non controlling interest in subsidiary												(71,387)
Balance September 30, 2010	4,852		725,409	73	1,963,821	197	70,404,033	7,040			10,931,758	(12,296,682)	509,355	0	(848,259)
Stock issued by Subsidiary for cash October 7, 2010											100,000
Stock issued by Subsidiary for services November 17 and November 30, 2010											62,400
Net Loss October 1, 2010 to December 31 2010												(265,800)
Net Loss attributable to non controlling interest in subsidiary												(117,320)
Balance December 31, 2010	4,852		725,409	73	1,963,821	197	70,404,033	7,040			11,094,158	(12,679,802)	509,355	0	(1,068,979)
Common Stock of Subsidiary issued for cash January 26, 2011											100,000
Common Stock of Subsidiary issued for debt January 3, 2011											39,992
Common Stock issued for debt February 17, 2011							1,785,714	178			56,643
Common Stock of Subsidiary issued to employees January 3, 2011											70,638
Common Stock of Subsidiary issued to consultant January 4, 2011											17,600
Common Stock of Subsidiary issued in connection with Asset Purchase Agreement January 4, 2011											193,200
Intecompany Liability recognized on deconsolidation of Entest Biomedical, Inc.											(73,500)
Net Income January 1, 2011 to March 31, 2011												42,093,244
Net Loss attributable to non controlling interest in subsidiary												(112,525)
Equity in Net Income (Losses) of Entest Biomedical, Inc.												(101,838)
Balance March 31, 2011	4,852		725,409	73	1,963,821	197	72,189,747	7,218			11,498,731	29,199,079	509,355	0	41,214,653
Net Loss April 1, 2011 to June 30, 2011												(616,870)
Equity in Net Income (Losses) of Entest Biomedical, Inc.												(69,867)
Balance June 30, 2011	4,852		725,409	73	1,963,821	197	72,189,747	7,218			11,498,731	28,512,342	509,355	0	40,527,916
Net Loss July 1 to September 30, 2011												(119,360)
Equity in Net Income (Losses) of Entest Biomedical, Inc.												(92,862)
Balance September 30, 2011	4,852		725,409	73	1,963,821	197	72,189,747	7,218			11,498,731	28,300,120	509,355	0	40,315,694
Shares issued for indebtedness April 23, 2012							6,944,444	694			24,306
Shares issued for indebtedness April 23, 2012							2,777,778	278			9,723
Shares issued for indebtedness April 24, 2012							3,333,333	333			11,667
Shares issued for indebtedness April 30, 2012							835,608	84			2,917
Shares issued for indebtedness May 2, 2012							3,000,000	300			2,700
Shares issued for indebtedness May 11, 2012							2,564,103	256			9,744
Shares issued for indebtedness May 11, 2012							2,564,103	259			9,744
Shares issued for indebtedness May 11, 2012							5,769,231	577			21,924
Shares issued for indebtedness May 14, 2012							3,428,571	343			11,658
Shares issued for indebtedness May 16, 2012							3,448,276	345			9,655
Shares issued for indebtedness May 21, 2012							5,454,545	546			11,455
Shares issued for indebtedness May 24, 2012							3,000,000	300			5,700
Shares issued for indebtedness May 30, 2012							9,920,635	993			12,758
Shares issued for indebtedness June 6, 2012							11,900,000	1,190			16,660
Shares issued for indebtedness June 8, 2012							2,633,333	264			3,687
Shares issued for indebtedness June 8, 2012							6,000,000	600			8,400
Shares issued for indebtedness June 8, 2012							6,000,000	600			8,400
Shares issued for indebtedness June 12, 2012							7,783,333	778			10,897
Shares issued for indebtedness June 12, 2012							6,000,000	600			8,400
Shares issued for indebtedness June 12, 2012							333,333	33			967
Shares issued for indebtedness June 19, 2012							5,333,333	533			15,467
Shares issued for indebtedness June 12, 2012							3,425,000	343			9,933
Shares issued for indebtedness July 2, 2012							6,208,333	620			14,270
Shares issued for indebtedness July 2, 2012							4,892,473	489			8,609
Shares issued for indebtedness July 13, 2012							3,250,494	326			5,675
Shares issued for indebtedness July 16, 2012							8,884,409	888			15,637
Shares issued for indebtedness July 16, 2012							2,696,274	269			4,731
Shares issued for indebtedness August 17, 2012							10,317,460	1,031			11,969
Shares issued for indebtedness August 17, 2012							6,983,333	698			9,777
Shares issued for indebtedness August 17, 2012							4,064,506	407			5,594
Shares issued for indebtedness September 7, 2012							9,370,482	938			9,063
Shares issued for indebtedness September 10, 2012							5,000,000	500			24,500
Shares issued for indebtedness September 12, 2012							6,626,500	662			5,338
Shares issued for indebtedness September 12, 2012							5,633,000	563			5,437
Shares issued for indebtedness September 28, 2012							7,284,313	728			6,572
Shares issued for indebtedness August 17, 2012							10,161,266	1,016			13,984
Shares issued for indebtedness June 8, 2012							6,000,000	600			8,400
Shares issued for indebtedness June 8, 2012							6,000,000	600			8,400
Shares issued pursuant to contractual obligations May 18, 2012							2,040,000	204			8,990
Shares issued pursuant to contractual obligations May 25, 2012							5,370,000	537			12,894
Shares issued pursuant to contractual obligations June 6, 2012							3,970,000	397			21,448
Shares issued pursuant to contractual obligations June 25, 2012							1,920,000	192			8,075
Shares issued pursuant to contractual obligations July 9, 2012							204,301	20			655
Shares issued pursuant to contractual obligations July 16, 2012							503,378	50			1,712
Shares issued pursuant to contractual obligations August 17, 2012							1,708,540	170			7,518
Shares issued pursuant to contractual obligations August 17, 2012							780,119	78			3,430
Shares issued for Investment Banking Services May 2,2012							5,000,000	500			64,500
Restricted Stock Award issued to Employee May 14, 2012							12,000,000	1,200			(1,200)
Restricted Stock Award issued to Employee July 5, 2012							12,000,000	1,200			(1,200)
Shares issued to Employees May 14, 2012	90,000	9
Nonvoting Convertible preferred Shares Issued for Services August 30, 2012									75,000	75,000
Net Loss												(1,353,727)
Equity in Net Income (Losses) of Entest Biomedical, Inc.												(399,082)
Accumulated Other Comprehansive Income (Loss)														(41,314,361)
Recognition of Beneficial Conversion Feature , Convertible Notes											439,709
Recognition of Beneficial Conversion Feature , Nonvoting Convertible Preferred											32,142
Beneficial Conversion feature deemed dividend											(32,142)
Restricted Stock Award Compensation Expense recognized											40,800
Balance September 30, 2012	94,852	9	725,409	73	1,963,821	197	323,507,887	32,350	75,000	75,000	12,490,780	26,547,311	509,355	(41,314,361)	(1,659,286)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows

	Year ended September 30	Year ended September 30	From inception to September 30
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,752,809)	$40,826,647	$27,084,272
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	40,809	71,449	1,227,151
Stock issued for services rendered by consultants	140,000	62,396	4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest		6,821	138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	24,925	500	(15,000)
Increase (Decrease) in Accounts Payable	2,532	(121,021)	133,040
Increase (Decrease) in Accrued Expenses	(260,180)	188,481	580,466
Increase (Decrease) in Other Comprehensive Income	(41,314,361)		(41,364,361)
(Increase) Decrease in Employee Receivable		1,396
Increase (Decrease) in Due to Affiliate	(20,360)	59,500	39,140
Non cash increase in Investment in Entest		(42,000,000)	(42,000,000)
Loss attributable to Non Controlling interest in subsidiary		(229,845)	(536,961)
Equity in Loss of Entest	399,082	264,567	663,649
Net Cash Provided by (Used in) Operating Activities	(42,740,362)	(869,118)	(49,510,595)
CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets		22,366	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets		7,300	7,300
Loss on Disposal of Equipment	20,789	510,780	531,569
Net Cash Provided by (Used in) Investing Activities	20,789	540,466	(6,867)
CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164
Common Stock issued for Debt
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual Obligations	66,372		66,372
Additional paid in Capital	439,708	336,498	962,945
Principal borrowings on Convertible Debentures	392,108	70,326	705,809
Principal borrowings (repayments) on notes and Convertible Debentures	647,445	(78,094)	2,932,529
(Increase) Decrease in Securities available for Sale	(22,000)		28,000
Net Borrowings From Related Parties			1,195,196
(Increase) Decrease in Investment in Subsidiary	41,336,361		41,336,361
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs	(65,000)		(65,000)
Net Cash Provided by (Used in) Financing Activities	42,794,994	328,697	49,593,214
Net Increase (Decrease) in Cash	75,421	25	75,752
Cash at Beginning of Period	331	306	0
Cash at End of Period	$75,752	$331	$75,752
Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$405,300	$89,992	$1,701,353

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Comprehensive Income (Loss)
	Year Ended	Year Ended
	September 30,	September 30,
	2012	2011
Net Income	(1,752,809)	40,826,647
Less:
Unrealized Losses on Securities	(41,314,361)	0
Total Other Comprehensive Income (Loss)	(41,314,361)	0
Comprehensive Income	(43,067,170)	40,826,647

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to condensed consolidated Financial Statements

As of September 30, 2012

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

Through its wholly owned subsidiary, Regen BioPharma ,Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials

A. BASIS OF ACCOUNTING

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

The Company’s financial instruments as of September 30, 2012 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest BioMedical, inc..  The fair value of all of the Company’s financial instruments as of June 30, 2012 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2012 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. All options and convertible debt outstanding has an anti-dilutive effect on the EPS , therefore Diluted Earnings per Share are the same as basic earnings per share.

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the twelve months ended September 30 , 2012 and September 30, 2011 respectively.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment as of September 30, 2012 consists of the following:

	Estimate useful life (year)	Acquisition Cost:
Office equipment		0
Computer		0
Subtotal		0
Less accumulated depreciation
Total		$US 0

Property and equipment as of September 30, 2011 consists of the following:

	Estimate useful life (year)	Acquisition cost:
Office equipment	3 to 5	7,250
Computer	3	16,207
Subtotal		23,457
Less accumulated depreciation		(2,668)
Total		$US 20,789

Depreciation expenses were $0 and $ 0 for the years ended September 30, 2011 and 2012 respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences. During the quarter ended September 30, 2012 the Company abandoned $20,789 of Computer Equipment and Office Equipment .

NOTE 4. OPTIONS AND WARRANTS

On August 20, 2012 the Company issued to the holder of a $165,000 convertible promissory note a warrant, exercisable for three years from August 20, 2012, to purchase up to 16,500,000 of the common shares of the Company at an exercise price of $0.01 per share. As of September 30, 2012 the Company had the following warrants and options outstanding:

Shares issuable through Exercise of Warrant	Exercise Price	Shares Exercised	Expiration date
16,500,000	$0.01	0	August 20,2015

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $42,182,649 recognized upon the deconsolidation of Entest BioMedical, Inc. , the Company generated net losses of $ 14,434,728 (excluding $536,961 of Net Losses attributable to non-controlling interest in Entest and $663,649 of Equity in Net Losses of Entest BioMedical, inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

As of September 30, 2012

Deferred tax assets:
Net operating tax carry forwards	$5,329,144
Other	-0-
Gross deferred tax assets	5,329,144
Valuation allowance	(5,329,144)
Net deferred tax assets	$-0-

As of  June 30 ,  2012 the Company has a  Deferred Tax Asset of  $5,329,144 completely attributable to net operating loss carry forwards  of approximately $15,673,954   ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $15,635,338   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG, Regen  and Entest

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of September 30, 2012 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $520. These loans are due and payable at the demand of Bombardier pacific Ventures and bear simple interest at a rate of 15% per annum..

These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum. As of June 30, 2012 no monies are due to Bombardier Pacific ventures, a company controlled by David Koos.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company.  Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. Between October 1, 2011 and September 30, 2012 the Company made payments to Entest totaling $20,600. As of September 30, 2012 the amount due to Entest is $39,140. This obligation bears no interest and is due and payable on the demand of Entest. Entest is considered a related party due to the fact that the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest.

NOTE 8. NOTES PAYABLE

	September 30, 2012	September 30, 2011

Bio Technology Partners Business Trust	45,000	24,100
Bombardier Pacific Ventures		36,281
Venture Bridge Advisors	72,000	109,294
David Koos (Note 7)	520	--
Sherman Family Trust	700,000
Notes payable	$817,020	$169,575

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

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as September 30, 2012:

Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized, following series issued and outstanding:

1,963,821  Preferred Shares issued and outstanding.

94,852 Series AA Preferred Shares issued and outstanding.

725,409 Series B Preferred Shares issued and outstanding.

Non Voting Convertible Preferred Stock , $1.00 Par value, 200,000 shares authorized , 75000 shares issued and outstanding

Common stock, $ 0.0001 par value;1,000,000,000 shares authorized: 323,507,887  shares issued and outstanding.

Each Non Voting Convertible Preferred Stock shall convert at the option of the holder into shares of the corporation’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

“CLOSING PRICE" shall mean the closing bid price for the corporation’s common stock on the Principal Market on a Trading Day as reported by Bloomberg Finance L.P.

“PRINCIPAL MARKET" shall mean the principal trading exchange or market for the corporation’s common stock.

“TRADING DAY” shall mean a day on which the Principal Market shall be open for business.

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

On February 28, 2012, the Company issued a convertible promissory  note in the amount of $27,500 which was funded on  March 6, 2012. The note bears an interest rate of eight percent (8%), matures on November 30, 2012 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. This convertible promissory note was satisfied in its entirety by the Company as a result of payment to the Holder of $42,305 on August 29, 2012 in accordance with the prepayment conditions of the note. A Loss on Early Extinguishment of Debt of $14,804 was recognized by the Company as a result of this prepayment.

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

On  May 10, 2012, for no additional consideration, the Company agreed to amend the terms of $40,000 of existing indebtedness to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 51% the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date. The reclassification of this debt resulted in the recognition of a beneficial conversion feature of $28,000 which  has been fully amortized. During the quarter ended June 30, 2012 the Company issued 15,331,392 common shares in full satisfaction of this $40,000 in indebtedness.

On  June 1, 2012, for no additional consideration, the Company agreed to amend the terms of $40,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $40,000  which  has been fully amortized. During the year ended September 30, 2012  the Company issued  16,434,139 common shares in  satisfaction of $40,000 of this  indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $40,000 of outstanding convertible debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $40,000  which  has been fully amortized. During the year ended September 30, 2012 the Company issued 26,185,202 common shares in satisfaction of $40,000 of this indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $31,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $31,000  which  has been fully amortized. During the year ended September 30, 2012 the Company issued 22,787,766 common shares in satisfaction of $30,000 of this indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $15,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $15,000  which  has been fully amortized. During the year ended September 30, 2012  the Company issued  9,250,494  common shares in  satisfaction of $15,000 of this indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of   $15,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $15,000  which  has been fully amortized. During the Quarter ended June 30, 2012  the Company issued 10,064,506 common shares in satisfaction of $15,000 of this indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $10,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $10,000  which  has been fully amortized. During the year ended June 30, 2012  the Company issued 6,333,333  common shares in satisfaction of  $10,000 of this indebtedness.

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $21,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $14,000  which  has been fully amortized. During the year ended September 30, 2012  the Company issued  11,633,000  common shares in  satisfaction of   $15,000 of this  indebtedness.

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $22,300 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $7,433  which  has been fully amortized. During the year ended September 30, 2012  the Company issued  19,351,068  common shares in  satisfaction of   $22,300 of this  indebtedness.

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $17,179 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $6,871  which  has been fully amortized., 2012

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $5,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $2,000  which  has been fully amortized.

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

On August 20, 2012, the Company issued a convertible promissory note in the principal amount of $165,000. The note bears an annual interest rate of six percent (6%). The unconverted principal amount of the note and any accrued but unpaid interest is payable at the demand of the Holder at any time after August 20, 2013.

The note is convertible into the common shares of the Company as follows:

(a) The Holder shall have the right to convert up to fifty-percent (50%) of the principal amount of the Note (“Principal Amount”) on December 20, 2012, up to seventy-five percent (75%) of the Principal Amount on April 20, 2013, and up to one hundred percent (100%) of the Principal Amount on August 20, 2013.

(b) The Holder shall have the right to convert $25,000 of the principal amount due on this note into 5,000,000 shares of the Company’s common stock at any time on or after August 21, 2012.

With the exception of (b), The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the principal amount of this Note to be converted (the “Conversion Amount”) by the applicable Conversion Price.

The “Conversion Price” means the weighted average of the Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date weighted by the daily Trading Volume. “Trading Price” means the closing bid price on the applicable trading market or, if no closing bid price of such security is available, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by the Company relating to the Lender’s securities. The Minimum Conversion Price is $0.0035 per share. The issuance of the note amounted in a beneficial conversion feature of $61,285  which is amortized under the interest method. During the year ended September 30, 2012 $25,000 of the principal portion of this note was converted into 5,000,000 common shares of the issuer’s common stock.

At September 30, 2012, the following convertible debentures remain outstanding:

(a) $5,000 in aggregate convertible debt  bearing simple interest at 10% per annum convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg.

(b) $24,479  in aggregate convertible debt bearing simple interest at 10% per annum convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during  the seven days  immediately preceding a conversion date, as reported by Bloomberg.

(c) $80,701 in aggregate convertible debt  bearing simple interest at 12% per annum convertible into the Company’s common stock at $0.025 per share.

(d) $116,000  bearing simple interest at 8% per annum of which:

$53,000, which matures on February 4, 2013 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a forty five percent (45%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

$ 63,000 which bears an interest rate of eight percent (8%), matures on April 30, 2013 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a thirty nine percent (39%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

(e) $140,000 bearing an annual interest rate of six percent (6%) of which the unconverted principal amount of the note and any accrued but unpaid interest is payable at the demand of the Holder at any time after August 20, 2013.

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

NOTE 12. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest as Securities Available for Sale from Securities Accounted for under the Equity Method.

NOTE 13. STOCK TRANSACTIONS

During the year ended September 30, 2012 the Company:

Issued 5,000,000 Common Shares to the order of a broker dealer in consideration for services  rendered as Placement Agent and valued at $65,000.

Issued 12,000,000 shares to an employee for services rendered valued at $86,400  subject to a vesting schedule

Issued 12,000,000 shares to an employee for services rendered valued at $48,000  subject to a vesting schedule

Issued 205,821,802 Common Shares in satisfaction of $405,300 of Convertible Notes Payable

Issued 90,000 shares of Series AA Preferred Stock to the Company’s CEO

Issued 16,496,338 common shares pursuant to contractual obligations to debt holders resulting in the Company recognizing expenses of $66,372 in connection with such issuances.

issued 75,000 of its Non Voting Convertible Preferred Stock in accordance with the terms and conditions of that Equity Purchase Agreement (the "Purchase Agreement") entered into by and between the Company and Southridge Partners II, LP (See Note 5)

NOTE 14. SUBSEQUENT EVENTS

On October 24,2011 a Complaint (“Complaint”) was filed in the Superior Court of the State of California, County of San Diego Central Division against the Company, the Company’s Chairman, and American Stock Transfer and Trust Company LLC by Rick Plote. The Complaint seeks damages from the defendants jointly and severally of no less than $615, 000 and alleges breach of written agreement, breach of written guarantee and fraud in connection with the defendant’s failure to transfer 4,000,000 common shares of the Company beneficially owned by the company’s Chairman and CEO and pledged by the Company’s Chairman to secure payment of a promissory note issued by an unaffiliated third party (Note 11).

On October 24, 2012 a settlement agreement was executed the terms of which require the litigation being dismissed with prejudice by Rick Plote, the grant to both of the Company and the Company’s Chairman of a waiver and release of and from all claims by Plote and certain third parties , the grant to Plote and certain third parties of a waiver and release of and from all claims by the Company and the Company’s Chairman. The grant of waiver and release by the Company to Plote and certain third parties is the sole obligation imposed on the Company by the settlement agreement.

Between October 19, 2012 and December 12, 2012 the Company:

(a)	Amended the terms and conditions of $60,000 of existing indebtedness to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.
(b)	Amended the terms and conditions of $80,000 of existing indebtedness to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On October 19, 2012 the Company issued 8,635,222 Common Shares in satisfaction of $9,000 of outstanding convertible indebtedness

On October 19, 2012 the Company issued 5,756,000 Common Shares in satisfaction of $6,000 of outstanding convertible indebtedness

On November 2, 2012 the Company issued 17,500,00 Common Shares in satisfaction of $5,000 of outstanding indebtedness

On November 8, 2012 the Company issued 15,964,912 Common Shares in satisfaction of $9,100 of outstanding convertible indebtedness

On November 9, 2012 the Company issued 14,158,067 Common Shares in satisfaction of $8,179 of outstanding convertible indebtedness

On November 9, 2012 the Company issued 17,500,00 Common Shares in satisfaction of $5,000 of outstanding indebtedness

On November 14, 2012 the Company issued 32,000,000 Common Shares in satisfaction of $17,600 of outstanding convertible indebtedness

On November 19, 2012 the Company issued 16,000,000 Common Shares in satisfaction of $5,600 of outstanding convertible indebtedness

On November 21, 2012 the Company issued 17,500,000 Common Shares in satisfaction of $5,000 of outstanding indebtedness

On November 29, 2012 the Company issued 46,212, 122 Common Shares in satisfaction of $15,250 of outstanding convertible indebtedness

On November 29, 2012 the Company issued 30,303,030 Common Shares in satisfaction of $10,000 of outstanding convertible indebtedness

On November 29, 2012 the Company issued 14,452,111 Common Shares in satisfaction of $5,000 of outstanding convertible indebtedness

On December 10, 2012 the Company issued 30,303,030 Common Shares in satisfaction of $10,000 of outstanding convertible indebtedness

On December 12 , 2012 the Company issued 57,159,091 Common Shares in satisfaction of $12,575 of outstanding convertible indebtedness

On December 12 , 2012 the Company issued 9,242,425 Common Shares pursuant to contractual obligations to debt holders.

On November 27, 2012 the Company amended its certificate of incorporation by amending Article 4 to be and read as follows:

"FOURTH. The total number of shares of stock which this corporation is authorized to issue is:

Two Billion  (2,000,000,000) shares of Common Studs with a par value of $0.0001 each; and Twenty Million (20,000,000) shares of Preferred Stock with a par value of $0.0001 each, Two Hundred Thousand (200,000) shares of Non Voting Preferred Stock with a par value of $1.00 each Non Voting Convertible Preferred Stock shall convert at the option of the holder into shares of the corporation’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

“CLOSING PRICE" shall mean the closing bid price for the corporation’s common stock on the Principal Market on a Trading Day as reported by Bloomberg Finance L.P.

“PRINCIPAL MARKET" shall mean the principal trading exchange or market for the corporation’s common stock.

“TRADING DAY” shall mean a day on which the Principal Market shall be open for business.

The Common Stock authorized by this Certificate of Incorporation may be issued from time to time in one or more series. The Board of Directors of the Corporation shall have the full authority permitted by law to establish one or more series and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or relative rights of any series of the Common Stock that may be desired. Subject to the limitation on the total number of shares of Common Stock which the Corporation has authority to issue hereunder, the Board of Directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series.

The Preferred Stock authorized by this Certificate of Incorporation may be issued from time to time in one or more series. The Board of Directors of the Corporation shall have the full authority permitted by law to establish one or more series and the number of shares constituting each such series and to fix by resolution full or limited, multiple or fractional, or no voting rights, and such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or relative rights of any series of the Preferred Stock that may be desired. Subject to the limitation on the total number of shares of Preferred Stock which the Corporation has authority to issue hereunder, the Board of Directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(1) On September 27, 2012 the Board of Directors of the Company approved of the dismissal of John Kinross-Kennedy, CPA (“Kennedy”) as the Registrant’s independent registered public accounting firm

Kennedy’s report of the Company’s financial statements for the fiscal years ended September 30, 2011 and September 30, 2010 did not contain any adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. The audit reports prepared by Kennedy for the fiscal years ending September 30, 2011 and September 30, 2010 contained a paragraph with respect to the Company's ability to continue as a going concern.

During the Company’s two most recent fiscal years and the subsequent interim periods thereto there were no disagreements with Kennedy, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Kennedy’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

(2) On September 27, 2012, the Board of Directors of the Company , acting as the Company's Audit Committee, approved the engagement of Anton and Chia, LLP as its independent auditor. On same date, September 27, 2012, the accounting firm of Anton and Chia, LLP was engaged as the Company's new independent registered public accounting firm.

(3) On December 4, 2012 the Board of Directors of the Company approved of the dismissal of Anton and Chia, LLP (“Anton”) as the Company’s independent registered public accounting firm.

Since September 27, 2012 (the date on which Anton has been engaged as the Company’s independent registered public accounting firm) Anton has neither reviewed nor audited any of the financial statements of the Company. Therefore, no reports of Anton on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles as no such reports have been prepared.

During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Anton whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Anton’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

(4) On December 4, 2012, the Board of Directors of the Company, acting as the Company's Audit Committee, approved the engagement of Seale and Beers, Certified Public Accountants LLC (“S&B”) as its independent auditor. On same date, December 4, 2012, the accounting firm of S&B was engaged as the Company's new independent registered public accounting firm.

Item 9A. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2012. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of August 31, 2010 based on the framework in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on its assessment, management believes that, as of August 31, 2010, the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

David  Koos has served as Chairman, CEO, President, Secretary, and Acting CFO of the BMSN since June 19, 2006.

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman , President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.	June 19, 2009 to the present.
Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	August 8, 2011 to the present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006 (Secretary) to Present
Chairman CEO, President, Secretary, and Acting CFO	Entest BioMedical, Inc. (a California corporation)	August 22, 2008 to the Present
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008
Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present
Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present
Registered Representative	Amerivet Securities Inc.*	March 31, 2004 to February 2008

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our Directors, officers and employees. The Code is filed as Exhibit A of our Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed with the Commission on August 11, 2006 . A written copy of the Code will be provided upon request at no charge by writing to our Chief Executive Officer, David Koos, at:

DR. DAVID KOOS

BIO-MATRIX SCIENTIFIC GROUP, INC.

4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942

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

Executive Compensation

SUMMARY COMPENSATION TABLE*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)***	Total ($)
David Koos Chairman and CEO	From October 1, 2010 to September 30, 2011	$300,000
David Koos Chairman and CEO	From October 1, 2011 to September 30, 2012	$300,000		9				$5,000	$305,009

* Does not include Compensation Accrued but Unpaid. As of September 30, 2012 David R. Koos is owed $193,281 in compensation accrued but unpaid.

*** Includes $5,000 paid to David Koos as an advance against services to be performed outside the scope of his employment

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on  February 20,2013 concerning shares of our stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Based on 1,125,911,549 shares issued and outstanding as of  February 20 , 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	12,718,293 (a)	1.01%
Common	All Officers and Directors As a Group(a)	12,718,293 (a)	1.01%

(a)    Includes 4,159,085 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and 104,160  shares owned AFN Trust for which David Koos serves as Trustee and 59 shares owned by the BMXP Holdings Shareholder Business Trust. David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. .

The following table sets forth information as of the close of business on February 20,2013, concerning shares of our preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of preferred stock.

Based on 1,963,821  shares issued and outstanding as of  February 20, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	524,079	27%
Preferred	Copeland Revocable Trust	166,907	9%
Preferred	Ronald Williams	205,714	11%
Preferred	All Officers and Directors As a Group(c)	524,079	27%

(a)   Includes 458,503 Preferred  Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 62,056 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and AFN Trust for which David Koos serves as Trustee .

The following table sets forth information as of the close of business on February 20,2013 concerning shares of our Series B preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series B preferred stock.

Based on 725,409  shares  issued and outstanding as of  February 13, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	96,012	13%
Series B Preferred	All Officers and Directors As a Group(c)	96,012	13%

(a)  Includes 9,171 Preferred Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 58,935 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  and 836 shares owned by  AFN Trust for which David Koos serves as Trustee

The following table sets forth information as of the close of business on  February 20,2013  concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	94,852	100%
Series AA Preferred	All Officers and Directors As a Group	94,852	100%

The following table sets forth information as of the close of business on  February 20,2013  concerning shares of our Non Voting Convertible Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Non Voting Convertible Preferred	Southridge Partners II LLP 90 Grove Street Ridgefield Ct.	75,000	100%

Stephen Hicks possesses voting power and investment power over all shares of the company which may be held by Southridge Partners II LLP

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On June 15, 2009 Entest BioMedical, Inc.(“Entest”) , a corporation under common control with the Company, entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month. Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company. Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. Between October 1, 2012 and September 30, 2012 the Company made payments to Entest totaling $20,600. As of September 30, 2012 the amount due to Entest is $39,140. This obligation bears no interest and is due and payable on the demand of Entest.

On May 1, 2012 David R. Koos, the Company’s Chairman and CEO, granted to the Sherman Family Trust, an irrevocable trust for the benefit of Blossom Sherman, all rights to and interest in $700,000 in unpaid salary owed to David Koos by the Company.

As of September 30, 2012 David Koos is owed $193,281 in compensation accrued but unpaid exclusive of the amounts granted to the Sherman Family Trust.

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

Item 14. Principal Accounting Fees and Services.

The following sets forth the aggregate fees billed by John Kinross Kennedy, CPA:

Period beginning October 1, 2011 and ending September 30, 2012
Audit Fees	$—
Audit Related Fees	$1,200
Tax Fees	$—
All Other Fees	$1,200

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

The following sets forth the aggregate fees billed by John Kinross Kennedy, CPA:

Period beginning October 1, 2010 and ending September 30, 2011
Audit Fees	$3,600
Audit Related Fees	$500
Tax Fees	$—
All Other Fees	$4,100

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

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008

(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated August 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2013.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date: March 6, 2013