Form 10-Q
period 2012-12-31
Bio-Matrix Scientific Group, Inc.
filed 2013-03-21
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended December 31, 2012

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California	91942
(Address of Principal Executive Offices)	(Zip Code)

(619) 702-1404

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No   ☑

There were 1,247,361,766 shares of Common Stock outstanding as of March 14, 2012.

PART I - FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
	(unaudited)
	As of	As of
	December 31, 2012	September 30, 2012

ASSETS
CURRENT ASSETS
Cash	$ 815	$75,752
Prepaid Expenses	15,000	15,000
Total Current Assets	15,815	90,752

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	0	0

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary
Available for Sale Securities	11,000	22,000
Total Other Assets	80,200	91,200

TOTAL ASSETS	$ 96,015	$181,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	137,544	133,039
Notes Payable	538,420	817,020
Accrued Payroll	411,192	307,692
Accrued Payroll Taxes	31,546	27,769
Accrued Interest	217,902	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	442,521	300,509
Due to Affiliate	34,895	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,820,020	1,841,238

Total Liabilities	1,820,020	1,841,238

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
December 31, 2012 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of December 31, 2012 and
September 30, 2012	9	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of December 31, 2012 and
September 30 , 2012 respectively	73	73
Common Stock ($.0001 par value) 2,000,000,000 shares authorized;
1,035,901,471 and 323,507,887 issued and outstanding as of
December 31, 2012 and September 30 , 2012 respectively	103,589	32,350
Non Voting Convertible Preferred Stock ($1 Par value)	75,000	75,000
200,000 shares authorized;75,000 and 75,000 issued and outstanding as of September 30, 2012 and December 31, 2012
Additional Paid in capital	12,962,488	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	27,151,255	27,747,921
Accumulated Other Comprehensive Income (Loss)	(41,325,361)	(41,314,361)
Equity in Earnings (Loss) of subsidiary	(663,649)	(663,649)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(536,961)

Total Stockholders' Equity (Deficit)	(1,724,005)	(1,659,286)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 96,015	$ 181,952

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)	(unaudited)	(unaudited)
	3 months ended	3 months ended	From inception through
	December 31, 2012	December 31, 2011	December 31, 2012

REVENUES	$ -	$ -	$ -

COST AND EXPENSES
Research and Development	6,509		1,279,395
General and Administrative	173,117	110,578	6,843,418
Depreciation and Amortization			2,668
Consulting and Professional Fees	55,648	31,226	5,079,594
Impairment of Goodwill and Intangibles			34,688
Total Costs and Expenses	235,274	141,804	13,239,763

OPERATING LOSS	(235,274)	(141,804)	(13,239,763)

OTHER INCOME & (EXPENSES)
Interest Expense	(9,953)	(14,777)	(423,627)
Loss on Early Extinguishment of Debt			(41,688)
Interest Expense attributable to
amortization of discount	(316,216)	(1,759)	(690,554)
Interest Income			306
Securities issued pursuant to contractual
obligations	(35,223)		(101,595)
Other Income			176,916
Gain on de-consolidation of subsidiary			42,182,649
Loss on sale of Available for Sale Securities			(487,900)
Loss on disposal of Equipment			(531,571)
Other Expense			(166)
Other Losses attributable to subsidiary			(228,713)
Total Other Income & (Expense)	(361,392)	(16,536)	39,854,057

NET INCOME (LOSS)	(596,666)	(158,340)	26,614,294
(Net Income) Loss attributable to
noncontrolling interest			536,961
NET INCOME (LOSS) before
equity in subsidiary losses			27,151,255
Equity in Net Income (Loss)
of subsidiary		(55,333)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	$ (596,666)	$ (213,673)	$ 26,487,606

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$ (0.0010)	$ (0.0030)
Weighted average number of
shares outstanding	425,779,002	72,189,747

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	(unaudited)	(unaudited)	(unaudited)
	Three Months Ended	Three Months Ended	From inception
	December 31, 2012	December 31, 2011	to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (596,666)	$ (213,673)	$ 26,487,606
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	26,400		1,253,551
Stock issued for services rendered by consultants			4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest	2,120		140,667
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses			(15,000)
Increase (Decrease) in Accounts Payable	4,505	1,750	137,545
Increase (Decrease) in Accrued Expenses	115,110	89,777	695,576
Increase (Decrease) in Other Comprehensive Income	(11,000)		(41,375,361)
(Increase) Decrease in Employee Receivable
Increase (Decrease) in Due to Affiliate	(4,245)		34,895
Non cash increase in Investment in Entest			(42,000,000)
Loss attributable to Non Controlling interest in
subsidiary			(536,961)
Equity in Loss of Entest		55,333	663,649
Net Cash Provided by (Used in) Operating
	(463,776)	(66,813)	$ (49,974,371)

CASH FLOWS FROM INVESTING ACTIVITIES
			(4,200)
			(541,536)
			7,300
			531,569

Net Cash Provided by (Used in) Investing Activities			(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164
Common Stock issued for Debt
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual
Obligations	35,223		101,595
Additional paid in Capital	290,000	40,909	1,252,945
Principal borrowings on Convertible Debentures	316,216	10,850	1,022,025
Principal borrowings (repayments) on notes and
Convertible Debentures	(263,600)	25,108	2,668,929
(Increase) Decrease in Securities available for
Sale	11,000		39,000
Net Borrowings From Related Parties			1,195,196
(Increase) Decrease in Investment in Subsidiary			41,336,361
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs			(65,000)
Net Cash Provided by (Used in) Financing
Activities	388,839	76,867	49,982,053

Net Increase (Decrease) in Cash	(74,937)	10,054	$ 815

Cash at Beginning of Period	75,752	331	0

Cash at End of Period	$ 815	$ 10,385	$ 815

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$ 189,204		$ 1,890,737

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(unaudited)	(unaudited)
	Quarter Ended	Quarter Ended
	December 31	December 31
	2012	2011

Net Income	(596,666)	(213,673)
Less:
Unrealized Losses on Securities	(11,000)	0
Total Other Comprehensive Income (Loss)	(11,000)	0
Comprehensive Income	(607,666)	(213,673)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to condensed consolidated Financial Statements

As of December 31, 2012

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

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio Matrix Scientific Group, Inc, a Nevada corporation and a wholly owned subsidiary (“BMSG”), Regen BioPharma, Inc., a Nevada corporation and a wholly owned subsidiary (Regen) and Entest BioMedical, Inc., (“Entest”), which was a majority owned subsidiary under common control and a Nevada corporation up to February 3, 2011.  Significant inter-company transactions have been eliminated.

C. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All estimates are of a normal, recurring nature and are required for the fair presentation of the financial statements. Actual results could differ from those estimates.

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

The Company’s financial instruments as of December 31, 2012 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc..  The fair value of all of the Company’s financial instruments as of December 31, 2012 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2012 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended December 31 , 2012 and December 31, 2011 respectively.

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

NOTE 3. PROPERTY AND EQUIPMENT

 Property and Equipment as of December 31, 2012 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment		0
Computer		0
		0
Subtotal		0
Less accumulated depreciation
Total		$US 0

 Property and equipment as of December 31, 2011 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment	3 to 5	7,250
Computer	3	16,207

Subtotal		23,457
Less accumulated depreciation		(2,668)
Total		$US 20,789

Depreciation expenses were $0 and $ 0 for the quarters ended December 31, 2012 and quarter ended December 31, 2011, respectively.

Depreciation expenses were $0 and $ 0 for the quarters ended December 31, 2011 and 2012 respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences. During the quarter ended September 30, 2012 the Company abandoned $20,789 of Computer Equipment and Office Equipment .

NOTE 4. OPTIONS AND WARRANTS

On August 20, 2012 the Company issued to the holder of a $165,000 convertible promissory note a warrant, exercisable for three years from August 20, 2012, to purchase up to 16,500,000 of the common shares of the Company at an exercise price of $0.01 per share. As of December 31, 2012 the Company had the following warrants and options outstanding:

Shares issuable through Exercise of Warrant	Exercise Price	Shares Exercised	Expiration date
16,500,000	$0.01	0	August 20,2015

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $42,182,649 recognized upon the deconsolidation of Entest Biomedical, Inc. , the Company generated net losses of $ 15,031,394 (excluding $536,961 of Net Losses attributable to non-controlling interest in Entest and $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through December 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

As of December 31, 2012

Deferred tax assets:
Net operating tax carry forwards	$5,532,010
Other	-0-
Gross deferred tax assets	5,532,010
Valuation allowance	(5,532,010)

Net deferred tax assets	$-0-

As of  June 30 ,  2012 the Company has a  Deferred Tax Asset of  $5,532,010 completely attributable to net operating loss carry forwards  of approximately $16,270,620   ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $16,232,004   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG, Regen  and Entest

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2012 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $26,920. These loans are due and payable at the demand of Bombardier pacific Ventures and bear simple interest at a rate of 15% per annum.

These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company.  Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. Between October 1, 2011 and September 30, 2012 the Company made payments to Entest totaling $20,600. Between October 1, 2012 and December 31, 2012 the Company became indebted to Entest in the amount of an additional $755 for expenses paid on behalf of the Company by Entest .. Between October 1, 2012 and December 31, 2012 the Company made payments to Entest totaling $5,000. As of December 31, 2012 the amount due to Entest is $34,895. This obligation bears no interest and is due and payable on the demand of Entest. Entest is considered a related party due to the fact that the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest.

NOTE 8. NOTES PAYABLE

	September 30, 2012	December 31, 2012

Bio Technology Partners Business Trust	44,500	44,500
Venture Bridge Advisors	72,000	72,000
David Koos (Note 7)	520	26,920
Sherman Family Trust	700,000	395,000
Notes payable	$817,020	$538,420

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

All loans to the Company made by David R. Koos are due and payable at the demand of Koos or Bombardier and bear simple interest at a rate of 15% per annum.

$395,000  due to  Sherman Family Trust consists of  all rights to and interest in salaries accrued and unpaid due to David Koos. $395,000 due to  Sherman Family Trust bears no interest and is payable in whole or in part at the demand of the Holder.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as December 31, 2012:

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

94,852 Series AA Preferred Shares issued and outstanding.

725,409 Series B Preferred Shares issued and outstanding.

Non Voting Convertible Preferred Stock , $1.00 Par value, 200,000 shares authorized , 75000 shares issued and outstanding

Common stock, $ 0.0001 par value;2,000,000,000 shares authorized: 1,035,901,471  shares issued and outstanding.

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

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $15,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $15,000  which  has been fully amortized. During the year ended September 30, 2012  the Company issued  9250494  common shares in  satisfaction of   $15,000 of this  indebtedness.

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

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $21,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $14,000  which  has been fully amortized. During the year ended September 30, 2012  the Company issued  11633000  common shares in  satisfaction of   $15, ,000 of this  indebtedness.

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $22,300 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $7,433  which  has been fully amortized. During the year ended September 30, 2012  the Company issued  19351068  common shares in  satisfaction of   $22,300 of this  indebtedness.

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

The “Conversion Price” means the weighted average of the Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date weighted by the daily Trading Volume. “Trading Price” means the closing bid price on the applicable trading market or, if no closing bid price of such security is available, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by the Company relating to the Lender’s securities. The Minimum Conversion Price is $0.0035 per share. The issuance of the note amounted in a beneficial conversion feature of $61,285  which is amortized under the interest method. During the year ended September 30, 2012 $25,000 of the principal portion of this note was converted into 5,000,000 common shares of the issuers common stock.

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

On October 19.2012 for no additional consideration, the Company agreed to amend the terms of $20,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On October 29,2012 for no additional consideration, the Company agreed to amend the terms of $30,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

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

On November 15, .2012 for no additional consideration, the Company agreed to amend the terms of $50,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

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

At December 31, 2012, the following convertible debentures remain outstanding:

(a) $1,000 in aggregate convertible debt  bearing simple interest at 10% per annum convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the seven trading days immediately preceding a conversion date, as reported by Bloomberg.

(b) $80,701 in aggregate convertible debt  bearing simple interest at 12% per annum convertible into the Company’s common stock at $0.025 per share.

(c) $ 63,000 which bears an interest rate of eight percent (8%), matures on April 30, 2013 and may be converted after 180 days from execution of this note for shares of the Company’s common stock. The note may be converted at a thirty nine percent (39%) discount to the average of the lowest 3 closing bid prices of the common stock during the 10 trading days prior to the conversion date.

(d) $140,000 bearing an annual interest rate of six percent (6%) of which the unconverted principal amount of the note and any accrued but unpaid interest is payable at the demand of the Holder at any time after August 20, 2013.

(e) $30,000 in aggregate convertible debt  bearing no interest convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the five trading days immediately preceding a conversion date, as reported by Bloomberg.

(f) $30,000 in aggregate convertible debt  bearing no interest convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the twenty trading days immediately preceding a conversion date, as reported by Bloomberg.

Convertible Debentures described in (a) , (b), (e) and (f) are currently due and payable. The holders have not made a demand for payment

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

 On March 1, 2013 a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (“Agreement”) was entered into by and between the Plaintiffs and the Company.

Pursuant to the Agreement:

(a)

The Plaintiffs irrevocably release and forever unconditionally discharge the Company of and from any and all actions, causes of action, suits, claims, debts, dues, accounts, bonds, covenants, charges, complaints, contracts, agreements, promises, judgments and demands whatsoever, in law or in equity

(b)

The Company irrevocably releases and forever unconditionally discharges the Plaintiffs of and from any and all actions, causes of action, suits, claims, debts, dues, accounts, bonds, covenants, charges, complaints, contracts, agreements, promises, judgments and demands whatsoever, in law or in equity

(c)

The Company shall cause to be issued to 18KT.TV LLC 100,000,000 of the Company’s common shares

NOTE 12. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities.

NOTE 13. STOCK TRANSACTIONS

During the quarter ended December 31, 2012 the Company:

Issued 542,586,442 Common Shares in satisfaction of $174,404 of Convertible Notes Payable

Issued 52,500,000 Common Shares in satisfaction of $15,000 of Notes Payable

Issued 6,057,142 Common Shares in satisfaction of $2,120 of accrued interest

Issued 111,250,000 Common Shares pursuant to contractual obligations to convertible noteholders.

NOTE 14. SUBSEQUENT EVENTS

On January 3, 2013 the Company issued 90,000,000 Common Shares in satisfaction of $9,900 of outstanding convertible indebtedness.

On January 3, 2013 the Company issued 103,030,303 Common Shares in satisfaction of $17,000 of outstanding convertible indebtedness.

On January 18, 2013 the Company agreed to the cancellation of 103,030,303 Common Shares issued in satisfaction of $17,000 of outstanding convertible indebtedness.

On February 27, 2013 the Company issued 12,792,208 Common Shares in satisfaction of $14,775 of outstanding convertible indebtedness.

On February 27, 2013 the Company issued 8,658,009 Common Shares issued in satisfaction of $10,000 of outstanding convertible indebtedness.

On March 13, 2013 the Company issued 100,000,000 Common Shares pursuant to a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE entered into by and between the Company and 18KT.TV LLC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10Kfor the year ended September 30, 2012. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

Material Changes in Financial Condition:

As of December 31, 2012 we had Cash on Hand of $815 and as of September 30, 2012 we had Cash on Hand of $75,752

The decrease in Cash on Hand of approximately 99% is primarily attributable to expenses incurred in the operation of the Company’s business.

As if December 31,2012 we had Available for Sale Securities of $11,000  and as of September 30, 2012 we had  Available for Sale Securities of $22,000. The decrease in Available for Sale Securities of approximately 50% is primarily attributable to remeasurement based on unrealized loss.

As of December 31, 2012 we had Notes Payable of $538,420 and as of September 30, 2012 we had Notes Payable of $817,020.

This decrease of approximately 34% is primarily attributable to reclassification of approximately $290,000 of Notes Payable as Convertible Notes Payable as a result of modification of terms and conditions and the issuance of common stock in satisfaction of an additional $15,000 of Notes Payable offset by additional borrowings of approximately $26,400.

As of December 31, 2012 we had Accrued Payroll Taxes of $31,546 and as of September 30, 2012 we had Accrued Payroll Taxes $27,769.

This decrease of approximately 14% is primarily attributable to the additional accrual of $3,777 of payroll tax of which $2,019 represents tax liability incurred in connection with the vesting of restricted stock grants.

As of December 31, 2012 we had $442,521  in Convertible Notes payable (net of unamortized discount)  and as of September 30, 2012 we had $300,509  in  Convertible Notes payable(net of unamortized discount)  .

This increase of approximately 47 % is primarily attributable to:

(a)

The reclassification of $290,000 of Notes payable as Convertible Notes Payable as a result of modification of terms and condition ..

(b)

The amortization of $26,216 of discount attributable to Beneficial Conversion Features recognized in connection with issuance of previously existing Convertible Notes Payable

Offset by:

(a)

The issuance of common stock in satisfaction of $174,204 of principal amounts of Convertible Notes Payable

As of December 31 ,2012 we had $34,895 in Amount Due to Affiliate and as of September 30, 2011 we had $39,140 in Amount Due to Affiliate. The decrease of approximately 11% is attributable to:

(a)

Payment of $5,000 to Entest Biomedical, Inc. (an affiliate of the Company) by the Company during the quarter ended December 31, 2012 offset by

(b)

Payment of $755 of expenses on behalf of the Company by Entest Biomedical, Inc. during the quarter ended December 31, 2012.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending December 31, 2012 and -0- for the same quarter ending 2011. Net Losses were $596,666  for the three months ended December 31, 2012. Net Losses were $213,673 for the same quarter ending 2011 .The increase in Net Loss of approximately 179% is primarily attributable to increases in expenses attributable to Research and Development costs , General and Administrative Expenses , Consulting Expenses, expenses incurred as a result of Shares Issued pursuant to Contractual Obligations and Interest Expense Attributable to Amortization of Discount offset by decreases in Interest Expense incurred which was not attributable to Amortization of Discount.

Liquidity and Capital Resources

As of  December 31 , 2012, we had $815 cash on hand and current liabilities of $1,820,020   such liabilities consisting of Accounts Payable, Notes Payable, Expenses Accrued but not yet paid, Convertible Notes Payable net of Unamortized Discount and Amounts due to Affiliated Parties.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October 1, 2012 and ending December 31, 2012, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On March 1, 2013 a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE (“Agreement”) was entered into by and between the Plaintiffs and the Company.

Pursuant to the Agreement:

(a)

The Plaintiffs irrevocably release and forever unconditionally discharge the Company of and from any and all actions, causes of action, suits, claims, debts, dues, accounts, bonds, covenants, charges, complaints, contracts, agreements, promises, judgments and demands whatsoever, in law or in equity

(b)

The Company irrevocably releases and forever unconditionally discharges the Plaintiffs of and from any and all actions, causes of action, suits, claims, debts, dues, accounts, bonds, covenants, charges, complaints, contracts, agreements, promises, judgments and demands whatsoever, in law or in equity

(c)

The Company shall cause to be issued to 18KT.TV LLC 100,000,000 of the Company’s common shares. On March 13, 2013 the Company issued the abovementioned 100,000,000 Common Shares to 18KTV.LLC

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued for Debt and Interest:

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

On November 26, 2012 the Company issued 15,200,000 Common Shares (“Shares”) in satisfaction of $3,200 of outstanding convertible indebtedness And $2,120 of accrued interest.

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

On January 3 , 2013 the Company issued 90,000,000 Common Shares(“Shares”) in satisfaction of $9,900 of outstanding convertible indebtedness.

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On January 3 , 2013 the Company issued 103,030,303 Common Shares (“Shares”) in satisfaction of $17,000 of outstanding convertible indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On January 18, 2013 the Company agreed to the cancellation of 103,030,303 Common Shares issued in satisfaction of $17,000 of outstanding convertible indebtedness

On February 27 , 2013 the Company issued 12,792,208 Common Shares (“Shares”) in satisfaction of $14,775 of outstanding convertible indebtedness

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On February 27, 2012 the Company issued 8,658,009 Common Shares (“Shares”) in satisfaction of $10,000 of outstanding convertible indebtedness

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

Shares issued in connection with Legal Settlement

On March 13, 2013 the Company issued 100,000,000 Common Shares (“Shares”) pursuant to a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE entered into by and between the Company and 18KTV.LLC

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

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

On October 19.2012 for no additional consideration, the Company agreed to amend the terms of $20,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On October 29,2012 for no additional consideration, the Company agreed to amend the terms of $30,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

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

On November 15, .2012 for no additional consideration, the Company agreed to amend the terms of $50,000 of outstanding debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.1(a)	SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	incorporated by reference to Exhibit 10.1 of Form 8-K filed March 12 , 2013

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer

March 15, 2013