Form 10-Q
period 2013-03-31
Bio-Matrix Scientific Group, Inc.
filed 2013-05-17
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended March 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No   ☑

There were 1,752,253,254 shares of Common Stock outstanding as of May 14, 2013.

PART I - FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
	(unaudited)
	As of	As of
	March 31, 2013	September 30, 2012

ASSETS
CURRENT ASSETS
Cash	$ 10,684	$ 75,752
Prepaid Expenses	15,000	15,000
Total Current Assets	25,684	90,752

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)		0

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary
Available for Sale Securities	35,000	22,000
Total Other Assets	104,200	91,200

TOTAL ASSETS	$ 129,884	$ 181,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	147,844	133,039
Notes Payable	479,950	817,020
Bank Overdraft	2,286
Accrued Payroll	543,192	307,692
Accrued Payroll Taxes	31,411	27,769
Accrued Interest	225,437	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	367,867	300,509
Due to Affiliate	34,895	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,838,882	1,841,238

Total Liabilities	1,838,882	1,841,238

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
March 31, 2013 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of March 31, 2013 and
September 30, 2012	9	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of March 31, 2013 and
September 30 , 2012 respectively	73	73
Common Stock ($.0001 par value) 2,000,000,000 shares authorized;
1,360,232,659 and 323,507,887 issued and outstanding as of
March 31, 2013 and September 30 , 2012 respectively	136,022	32,350
Non Voting Convertible Preferred Stock ($1 Par value)	75,000	75,000
200,000 shares authorized;75,000 and 75,000 issued and outstanding as of September 30, 2012 and March 31, 2013
Additional Paid in capital	13,862,550	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	26,209,767	27,747,921
Accumulated Other Comprehensive Income (Loss)	(41,301,361)	(41,314,361)
Equity in Earnings (Loss) of subsidiary	(663,649)	(663,649)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(536,961)

Total Stockholders' Equity (Deficit)	(1,708,998)	(1,659,286)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 129,884	$ 181,952

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	3 months ended	3 months ended	6 months ended	6 months ended	From inception through
	31-Mar-13	31-Mar-12	31-Mar-13	31-Mar-12	March 31, 2013

REVENUES	$ -	$ -	$ -	$ -	$ -

COST AND EXPENSES
Research and Development			6,509		1,279,395
General and Administrative	800,531	76,665	973,648	189,743	7,643,949
Depreciation and Amortization					2,668
Consulting and Professional Fees	15,671	29,515	71,319	58,241	5,095,265
Impairment of Goodwill and Intangibles					34,688
Total Costs and Expenses	816,202	106,180	1,051,476	247,984	14,055,965

OPERATING LOSS	(816,202)	(106,180)	(1,051,476)	(247,984)	(14,055,965)

OTHER INCOME & (EXPENSES)
Interest Expense	(9,965)	(34,162)	(19,918)	(48,939)	(433,592)
Loss on Early Extinguishment of Debt					(41,688)
Interest Expense attributable to
amortization of discount	(115,321)	(20,643)	(431,537)	(22,402)	(805,875)
Interest Income					306
Securities issued pursuant to contractual
obligations			(35,223)		(101,595)
Other Income					176,916
Gain on de-consolidation of subsidiary					42,182,649
Loss on sale of Available for Sale Securities					(487,900)
Loss on disposal of Equipment					(531,571)
Other Expense					(166)
Other Losses attributable to subsidiary					(228,713)
Total Other Income & (Expense)	(125,286)	(54,805)	(486,678)	(71,341)	39,728,771

NET INCOME (LOSS)	(941,488)	(160,985)	(1,538,154)	(319,325)	25,672,806
(Net Income) Loss attributable to
noncontrolling interest					536,961
NET INCOME (LOSS) before
equity in subsidiary losses		(160,985)		(319,325)	26,209,767
Equity in Net Income (Loss)
of subsidiary		(343,749)		(399,082)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	$ (941,488)	$ (504,734)	$ (1,538,154)	$ (718,407)	$ 25,546,118

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$ (0.0008)	$ (0.0070)	$ (0.0018)	$(0.01)
Weighted average number of
shares outstanding	1,136,084,829	72,189,747	838,129,516	72,189,747

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	(unaudited)	(unaudited)	(unaudited)
	Six Months Ended	Six Months Ended	From inception
	March 31, 2013	March 31, 2012	to march 31
			2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (1,538,154)	$ (718,407)	$ 25,546,118
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	26,400		1,253,551
Stock issued for services rendered by consultants			4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest	4,640		143,187
Stock issued for expenses	640,000		640,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses			(15,000)
Increase (Decrease) in Accounts Payable	14,805		147,845
Increase (Decrease) in Accrued Expenses	254,510	198,939	834,976
Increase (Decrease) in bank Overdraft	2,286		2,286
Increase (Decrease) in Other Comprehensive Income	13,000		(41,351,361)
(Increase) Decrease in Employee Receivable			0
Increase (Decrease) in Due to Affiliate	(4,245)	240	34,895
Non cash increase in Investment in Entest			(42,000,000)
Loss attributable to Non Controlling interest in			0
subsidiary			(536,961)
Equity in Loss of Entest		399,082	663,649
Net Cash Provided by (Used in) Operating
Activities	(586,758)	(120,146)	$ (50,097,353)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets			(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment			531,569
Net Cash Provided by (Used in) Investing
Activities			(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164
Common Stock issued for Debt
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual			0
Obligations	35,223		101,595
Additional paid in Capital	390,000	40,909	1,352,945
Principal borrowings on Convertible Debentures	431,537	58,993	1,137,346
Principal borrowings (repayments) on notes and
Convertible Debentures	(322,070)	20,157	2,610,459
(Increase) Decrease in Securities available for
Sale	(13,000)		15,000
Net Borrowings From Related Parties			1,195,196
(Increase) Decrease in Investment in Subsidiary			41,336,361
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs			(65,000)
Net Cash Provided by (Used in) Financing
Activities	521,690	120,059	50,114,904

Net Increase (Decrease) in Cash	(65,068)	(87)	10,684

Cash at Beginning of Period	75,752	331	0

Cash at End of Period	$ 10,684	$ 244	$ 10,684

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$ 379,179		$ 2,088,412

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(unaudited)	(unaudited)
	Quarter Ended	Quarter Ended
	March 31	March 31
	2013	2012

Net Income	(941,488)	(504,734)
Less:
Unrealized Gains (Losses)
on Securities	24,000	0
Total Other Comprehensive Income (Loss)	24,000	0
Comprehensive Income	(917,488)	(504,734)

	(unaudited)	(unaudited)
	Six Months Ended	Six Months
	March 31	March 31
	2013	2012

Net Income	(1,538,154)	(718,407)
Less:
Unrealized Gains (Losses)
on Securities	13,000	0
Total Other Comprehensive Income (Loss)	13,000	0
Comprehensive Income	(1,525,154)	(718,407)
The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to condensed consolidated Financial Statements

As of March 31, 2013

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Bio-Matrix Scientific Group Inc. (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended September 30, 2012 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company’s financial instruments as of March 31, 2013 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc.  The fair value of all of the Company’s financial instruments as of March 31, 2013 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended March 31 , 2013 and March 31, 2012 respectively.

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

 Property and Equipment as of March 31, 2013 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment		0
Computer		0
		0
Subtotal		0
Less accumulated depreciation
Total		$US 0

 Property and equipment as of March 31, 2012 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment	3 to 5	7,250
Computer	3	16,207

Subtotal		23,457
Less accumulated depreciation		(2,668)
Total		$US 20,789

Depreciation expenses were $0 and $ 0 for the quarters ended March 31, 2013 and quarter ended March 31, 2012, respectively.With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences. During the quarter ended September 30, 2012 the Company abandoned $20,789 of Computer Equipment and Office Equipment .

NOTE 4. OPTIONS AND WARRANTS

On August 20, 2012 the Company issued to the holder of a $165,000 convertible promissory note a warrant, exercisable for three years from August 20, 2012, to purchase up to 16,500,000 of the common shares of the Company at an exercise price of $0.01 per share. As of March 31, 2013 the Company had the following warrants and options outstanding:

Shares issuable through Exercise of Warrant	Exercise Price	Shares Exercised	Expiration date
16,500,000	$0.01	0	August 20,2015

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $42,182,649 recognized upon the deconsolidation of Entest Biomedical, Inc. , the Company generated net losses of $ 15,972,882 (excluding $536,961 of Net Losses attributable to non-controlling interest in Entest and $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through March 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2013

Deferred tax assets:
Net operating tax carry forwards	$5,532,010
Other	-0-
Gross deferred tax assets	5,532,010
Valuation allowance	(5,532,010)

Net deferred tax assets	$-0-

As of  March 31 ,  2013 the Company has a  Deferred Tax Asset of  $5,852,116 completely attributable to net operating loss carry forwards  of approximately $17,212,108   ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $17,173,492   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG, Regen  and Entest

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

Income tax is calculated at the 34% Federal Corporate Rate.

NOTE 7. RELATED PARTY TRANSACTIONS

As of March 31, 2013 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $68,450. These loans are due and payable at the demand of Bombardier pacific Ventures and bear simple interest at a rate of 15% per annum.

These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company.  Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. Between October 1, 2011 and September 30, 2012 the Company made payments to Entest totaling $20,600. Between October 1, 2012 and December 31, 2012 the Company became indebted to Entest in the amount of an additional $755 for expenses paid on behalf of the Company by Entest . As of March 31, 2013 the amount due to Entest is $34,895. This obligation bears no interest and is due and payable on the demand of Entest. Entest is considered a related party due to the fact that the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest.

NOTE 8. NOTES PAYABLE

	September 30, 2012	March 31, 2013

Bio Technology Partners Business Trust	44,500	44,500
Venture Bridge Advisors	72,000	72,000
David Koos (Note 7)	520	68,450
Sherman Family Trust	700,000	295,000
Notes payable	$817,020	$479,950

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

All loans to the Company made by David R. Koos are due and payable at the demand of Koos and bear simple interest at a rate of 15% per annum.

$295,000  due to  Sherman Family Trust consists of  all rights to and interest in salaries accrued and unpaid due to David Koos. $295,000 due to  Sherman Family Trust bears no interest and is payable in whole or in part at the demand of the Holder.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as March 31, 2013:

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

94,852 Series AA Preferred Shares issued and outstanding.

725,409 Series B Preferred Shares issued and outstanding.

Non Voting Convertible Preferred Stock , $1.00 Par value, 200,000 shares authorized , 75000 shares issued and outstanding

Common stock, $ 0.0001 par value;2,000,000,000 shares authorized: 1,360,232,658  shares issued and outstanding.

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

On March 18 ,2013 for no additional consideration, the Company agreed to amend the terms of $100,000 of outstanding debt to allow conversion at the Holder’s option into 100,000,000 common shares of the Company.

At March 31, 2013, the following convertible debentures remain outstanding:

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

(c) $140,000 bearing an annual interest rate of six percent (6%) of which the unconverted principal amount of the note and any accrued but unpaid interest is payable at the demand of the Holder at any time after August 20, 2013.

(d) $30,000 in aggregate convertible debt  bearing no interest convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the five trading days immediately preceding a conversion date, as reported by Bloomberg.

(e) $140,000 in aggregate convertible debt  bearing no interest convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the twenty trading days immediately preceding a conversion date, as reported by Bloomberg.

Convertible Debentures described in (a) , (b), (d) and (e) are currently due and payable. The holders have not made a demand for payment

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

NOTE 13. STOCK TRANSACTIONS

During the quarter ended March 31, 2013 the Company:

Issued 223,783,360 Common Shares in satisfaction of $197,675 of Convertible Notes Payable

Issued 547,827 Common Shares in satisfaction of $2,520 of accrued interest

Issued 100,000,000 Common Shares pursuant to pursuant to a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE entered into by and between the Company and 18KT.TV LLC.

NOTE 14. SUBSEQUENT EVENTS

On April 2 , 2013 the Company issued 100,000,000 Common Shares issued in satisfaction of $50,000 of outstanding indebtedness.

On April 12, 2013 a complaint (Complaint) was filed in the U.S. District Court Southern District of the State of new York against the Company, the Company’s Chairman and Does 1-50 by Starcity Capital, LLC (“Plaintiff”) alleging securities fraud, common law fraud, negligent misrepresentation, breach of fiduciary duties and breach of contract in connection with the issuance of . The Plaintiff is also request declaratory relief from the Court.

The action arises from the issuance and subsequent cancellation of 103,030,303 of the company’s common shares in satisfaction of $17,000 of convertible indebtedness of the Company held by the Plaintiff . The Plaintiff alleges that a cancellation notice sent by them to the Company’s transfer agent was meant to instruct the Transfer Agent simply to cancel the physical certificate in order that an equivalent number of shares may be transferred via DWAC to the Plaintiff’s stockbroker for the benefit of the Plaintiff. DWAC is the acronym for Deposit/Withdrawal At Custodian. The DWAC transaction system run by The Depository Trust Company (a.k.a. DTC or CEDE & CO) permits brokers and custodial banks, the DTC participants, to request the movement of shares to or from the issuer’s transfer agent electronically. A DWAC results in the crediting or debiting of shares to or from DTC’s book-entry account on the records of the issuer maintained by the transfer agent.

The Company believes that the cancellation notice sent by the Plaintiff clearly represents a cancellation of the conversion notice itself.

The convertible indebtedness held by the Plaintiff is convertible at Holder’s demand into the common shares of the Company’s stock at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company and the Plaintiff had agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. There can be no assurance that a subsequent conversion notice for the same amount of indebtedness issued by the Plaintiff would convert into 103,030,303 of the company’s common shares

Although the Company believes this legal action has no merit, it is not possible to predict the ultimate outcome of this legal action

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

Material Changes in Financial Condition:

As of March 31, 2013 we had Cash on Hand of $10,684 and as of September 30, 2012 we had Cash on Hand of $75,752

The decrease in Cash on Hand of approximately 86% is primarily attributable to expenses incurred in the operation of the Company’s business.

As of March 31,2013 we had Available for Sale Securities of $35,000  and as of September 30, 2012 we had  Available for Sale Securities of $22,000. The increase in Available for Sale Securities of approximately 59% is primarily attributable to remeasurement based on unrealized gain.

As of March 31, 2013 we had Accounts Payable of $147,844 and as of September 30, 2012 we had Accounts Payable of $133,039

The increase in Accounts Payable of approximately 11% is primarily attributable to obligations incurred by the Company’s wholly owned subsidiary Regen BioPharma , Inc. (“Regen”) in connection with that option granted to Regen by Oregon Health & Science University (“OHSU”).

As of March 31, 2013 we had Notes Payable of $479,950 and as of September 30, 2012 we had Notes Payable of $817,020.

This decrease of approximately 34% is primarily attributable to reclassification of approximately $390,000 of Notes Payable as Convertible Notes Payable as a result of modification of terms and conditions and the issuance of common stock in satisfaction of an additional $15,000 of Notes Payable offset by additional borrowings of approximately $67,930.

As of March 31, 2013 we had a Bank Overdraft of $2,286 and as of September 30, 2012 we had a Bank Overdraft of $0.

As of March 31, 2013 we had Accrued Payroll of $543,192 and as of September 30, 2012 we had Accrued Payroll of $307,692.

The increase in Accrued Payroll of approximately 76% is primarily attributable to compensation accrued but unpaid to David Koos ( our CEO), and J. Christopher Mizer and Thomas Ichim (both of whom are employed by Regen).

As of March 31 , 2013 we had Accrued Payroll Taxes of $31,411 and as of September 30, 2012 we had Accrued Payroll Taxes $27,769.

This decrease of approximately 13% is primarily attributable to the additional accrual of $3,642 of payroll tax of which $2,019 represents tax liability incurred in connection with the vesting of restricted stock grants.

As of March 31, 2013 we had Accrued Interest of $225,437 and as of September 30, 2012 we had Accrued Interest of $210,069

The increase in Accrued Interest of approximately 7% is primarily attributable to the incurrance of interest expenses of $19,918 by the Company which were accrued but unpaid offset by the satisfaction of $2,520 of interest accrued but unpaid through the issuance of the Company’s common stock.

As of March 31, 2013 we had $442,521  in Convertible Notes payable (net of unamortized discount)  and as of September 30, 2012 we had $300,509  in  Convertible Notes payable(net of unamortized discount)  .

This increase of approximately 47 % is primarily attributable to:

(a)

The reclassification of $390,000 of Notes payable as Convertible Notes Payable as a result of modification of terms and condition .

(b)

The amortization of $ 41,537 of discount attributable to Beneficial Conversion Features recognized in connection with previously issued Convertible Notes Payable

Offset by:

(a)

The issuance of common stock in satisfaction of $364,379 of principal amounts of Convertible Notes Payable

As of March 31 ,2013 we had $34,895 in Amount Due to Affiliate and as of September 30, 2012 we had $39,140 in Amount Due to Affiliate. The decrease of approximately 11% is attributable to:

(a)

Payment of $5,000 to Entest Biomedical, Inc. (an affiliate of the Company) by the Company during the quarter ended December 31, 2012 offset by

(b)

Payment of $755 of expenses on behalf of the Company by Entest Biomedical, Inc. during the quarter ended December 31, 2012.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending March 31, 2013 and -0- for the same quarter ending 2012. Net Losses were $941,488  for the three months ended March 31, 2013. Net Losses were $504,734 for the same quarter ending 2012 .The increase in Net Loss of approximately 86% is primarily attributable to increases in expenses attributable to General and Administrative Expenses and Interest Expense Attributable to Amortization of Discount offset by decreases in Interest Expense incurred which was not attributable to Amortization of Discount, and Consulting Expenses. The Company also did not recognize any losses applicable to Equity in Losses of Subsidiary during the quarter ended March 31, 2013 due to reclassification of 10,000,000 common shares of Entest Biomedical Inc owned by the Company as Available for Sale Securities as a result of Company’s ownership of Entest Biomedical Inc falling to below 20% during the three months ended June 30, 2012. The Company recognized $343,749 of losses applicable to Equity in Losses of Subsidiary during the quarter ended March 31, 2012.

Revenues were -0- for the six months ending March 31, 2013 and -0- for the same period ending 2012. Net Losses were $1,538,154  for the six months ended March 31, 2013. Net Losses were $718,407 for the same period ending 2012 . The increase in Net Loss of approximately 114% is primarily attributable to increases in expenses attributable to General and Administrative Expenses, Research and Development expenses and Interest Expense Attributable to Amortization of Discount offset by decreases in Interest Expense incurred which was not attributable to Amortization of Discount offset by losses of $48,939 and $399,082 recognized during the six months ended March 31, 2012 attributale to early extinguishment of debt and Equity in Losses of Subsidiary respectively.

Liquidity and Capital Resources

As of  March 31 , 2013, we had $10,684 cash on hand and current liabilities of $1,838,882   such liabilities consisting of Accounts Payable, Notes Payable, Expenses Accrued but not yet paid, Convertible Notes Payable net of Unamortized Discount and Amounts due to Affiliated Parties.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended March 31, 2013.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2013 and ending March 31, 2013, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

On April 12, 2013 a complaint (Complaint) was filed in the U.S. District Court Southern District of the State of new York against the Company, the Company’s Chairman and Does 1-50 by Starcity Capital, LLC (“Plaintiff”) alleging securities fraud, common law fraud, negligent misrepresentation, breach of fiduciary duties and breach of contract in connection with the issuance of . The Plaintiff is also request declaratory relief from the Court.

The action arises from the issuance and subsequent cancellation of 103,030,303 of the company’s common shares in satisfaction of $17,000 of convertible indebtedness of the Company held by the Plaintiff . The Plaintiff alleges that a cancellation notice sent by them to the Company’s transfer agent was meant to instruct the Transfer Agent simply to cancel the physical certificate in order that an equivalent number of shares may be transferred via DWAC to the Plaintiff’s stockbroker for the benefit of the Plaintiff. DWAC is the acronym for Deposit/Withdrawal At Custodian. The DWAC transaction system run by The Depository Trust Company (a.k.a. DTC or CEDE & CO) permits brokers and custodial banks, the DTC participants, to request the movement of shares to or from the issuer’s transfer agent electronically. A DWAC results in the crediting or debiting of shares to or from DTC’s book-entry account on the records of the issuer maintained by the transfer agent.

The Company believes that the cancellation notice sent by the Plaintiff clearly represents a cancellation of the conversion notice itself.

The convertible indebtedness held by the Plaintiff is convertible at Holder’s demand into the common shares of the Company’s stock at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company and the Plaintiff had agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. There can be no assurance that a subsequent conversion notice for the same amount of indebtedness issued by the Plaintiff would convert into 103,030,303 of the company’s common shares

Although the Company believes this legal action has no merit, it is not possible to predict the ultimate outcome of this legal action

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued for Debt and Interest:

On January 8, 2013 the Company issued 90,000,000 Common Shares in (“Shares”) satisfaction of $9,900 of outstanding convertible indebtedness

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

On February 27, 2013 the Company issued 21,450,717 Common Shares (“Shares”) in satisfaction of $24,775 of outstanding convertible indebtedness

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

On March 21 , 2013 the Company issued 5,158,730 Common Shares (“Shares”) in satisfaction of $30,000 of outstanding indebtedness

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

On March 22 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $100,000 of outstanding convertible indebtedness and accrued interest.

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

On March 25 2013 the Company issued 7,721,740 Common Shares (“Shares”)in satisfaction of $35,520 of outstanding convertible indebtedness and accrued interest.

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

On April 2 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding indebtedness

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

On April 12 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding indebtedness

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

On April 17, 2013 the Company issued 7,162,534 Common Shares (“Shares”) in satisfaction of $13,000 of outstanding indebtedness

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

On April 23 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding indebtedness

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

On April 25, 2013 the Company issued 84,848,085 Common Shares (“Shares”)in satisfaction of $140,000 of outstanding convertible indebtedness.

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

Issuance of Convertible Debentures and Changes in Terms and Conditions of Existing Securities:

On March 18 ,2013 for no additional consideration, the Company agreed to amend the terms of $100,000 of outstanding debt to allow conversion at the Holder’s option into 100,000,000 common shares of the Company.

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

May 14, 2013