Form 10-K/A
period 2012-09-30
Bio-Matrix Scientific Group, Inc.
filed 2013-06-07
CIK 1079282

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (“FORM 10-K”) IS BEING FILED SOLELY TO CORRECT A TYPOGRAPHICAL ERROR. THE  CONSOLIDATED STATEMENT OF OPERATIONS FOR THE 12 MONTHS ENDED SEPTEMBER 30, 2011 REPORTED LOSS ON SALE OF AVAILABLE FOR SALE SECURITIES OF $487,900 AND THE  CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2012 REPORTED LOSS ON SALE OF AVAILABLE FOR SALE SECURITIES OF $0. IN ACTUALITY LOSS ON SALE OF AVAILABLE FOR SALE SECURITIES WAS $0 AND $487,900 FOR THE 12 MONTHS ENDED SEPTEMBER 30, 2011 AND FROM INCEPTION TO SEPTEMBER 30, 2012 RESPECTIVELY

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

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

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

On  June 7, 2012, for no additional consideration, the Company agreed to amend the terms of $21,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $14,000  which  has been fully amortized. During the year ended September 30, 2012  the Company issued  11633000  common shares in  satisfaction of   $15,000 of this  indebtedness.

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

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.(29)
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012(30)
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008

(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated August 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012
(29)	incorporated by reference to Exhibit 3(1)(6) of Form 10-K dated MARCH 6 , 2013
(30)	incorporated by reference to Exhibit 3(1)(7) of Form 10-K dated MARCH 6 , 2013

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: June 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2013.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive
Officer, Acting Chief Financial Officer
Date: June 6, 2013