Form 10-K/A
period 2012-09-30
Bio-Matrix Scientific Group, Inc.
filed 2013-06-21
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No 2.

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

Number of shares outstanding of each of the issuer's class of common stock as of  June 13, 2013:

Common: 1,998,299,049

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

EXPLANATORY NOTE

In connection with the Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013 and the amendment to the Original Report (the “Original Filing”) filed on June 7, 2013 Bio Matrix Scientific Group, Inc. is refiling in its entirety its Annual Report pursuant to this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to the Original Filing.

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

On June 5, 2013 Regen entered into an agreement with OHSU (“License Agreement”) whereby OHSU granted to the Company an exclusive, worldwide, royalty bearing license to US patent No. 6,821,513 “Method for enhancing hematopoiesis” issued Nov. 23, 2004 (“Patent Rights”) and A non-exclusive, worldwide, royalty bearing license to, among other items, all inventions that are the subject of the invention disclosure giving rise to, or that are described in, patent applications included in the Patent Rights that do not issue into patents. (“Know-How”).

Pursuant to the License Agreement Regen shall be obligated to make the following payments to OHSU:

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

5. The sum of $9,167.12, which represents Patent Costs incurred by OHSU as of April 30, 2012.

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

The License Agreement shall also require Regen to:

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

On May 1, 2013 Dr. Wei Ping Min (“Min”) entered into an agreement (“Agreement”) whereby Min assigned to Regen all right, title and interest in US Patent # 8,389,708 as well as all Patent applications from the same family corresponding to numbers PCT/CA2006/000984, CA2612200 and EP1898936.(“Min IP”)

US Patent # 8,389,708 was granted to Min with regard to his invention of a method directed to the silencing of immunosuppressive cancer causing genes using short interfering RNA (siRNA) leading to an increase in the immune response, a decrease in tumor-induced immunosuppression and a decrease in in vivo tumor progression.

As consideration for the Min IP, Regen is required to:

(a) negotiate in good faith with Min with regards to a proposed consulting agreement whereby Min shall perform certain mutually agreed upon tasks for the benefit of Regen for consideration to Min consisting of One Hundred Thousand United States Dollars ($100,000 ) of the common shares of the Company valued as of the date of issuance and to be paid over a twelve month period in twelve equal installments (“Consulting Shares”) and registered under the Securities Act of 1933 on Form S-8.

(b) Cause to be issued to Min 100,000 of the Company’s preferred shares (“Assignor Preferred Shares”) exchangeable into common shares of the Company (“Exchange Common Shares”) under the following terms and conditions:

(i) A sufficient number of common shares shall be authorized for issuance by the Company in order that the required number of Exchange Common Shares may be issued

(ii) Subject to (i) above, upon any date subsequent to the date of the completion of a satisfactory review by the United States Food and Drug Administration (“FDA”) of an Investigational New Drug Application (“IND”) for the Min IP submitted by Regen which shall result in the ability of Regen to lawfully begin clinical testing of the Min IP on human subjects within the United States Min shall be permitted, at his option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of Three Hundred Thirty Three Thousand United States Dollars ($333,000) such shares being valued at a price per share equal to the closing price as of the day written notice is given by Min to Regen of Min’s intent to exchange.

(iii) Subject to (i) above, upon any date subsequent to the date that manufacturing procedures for the manufacture of the Min IP have been developed by Regen which comply to the Current Good Manufacturing Practices (“cGMP “) requirements of the Food Drug and Cosmetics Act of 1938 and the rules and regulations promulgated thereunder as they may apply to the manufacture of the Min IP Min shall be permitted, at Min’s option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of Three Hundred Thirty Three Thousand United States Dollars ($333,000) such shares being valued at a price per share equal to the closing price as of the day written notice is given by Min to Regen of Min’s intent to exchange.

(iv) Subject to (i) above, upon any date subsequent to the date that, in connection with a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, both of (1) a clinical trial protocol has been completed and (2) a Principal Investigator has been appointed, Min shall be permitted, at Min’s option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of Three Hundred Thirty Three Thousand United States Dollars ($333,000) such shares being valued at a price per share equal to the closing price as of the day written notice is given by Min to Regen of Min’s intent to exchange.

(c) Subject to sufficient number of common shares having been authorized for issuance by the Company, Min shall receive, upon successful completion of a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, the results of which (1) shall indicate that the Min IP can be safely tolerated by human subjects (2) shall not indicate that use of the Min IP in human subjects result in side effects of such severity that commencement of a Phase II clinical trial could not occur, and (3) establishes the optimal dosage and/or method of administration( as applicable )of the Min IP , Min shall receive that number of the common shares of BMSN which, at a price per share equal to the closing price of the shares as of the day of issuance, shall equal One Million United States Dollars ($1,000,000)

Pursuant to the Agreement, Min shall be entitled to additional consideration for productivity and deliverables over and above listed items (“”Bonus””). The eligibility of Min to receive a Bonus as well as the nature and amount of any Bonus shall be at the sole discretion and determination of the Chief Executive Officer of the Company.

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

The Company has begun development of HemaXellerate, a cellular drug designed to heal damaged bone marrow. HemaXellerate I(TM) is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based on previous animal studies. The initial application of HemaXellerate will be the treatment of severe aplastic anemia (AA) which is characterized by immune-mediated bone marrow hypoplasia and pancytopenia. The HemaXellerate treatment consists of the use of autologous stromal vascular fraction(SVF) cells extracted from the patient’s own adipose tissue as a treatment for immune suppressant refractory aplastic anemia. SVF preparations contain significant numbers of cellular populations with therapeutic activity that would be relevant to aplastic anemia; namely, a) mesenchymal stem cells (MSC), which suppress pathological immune responses and accelerate hematopoiesis; b) endothelial cells, which assist in repairing damaged bone marrow hematopoietic microenvironment and stimulate hematopoiesis; and c) T regulatory cells, which possess anti-inflammatory properties.

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration to initiate clinical trials assessing the company’s HemaXellerate drug currently in development in patients with drug-refractory aplastic anemia.

We have yet to successfully develop a regenerative medical application. Other than the exclusive and nonexclusive licenses granted under the Company’s license agreement with OHSU the Company has not been granted any license to develop and commercialize any third party intellectual property. Other than all right, title and interest in US Patent # 8,389,708 granted pursuant to that agreement entered into between Regen and Dr. Wei Ping Min the Company has been granted no patents.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Other than the exclusive and nonexclusive licenses granted under the Company’s license agreement with OHSU the Company has not been granted any license to develop and commercialize any third party intellectual property. Other than all right, title and interest in US Patent # 8,389,708 granted pursuant to that agreement entered into between Regen and Dr. Wei Ping Min the Company has been granted no patents. We are not party to any labor agreements. We have been granted a trademark for the term HEMAXELLERATE for biological tissue, namely, blood, stem cells, umbilical cords and placentas for scientific and medical research use

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

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

Adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; and

Submission to EMA for a Marketing Authorization (MA); Review and approval of the MAA (Marketing Authorization Application).

Clinical trials:

Typically, both in the U.S. and the European Union, clinical testing involves a three-phase process although the phases may overlap. In Phase I, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. In some circumstances, the FDA or EMA may require Phase IV or post-marketing trials if it feels that additional information needs to be collected about the drug after it is on the market. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA or EMA .

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

As of June 13, 2013 we have three employees who are full time.

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

On April 12, 2013 a complaint (Complaint) was filed in the U.S. District Court Southern District of the State of new York against the Company, the Company’s Chairman and Does 1-50 by Star city Capital, LLC (“Plaintiff”) alleging securities fraud, common law fraud, negligent misrepresentation, breach of fiduciary duties and breach of contract in connection with the issuance of . The Plaintiff is also requesting declaratory relief from the Court.

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

A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On May 29, 2013 the “Company” issued to J. Christopher Mizer 26, 045,795 shares of the Company’s Common Stock (“Shares”) and agreed to the immediate vesting of 6,000,000 shares of the Company’s common stock previously issued to J. Christopher Mizer as a Restricted Stock Award in satisfaction of $ 116,452 of accrued but unpaid salary due to J. Christopher Mizer .

The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Preferred Shares stating that the preferred Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On May 30, 2013 the “Company” issued to David R. Koos, the Company’s Chairman and Chief Executive Officer, 40,000 shares of the Company’s Series AAA Preferred Stock (“Preferred Shares”) in satisfaction of $10,000 of accrued but unpaid salary due to David Koos.

The Preferred Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Preferred Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Preferred Shares.

A legend was placed on the certificate that evidences the Preferred Shares stating that the preferred Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

Shares Issued for Debt and Interest:

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

On December 28 , 2012 the Company issued 90,000,000 Common Shares (“Shares”)in satisfaction of $9,900 of outstanding convertible indebtness.

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

On May 16 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding convertible indebtedness.

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

On June 10 2013 the Company issued 20,000,000 Common Shares (“Shares”)in satisfaction of $10,000 of outstanding convertible indebtedness.

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

On June 13 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding convertible indebtedness.

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

The Offer and Sale of all of the abovementioned was exempt from the registration provisions of the Securities Act of 1933 (the “Act”), by reason of Section 4(2) thereof.

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

During the twelve months ended September 30, 2012 we satisfied our cash requirements primarily through the issuance of Convertible Notes for cash, borrowings pursuant to lines of credit provided to the Company by Bio-Technology Partners Business Trust and Venture Bridge Advisors (collectively the “LOC Notes”) and borrowings from David Koos.

Funds lent to the Company pursuant to the LOC Notes may be disbursed to, or for the benefit of, the Company by Lender in Lender's sole and absolute discretion and principal and any accrued but unpaid interest are due and payable at the demand of the Lender. As there is no contractual obligation binding the Lender to disperse any minimum amount and any and as all disbursements are at the Lender’s discretion the company can give no assurance that funding pursuant to the LOC Notes will be made available to the Company in the future. There can also be no assurance given by the Company that funds will continue to be lent to the Company by David Koos

Management plans to raise additional funds by offering securities for cash.

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

There is no guarantee that we will be able to raise any capital through any type of offerings.. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. In the event that we are unable to raise additional capital there is risk that the Company may not be able to continue as a going concern.

Other than what is disclosed in this document, The Company is unaware of any trends, demands or uncertainties that will result in the Company’s liquidity increasing or decreasing in any material way.

As of June 13, 2013 we are not party to any binding agreements which would commit us to any material capital expenditures.

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

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-Matrix Scientific Group, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bio-Matrix Scientific Group, Inc. as of September 30, 2012, and the related statements of operations, statement of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended September 30, 2012, and from inception on October 6, 1998 through September 30, 2012. Bio-Matrix Scientific Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group, Inc. as of September 30, 2012, and the results of operations and cash flows for the year ended September 30, 2012 and for the period from inception on October 6, 1998 through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no revenues, has negative working capital at September 30, 2012, has incurred recent losses and recurring negative cash flow from operating activities which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

December 22, 2011

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheet
	As of	As of
	September 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS
Cash	$75,752	$331
Prepaid Expenses	15,000	39,925
Total Current Assets	90,752	40,256
PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	0	20,789
OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	0
Investment in Subsidiary		41,735,443
Available for Sale Securities	22,000	0
Total Other Assets	91,200	41,739,643
TOTAL ASSETS	$181,952	$41,800,688
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	133,039	130,507
Notes Payable	817,020	169,575
Accrued Payroll	307,692	627,000
Accrued Payroll Taxes	27,769	23,780
Accrued Interest	210,069	154,930
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	300,509	313,701
Due to Affiliate	39,140	59,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,841,238	1,484,993
Total Liabilities	1,841,238	1,484,993
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($.001 par value) 20,000,000 shares authorized; 1,963,821 issued and outstanding as of September 30, 2011 and September 30 2012	197	197
Series AA Preferred ($.0001 par value) 100,000 shares authorized; 4,852 and 94,852 issued and outstanding as of September 30, 2011 and September 30, 2012	9
Series B Preferred Shares ($0.0001) par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of September 30, 2011 and September 30 , 2012	73	73
Common Stock ($0.0001 par value) 1,000,000,000 shares authorized; 72,189,747 and 323,507,887 issued and outstanding as of September 30, 2011 and September 30 , 2012	32,350	7,219
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 75,000 and 0 issued and outstanding as of September 30, 2012 and September 30, 2011	75,000
Additional Paid in capital	12,490,780	11,498,731
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	27,747,921	29,101,648
Accumulated Other Comprehensive Income (Loss)	(41,314,361)	0
Equity in Earnings (Loss) of subsidiary	(663,649)	(264,567)
Total Biom Matrix Scientific Group, Inc. Equity	(1,122,325)	40,852,656
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(536,961)
Total Stockholders' Equity (Deficit)	(1,659,286)	40,315,695
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$181,952	$41,800,688

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
Consolidated Statement of Operations

	12 months Ended	12 months Ended	From inception through
	September 30,	September 30,	September 30,
	2012	2011	2012
REVENUES	$-	$-	$-
COST AND EXPENSES
Research and Development	17,715	51,286	1,272,886
General and Administrative	564,479	550,769	6,670,301
Depreciation and Amortization			2,668
Consulting and Professional Fees	213,232	63,692	5,023,946
Impairment of Goodwill and Intangibles			34,688
Total Costs and Expenses	795,426	665,747	13,004,489
OPERATING LOSS	(795,426)	(665,747)	(13,004,489)
OTHER INCOME & (EXPENSES)
Interest Expense	(55,139)	(62,829)	(413,674)
Loss on Early Extinguishment of Debt	(41,688)		(41,688)
Interest Expense attributable to amortization of discount	(374,338)		(374,338)
Interest Income			306
Securities issued pursuant to contractual obligations	(66,372)		(66,372)
Other Income	25	146,791	176,916
Gain on de-consolidation of subsidiary		42,182,649	42,182,649
Loss on sale of Available for Sale Securities			(487,900)
Loss on disposal of Equipment	(20,789)	(510,782)	(531,571)
Other Expense			(166)
Other Losses attributable to subsidiary		(228,713)	(228,713)
Total Other Income & (Expense)	(558,301)	41,527,116	40,215,449
NET INCOME (LOSS)	(1,353,727)	40,861,369	27,210,960
(Net Income) Loss attributable to noncontrolling interest		229,845	536,961
NET INCOME (LOSS) before equity in losses of Entest	(1,353,727)	41,091,214	27,747,921
Equity in Net Income (Loss) of Entest	(399,082)	(264,567)	(663,649)
NET INCOME (LOSS) attributable to common shareholders	(1,752,809)	40,826,647	27,084,272
BASIC AND FULLY DILUTED EARNINGS (LOSS)	$(0.01)	$0.57
Weighted average number of shares outstanding	148,749,547	72,071,414

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

NOTE 2 ..  RECENT ACCOUNTING PRONOUNCEMENTS

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

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series B Preferred Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

94,852 Series AA Preferred Shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,0000).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series AA Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

725,409 Series B Preferred Shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series B Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series B Preferred Stock owned by such holder times two (2).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series B Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

Common stock, $ 0.0001 par value;1,000,000,000 shares authorized: 323,507,887 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

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

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Non Voting Convertible Preferred shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

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

(b) $24,179  in aggregate convertible debt bearing simple interest at 10% per annum convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during  the seven days  immediately preceding a conversion date, as reported by Bloomberg.

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

Convertible Debentures described in (a) and (b) and (c) are currently due and payable. The holders have not made a demand for payment.

As of September 30, 2012 the Aggregate Amount of Convertible Debentures outstanding was $365,880 and the Aggregate Amount of Unamortized discount was $65,371.

As of September 30, 2011 the Aggregate Amount of Convertible Debentures outstanding was $313,701 and the Aggregate Amount of Unamortized discount was $0.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2012 based on the framework in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on its assessment, management believes that, as of September 30, 2012, the Company’s internal control over financial reporting is effective.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on  June 13,2013 concerning shares of our stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Based on 1,998,299,049 shares issued and outstanding as of  June 13 , 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	12,718,293 (a)	.64%
Common	All Officers and Directors As a Group(a)	12,718,293 (a)	.64%

(a)    Includes 4,159,085 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and 104,160  shares owned AFN Trust for which David Koos serves as Trustee and 59 shares owned by the BMXP Holdings Shareholder Business Trust. David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. .

The following table sets forth information as of the close of business on June 13,2013, concerning shares of our preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of preferred stock.

Based on 1,963,821  shares issued and outstanding as of  June 13, 2013

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

The following table sets forth information as of the close of business on June 13,2013 concerning shares of our Series B preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series B preferred stock.

Based on 725,409  shares  issued and outstanding as of  June 13, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	96,012	13%
Series B Preferred	All Officers and Directors As a Group(c)	96,012	13%

(a)  Includes 9,171 Preferred Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 58,935 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  and 836 shares owned by  AFN Trust for which David Koos serves as Trustee

The following table sets forth information as of the close of business on  June 13,2013  concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Based on 94,852 shares issued and outstanding as of  June 13 , 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	94,852	100%
Series AA Preferred	All Officers and Directors As a Group	94,852	100%

The following table sets forth information as of the close of business on June 13 ,2013  concerning shares of our Series AAA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AAA Preferred  stock.

Based on 40,000 shares issued and outstanding as of  June 13 , 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AAA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	40,000	100%
Series AAA Preferred	All Officers and Directors As a Group	40,000	100%

The following table sets forth information as of the close of business on  June 13,2013  concerning shares of our Non Voting Convertible Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Based on 75,000 shares issued and outstanding as of  June 13 , 2013.

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

As of September 30, 2012 David Koos is owed $193,281 in compensation accrued but unpaid exclusive of the amounts granted to the Sherman Family Trust. As of March 31, 2013 David Koos is owed $329,321 in compensation accrued but unpaid exclusive of the amounts granted to the Sherman Family Trust.

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

PART IV

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.(29)
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012(30)
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)
10.20	WORLDWIDE INTELLECTUAL PROPERTY ASSIGNMENT AGREEMENT(31)
10.21	LICENSE AGREEMENT (32)
3(1)(8)	Certificate of Designations Series AAA Preferred Stock (33)

1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008
(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated August 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012
(29)	incorporated by reference to Exhibit 3(1)(6) of Form 10-K dated MARCH 6 , 2013
(30)	incorporated by reference to Exhibit 3(1)(7) of Form 10-K dated MARCH 6 , 2013
(31)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 5, 2013
(32)	incorporated by reference to Exhibit 10.2 of Form 8-K dated June 5, 2013
(33)	incorporated by reference to Exhibit 3(i) of Form 8-K dated April 30, 2012

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: June 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 17, 2013.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date: June 19, 2013.