Form 10-Q/A
period 2013-03-31
Bio-Matrix Scientific Group, Inc.
filed 2013-06-21
CIK 1079282

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No    ☑

There were 1,998,299,049 shares of Common Stock outstanding as of June 13, 2013.

EXPLANATORY NOTE

In connection with the Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on May 17, 2013 (the “Original Filing”) Bio Matrix Scientific Group, Inc. is refiling in its entirety its Quarterly Report on Form 10-Q for the period ended March 31, 2013 pursuant to this Amendment on Form 10-Q/A (this “Form 10-Q/A”) to the Original Filing

PART I - FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
	(unaudited)
	As of March	As of
	31	September 30, 2012
	2013
ASSETS
CURRENT ASSETS
Cash	$ 10,684	$ 75,752
Prepaid Expenses	15,000	15,000
Total Current Assets	25,684	90,752

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)		0

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary
Available for Sale Securities	35,000	22,000
Total Other Assets	104,200	91,200

TOTAL ASSETS	129,884	181,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	147,844	133,039
Notes Payable	479,950	817,020
Bank Overdraft	2,286
Accrued Payroll	543,192	307,692
Accrued Payroll Taxes	31,411	27,769
Accrued Interest	225,437	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	367,867	300,509
Due to Affiliate	34,895	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,838,882	1,841,238

Total Liabilities	1,838,882	1,841,238

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
March 31, 2013 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of March 31, 2013 and
September 30, 2012	9	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of March 31, 2013 and
September 30 , 2012 respectively	73	73
Common Stock ($.0001 par value) 2,000,000,000 shares authorized;
1,360,232,659 and 323,507,887 issued and outstanding as of
March 31, 2013 and September 30 , 2012 respectively	136,022	32,350
Non Voting Convertible Preferred Stock ($1 Par value)	75,000	75,000
200,000 shares authorized;75,000 and 75,000 issued and outstanding as of September 30, 2012 and March 31, 2013
Additional Paid in capital	13,862,550	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	26,209,767	27,747,921
Accumulated Other Comprehensive Income (Loss)	(41,301,361)	(41,314,361)
Equity in Earnings (Loss) of Entest	(663,649)	(663,649)
Total Bio Matrix Scientific Group, Inc. Equity	(1,172,037)	(1,122,325)
Deficit attributable to noncontrolling interest in subsidiary	(536,961)	(536,961)

Total Stockholders' Equity (Deficit)	(1,708,998)	(1,659,286)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 129,884	$ 181,952

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	3 months ended	3 months ended	6 months ended	6 months ended	From inception through
	31-Mar-13	31-Mar-12	31-Mar-13	31-Mar-12	March 31, 2013

REVENUES	$ -	$ -	$ -	$ -	$ -

COST AND EXPENSES
Research and Development			6,509		1,279,395
General and Administrative	800,531	76,665	973,648	189,743	7,643,949
Depreciation and Amortization					2,668
Consulting and Professional Fees	15,671	29,515	71,319	58,241	5,095,265
Impairment of Goodwill and Intangibles					34,688
Total Costs and Expenses	816,202	106,180	1,051,476	247,984	14,055,965

OPERATING LOSS	(816,202)	(106,180)	(1,051,476)	(247,984)	(14,055,965)

OTHER INCOME & (EXPENSES)
Interest Expense	(9,965)	(34,162)	(19,918)	(48,939)	(433,592)
Loss on Early Extinguishment of Debt					(41,688)
Interest Expense attributable to
amortization of discount	(115,321)	(20,643)	(431,537)	(22,402)	(805,875)
Interest Income					306
Securities issued pursuant to contractual
obligations			(35,223)		(101,595)
Other Income					176,916
Gain on de-consolidation of subsidiary					42,182,649
Loss on sale of Available for Sale Securities					(487,900)
Loss on disposal of Equipment					(531,571)
Other Expense					(166)
Other Losses attributable to subsidiary					(228,713)
Total Other Income & (Expense)	(125,286)	(54,805)	(486,678)	(71,341)	39,728,771

NET INCOME (LOSS)	(941,488)	(160,985)	(1,538,154)	(319,325)	25,672,806
(Net Income) Loss attributable to
noncontrolling interest					536,961
NET INCOME (LOSS) before
equity in losses of Entest		(160,985)		(319,325)	26,209,767
Equity in Net Income (Loss)
of Entest		(343,749)		(399,082)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	$ (941,488)	$ (504,734)	$ (1,538,154)	$ (718,407)	$ 25,546,118

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$ (0.0008)	$ (0.0070)	$ (0.0018)	$(0.01)
Weighted average number of
shares outstanding	1,136,084,829	72,189,747	838,129,516	72,189,747

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

Depreciation expenses were $0 and $ 0 for the quarters ended March 31, 2013 and quarter ended March 31, 2012, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences. During the quarter ended September 30, 2012 the Company abandoned $20,789 of Computer Equipment and Office Equipment .

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

1,963,821  Preferred Shares issued , par value $0.0001, and outstanding.

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

94,852 Series AA Preferred Shares, par value $0.0001, issued and outstanding.

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

725,409 Series B Preferred Shares, Par Value $0.0001, issued and outstanding.

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

Convertible Debentures described in (a) , (b), (d) and (e) are currently due and payable. The holders have not made a demand for payment

As of March 31, 2013 the Aggregate Amount of Convertible Debentures outstanding was $391,801 and the Aggregate Amount of Unamortized discount was $23,834.

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

As of March 31, 2013 we had Accrued Interest of $225,437 and as of September 30, 2012 we had Accrued Interest of $210,069

The increase in Accrued Interest of approximately 7% is primarily attributable to the incurrence of interest expenses of $19,918 by the Company which were accrued but unpaid offset by the satisfaction of $2,520 of interest accrued but unpaid through the issuance of the Company’s common stock.

As of March 31, 2013 we had $367,867  in Convertible Notes payable (net of unamortized discount) and as of September 30, 2012 we had $300,509  in  Convertible Notes payable(net of unamortized discount).

This increase of approximately 47 % is primarily attributable to:

(a)

The reclassification of $390,000 of Notes payable as Convertible Notes Payable as a result of modification of terms and condition.

(b)

The amortization of $ 41,537 of discount attributable to Beneficial Conversion Features recognized in connection with previously issued Convertible Notes Payable

Offset by:

(a)

The issuance of common stock in satisfaction of $364,179 of principal amounts of Convertible Notes Payable

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

Revenues were -0- for the six months ending March 31, 2013 and -0- for the same period ending 2012. Net Losses were $1,538,154  for the six months ended March 31, 2013. Net Losses were $718,407 for the same period ending 2012 . The increase in Net Loss of approximately 114% is primarily attributable to increases in expenses attributable to General and Administrative Expenses, Research and Development expenses and Interest Expense Attributable to Amortization of Discount offset by decreases in Interest Expense incurred which was not attributable to Amortization of Discount offset by losses of $48,939 and $399,082 recognized during the six months ended March 31, 2012 attributable to early extinguishment of debt and Equity in Losses of Subsidiary respectively.

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

Shares Issued for Services

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