Form 10-K/A
period 2012-09-30
Bio-Matrix Scientific Group, Inc.
filed 2013-07-31
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No 3.

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.3 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (“FORM 10-K”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO 2 TO THE FORM 10K.(“ORIGINAL FILING”)

PART 1, ITEM 7

PART 1 ITEM 8

THE COMPANY HAS NOT MODIFIED OR UPDATED DISCLOSURES PRESENTED IN THE ORIGINAL FILING, EXCEPT AS INDICATED ABOVE. ACCORDINGLY, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING AND DOES NOT MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS, EXCEPT AS SPECIFICALLY REFERENCED HEREIN. INFORMATION NOT AFFECTED BY THE ABOVE AMENDMENTS IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE ORIGINAL FILING.

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

Material Changes in Results of Operations:

Revenues were $0 for the twelve months ended September 30, 2012 and the same period ended September 30, 2011. Net Losses were $1,752,809 for the year ended September 30, 2012. Net Income was $40,289,686 for the same period ended September 30, 2011. The decrease was primarily attributable to a noncash gain of $41,645,688 resulting from the deconsolidation of Entest BioMedical, Inc. recognized by the Company during the year ended September 30, 2012.

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

December 22, 2011

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	As of	As of
	September 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash	$ 75,752	$ 331
Prepaid Expenses	15,000	39,925
Total Current Assets	90,752	40,256

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	0	20,789

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	0
Investment in Subsidiary		41,735,443
Available for Sale Securities	22,000	0
Total Other Assets	91,200	41,739,643

TOTAL ASSETS	$ 181,952	$ 41,800,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	133,039	130,507
Notes Payable	817,020	169,575
Accrued Payroll	307,692	627,000
Accrued Payroll Taxes	27,769	23,780
Accrued Interest	210,069	154,930
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	300,509	313,701
Due to Affiliate	39,140	59,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,841,238	1,484,993

Total Liabilities	1,841,238	1,484,993

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
September 30, 2011 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares autorized
4,852 and 94,852 issued and outstanding as of September 30, 2011 and
September 30, 2012	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2011 and
September 30 , 2012	73	73
Common Stock ($.0001 par value) 500,000,000 shares authorized;
72,189,747 and 323,507,887 issued and outstanding as of
September 30, 2011 and September 30 , 2012	32,350	7,219
Non Voting Converible Preferred Stock ($1 Par value)	75,000
200,000 shares authorized;75,000 and 0 issued and outstanding as of September 30, 2012 and September 30, 2011
Additional Paid in capital	12,490,780	11,498,731
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	26,547,311	28,300,120
Accumulated Other Comprehensive Income (Loss)	(41,314,361)	0
Total Stockholders' Equity (Deficit)	(1,659,286)	40,315,695

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 181,952	$ 41,800,688

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	12 months Ended	12 months Ended	From inception through
	September 30,	September 30,	September 30,
	2012	2011	2012

REVENUES	$ -	$ -	$ -

COST AND EXPENSES
Research and Development	17,715	51,286	1,272,886
General and Administrative	564,479	779,482	6,899,014
Depreciation and Amortization			2,668
Consulting and Professional Fees	213,232	63,692	5,023,946
Impairment of Goodwill and Intangibles			34,688
Total Costs and Expenses	795,426	894,460	13,233,202

OPERATING LOSS	(795,426)	(894,460)	(13,233,202)

OTHER INCOME & (EXPENSES)
Interest Expense	(55,139)	(62,829)	(413,674)
Loss on Early Extinguishment of Debt	(41,688)		(41,688)
Interest Expense attributable to
amortization of discount	(374,338)		(374,338)
Interest Income			306
Securities issued pursuant to contractual
obligations	(66,372)		(66,372)
Other Income	25	146,791	176,916
Gain on de-consolidation of subsidiary		41,645,688	41,645,688
Loss on sale of Available for Sale Securities			(487,900)
Loss on disposal of Equipment	(20,789)	(510,782)	(531,571)
Other Expense			(166)
Other Losses attributable to subsidiary
Total Other Income & (Expense)	(558,301)	41,218,868	39,907,201

NET INCOME (LOSS)	(1,353,727)	40,324,408	26,673,999
(Net Income) Loss attributable to
noncontrolling interest		229,845	536,961
NET INCOME (LOSS) before
equity in subsidiary losses	(1,353,727)	40,554,253	27,210,960
Equity in Net Income (Loss)
of subsidiary	(399,082)	(264,567)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	(1,752,809)	40,289,686	26,547,311

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$ (0.01)	$ 0.56
Weighted average number of
shares outstanding	148,749,547	72,071,414

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
From August 2, 2005 through September 30, 2012

	Series AA		Series B							Nonvoting		Additional		Deficit		Accumulated
	Preferred		Preferred			Preferred		Common		Convertible		Paid-in	Retained	Attributable to	Contributed	Other
	Shares		Shares		Amount	Shares	Amount	Shares	Amount	Preferred	Amount	Capital	Earnings	noncontrolling	Capital	Comprehensive	Total
		Amount	Shares	Amount						Shares				interest		Income(Loss)

Shares issued to parent								25,000	35,921			-					35,921
Net Loss August 2, 2005																	-
through September 30, 2005													(1,000)				(1,000)
Balance September 30, 2005								25,000	35,921			-	(1,000)				34,921

Net Loss October 1, 2005																	-
through December 31, 2005													(366,945)				(366,945)
Balance December 31, 2005								25,000	35,921			-	(367,945)				(332,024)

Recapitalization								9,975,000	(34,921)			34,921					-
Stock issued Tasco merger								2,780,000	278			(278)					-
Stock issued for services								305,000	31			759,719					759,750
Stock issued for Compensation								300,000	30			584,970					585,000
Net Loss January 1, 2006
through September 30, 2006													(2,053,249)				(2,053,249)
Balance September 30, 2006								13,385,000	1,339			1,379,332	(2,421,194)				(1,040,523)

Stock issued for services								100,184	10			112,524					112,534
Stock issued for Compensation								153,700	15			101,465					101,480
Stock issued in exchange for canceling debt								2,854,505	284			1,446,120					1,446,404
Net Loss October 1, 2006
through December 31, 2006													(466,179)				(466,179)
Balance December 31, 2006								16,493,389	1,649			3,039,441	(2,887,373)				153,717

Stock issued for cash								500,000	50			124,950					125,000
Stock issued for services								359,310	36			235,042					235,078
Stock issued for Compensation								143,920	14			88,400					88,414
Stock issued in exchange for canceling debt								500,000	50			124,950					125,000
Net Loss January 1, 2007
through March 31, 2007													(515,624)				(515,624)
Balance March 31, 2007								17,996,619	1,800			3,612,783	(3,402,997)				211,585

Stock issued for cash								240,666	24			60,142					60,166
Stock issued for services								406,129	41			222,889					222,930
Stock issued for Compensation								150,000	15			110,435					110,450
Stock issued in exchange for canceling debt								1,316,765	132			329,059					329,191
Net Loss April 1, 2007
through June 30, 2007													(718,955)				(718,955)
Balance June 30, 2007								20,110,179	2,011			4,335,308	(4,121,952)				215,367

Stock issued for cash								1,200,000	120			299,880					300,000
Stock issued for services								1,253,000	125			404,125					404,250
Stock issued for Compensation								100,000	10			24,990					25,000
Stock issued in exchange for canceling debt								566,217	57			143,940					143,997
Net Loss July 1, 2007
through September 30, 2007													(751,989)				(751,989)
Balance September 30, 2007								23,229,396	2,323			5,208,244	(4,873,941)				336,626
Stock issued for Cash
Stock issued for services								191,427	19			62,108					62,127
Net Loss October 1, 2007
through December 31, 2007													(405,812)				(405,812)
Balance December 31, 2007								23,420,823	2,342			5,270,352	(5,279,753)				(7,059)
Stock issued for cash						575,000	57					114,942					114,999
Stock issued for services						340,000	35	146,705	15			106,651					106,701
Net Loss January 1 2008
through March 31, 2008													(417,325)				(417,325)
Balance March 31, 2008						915,000	92	23,567,528	2,357			5,491,945	(5,697,078)				(202,684)
Stock issued for cash						2,154,850	215					672,172					672,387
Stock issued for services						1,421,725	142	232,000	23			613,439					613,604
Stock issued for accrued interest								31,245	3			17,293					17,296
Stock issued as dividend						1,075,087	108					(108)					-
Net Loss April 1,2008
to June 30, 2008													(1,063,446)				(1,063,446)
Balance June 30, 2008						5,566,662	557	23,830,773	2,383			6,794,741	(6,760,524)				37,158
Series AA Stock issued to Officer July 3, 2008	4,852
Stock issued for services July 8, 2008								905,000	91			769,159					769,250
Stock issued for Cash July 2, 2008						11,667	1					3,499					3,500
Stock issued for Cash July 25, 2008 (Warrant Exercise)						90,000	9					17,991					18,000
Stock issued for interest between July 30, 2008 and August 30, 2008								85,087	9			21,263					21,272
Stock issued for services September 3, 2008								50,000	5			24,995					25,000
Stock issued due to rounding						218		9
Net Loss July 1, 2008 to September 30, 2008													(1,195,491)				(1,195,491)

Accumulated other Comprehensive Income as of September 30, 2008																50,000	50,000
Balance September 30, 2008	4,852					5,668,547	567	24,870,869	2,488			7,631,648	(7,956,015)			50,000	(271,311)
Stock Retired in connection with Exchange for Common Shares December 2, 2008						(1,099,000)	(109)										(109)
Stock issued in connection with Exchange for Preferred Shares December 2, 2008								1,099,000	109								109
Stock Issued for Accrued Interest on December 3, 2008								133,124	13			33,268					33,281
Stock issued for Cash December 31, 2008						66,670	7					6,660					6,667
Stock issued for services December 31, 2008						33,330	3					3,330					3,333
Stock issued for Cash December 31, 2008						75,000	8					11,242					11,250
Contributed capital															499,000		499,000
Net Loss October 1, 2008 to December 31, 2008													(388,722)				(388,722)
Accumulated other Comprehensive Income as of December 31, 2008																(540,000)	(540,000)
Balance December 31, 2008	4,852					4,744,547	476	26,102,993	2,610			7,686,148	(8,344,737)		499,000	(490,000)	(646,502)
Stock issued for Services January 7,2009						50,000	5					7,495					7,500
Stock issued for Services January 7, 2009								1,400,000	140			209,860					210,000
Stock issued for Cash January 7,2009						67,000	7					6,693					6,700
Stock issued for Cash January 14,2009								1,300,000	130			104,868					104,998
Stock issued for Cash January 14,2009						25,000	2
Stock issued for Cash january 15,2009								35,000	4			6,996					7,000
Stock issued for Services January 15, 2009								100,000	10			19,990					20,000

Stock issued for Services January 21, 2009								37,925	4			11,373					11,377
Stock issued for Cash January 21, 2009								35,000	4			6,996					7,000
Stock Retired in connection with Exchange for Common Shares January 27,2009						(27,450)	(3)										(3)
Stock issued in connection with Exchange for Preferred Shares January 27,2009								27,450	3								3
Stock issued for Cash january 28, 2009								10,000	1			1,999					2,000
Stock issued for cash February 3, 2009						63,000	6					6,294					6,300
Stock issued for Services January 24,2009								200,000	20			35,980					36,000
Stock issued for cash February 13, 2009						200,000	20					29,980					30,000
Stock issued for cash February 25, 2009						66,667	7					5,993					6,000
Stock Issued for Debt March 3, 2009								1,000,000	100			99,900					100,000
Stock Retired in connection with Exchange for Common Shares March 10 ,2009						(214,286)	(21)										(21)
Stock issued in connection with Exchange for Preferred Shares march 10, 2009								214,286	21								21
Stock Retired in connection with Exchange for Common Shares March 13 ,2009						(250,000)	(25)										(25)
Stock issued in connection with Exchange for Preferred Shares march 13, 2009								250,000	25								25
Stock issued for Cash March 13, 2009								200,000	20			14,980					15,000
Stock issued for services March 31, 2009								250,000	25			24,975					25,000
Accumulated Other Comprehensive Income as of March 31, 2009																490,000	490,000
Net Loss January 1, 2009 to march 31, 2009													(1,210,188)				(1,210,188)
Balance March 31, 2009	4,852					4,724,478	474	31,162,654	3,117			8,280,520	(9,554,925)		499,000	-	(771,815)
																	(80)
Stock Retired in Connection with Exchange for Common Shares April 21, 2009						(800,000)	(80)
Stock issued in Exchange for Preferred Shares April 21, 2009								800,000	80								80
Stock issued for Services April 21, 2009								325,000	32			42,219					42,251
Stock issued for interest April 24,2009								53,496	5			6,192					6,197
Stock issued to satisfy amounts due as a result of Notes Payable								2,869,827	286			127,497					127,783
Stock Retired in Connection with Exchange for Common Shares May 15, 2009						(780,000)	(78)
Stock issued in Exchange for Preferred Shares May 15,2009								780,000	78								78
Stock issued as dividend May 15, 2009			725,409	73								(73)					(73)
Stock Retired in Connection with Exchange for Common Shares June 8, 2009						(94,000)	(9)
Stock issued in Exchange for Preferred Shares June 8, 2009								94,000	9								9
Stock issued for Services June 22, 2009								200,000	20			13,980					14,000
Stock issued in satisfaction of accrued salary								4,000,000	400			119,600					120,000
Net Loss April 1, 2009 to June 30, 2009													(391,372)				(391,372)
Balance June 30, 2009	4,852		725,409	73		3,050,478	307	40,284,977	4,027			8,589,935	(9,946,297)		499,000	-	(852,955)

Stock issued for interest July 20, 2009								68,398	7			12,311					12,318
Stock Retired in Connection with Exchange for Common Shares July 29, 2009						(75,000)	(7)										(7)
Common Shares issued by subsidiary August 3, 2009												100,000					100,000
Stock issued in Exchange for Preferred Shares July 29, 2009								75,000	7								7
Stock issued to prepay expenses August 20,2009								2,500,000	250			299,750					300,000
Stock issued for services August 20,2009								700,000	70			83,930					84,000
Stock issued by Subsidiary for Services August 31, 2009												200,000					200,000
Stock issued for services September 8,2009								100,000	10			9,050					9,060
Stock issued by Subsidiary September 10, 2009												45,000					45,000
Restricted Stock Award compensation
expense (Stock of Subsidiary) for the year ended September 30, 2009												24,725					24,725
Net Loss July 1, 2009 to September 30, 2009													(497,683)				(497,683)
Loss attributable to non controlling interest in subsidiary														(93,995)			(93,995)
Balance September 30, 2009	4,852		725,409	73		2,975,478	300	43,728,375	4,371			9,364,701	(10,443,980)	(93,995)	499,000	-	(575,535)

Shares issued for services October 19, 2009								50,000	5			4,995					5,000
Stock issued for debt November 16 2009								3,273,333	328			97,873					98,201
Stock issued as contingent payment for services previously rendered December 31 2009								40,000	5								5
Stock issued by Subsidiary for cash												5,000					5,000
Restricted Stock Award compensation												98,916					98,916
expense (Stock of Subsidiary) for 3 months ended November 30, 2009
Common Stock of subsidiary issued as compensation												4,557					4,557
Net Loss October 1, 2009 to December 31 2009													(395,848)				(395,848)
Loss attributable to non controlling interest in subsidiary														(52,754)			(52,754)
Balance December 31, 2009	4,852		725,409	73		2,975,478	300	47,091,708	4,709			9,576,042	(10,839,828)	(146,749)	499,000	-	(759,704)
Shares issued for interest January 19, 2010								229,607	23			30,273					30,296
Shares issued for Convertible Debenture								1,433,333	143			99,857					100,000
Stock retired in connection with exchange for Common Shares February 5, 2010						(109,735)	(13)										(13)
Common Stock issued for Preferred Shares February 5 2010								109,735	10								10
Shares issued for Convertible Debenture February 10,2010								3,000,000	300			29,700					30,000
Shares issued for rental expenses March 31, 2010								2,511,546	251			288,577					288,828
Shares issued for debt March 31, 2010								6,777,920	678			233,776					234,454
Shares issued for debt March 31, 2010								3,593,268	360			251,169					251,529
Shares issued for accrued salary March 31, 2010								4,454,994	445			304,055					304,500
Restricted Stock Award compensation
expense (Stock of Subsidiary) for 3 months ended February 28,2010												76,359					76,359
Shares issued for services March 19 2010								300,000	30			41,950					41,980
Net Loss January 1,2010 to March 31, 2010													(389,680)				(389,680)
Loss attributable to non controlling interest in subsidiary														(41,293)			(41,293)
Balance March 31, 2010	4,852		725,409	73		2,865,743	287	69,502,111	6,949			10,931,758	(11,229,508)	(188,042)	499,000	-	208,559
Stock retired in connection with exchange for Common Shares						(901,922)	(90)										(90)
Stock issued for Preferred shares								901,922	91								91
Net Loss June 30, 2010													(327,226)				(327,226)
Loss attributable to non controlling interest in subsidiary														(47,687)			(47,687)
Balance June 30, 2010	4,852		725,409	73		1,963,821	197	70,404,033	7,040			10,931,758	(11,556,734)	(235,729)	499,000	-	(118,666)
Increase in Contributed Capital															10,355		10,355
Net Loss July1 to September 30,2010													(432,832)				(432,832)
Loss attributable to non controlling interest in subsidiary														(71,387)			(71,387)
Balance September 30, 2010	4,852		725,409	73		1,963,821	197	70,404,033	7,040			10,931,758	(11,989,566)	(307,116)	509,355	-	(541,143)
Stock issued by Subsidiary for cash October 7, 2010												100,000					100,000
Stock issued by Subsidiary for services November 17 and November 30, 2010												62,400					62,400
Net Loss October 1, 2010 to December 31 2010													(265,800)				(265,800)
Net Loss attributable to non controlling interest in subsidiary														(117,320)			(117,320)
Balance December 31, 2010	4,852		725,409	73		1,963,821	197	70,404,033	7,040			11,094,158	(12,255,366)	(424,436)	509,355	-	(644,543)
Common Stock of Subsidiary issued for cash January 26, 2011												100,000					100,000
Common Stock of Subsidiary issued for debt January 3, 2011												39,992					39,992
Common Stock issued for debt February 17, 2011								1,785,714	178			56,643					56,821
Common Stock of Subsidiary issued to employees January 3, 2011												70,638					70,638
Common Stock of Subsidiary issued to consultant january 4, 2011												17,600					17,600
Common Stock of Subsidiary issued in connection with Asset Purchase Agreement January 4, 2011												193,200					193,200
Intecompany Liability recognized on deconsolidation of Entest Biomedical, Inc.												(73,500)					(73,500)
Net Income January 1,2011 to March 31, 2011													41,556,283				41,556,283
Net Loss attributable to non controlling interest in subsidiary														(112,525)			(112,525)
Deconsolidation of Entest Biomedical														536,961			536,961
Equity in Net Income (Losses) of Entest Biomedical, Inc.													(101,838)				(101,838)
Balance March 31, 2011	4,852		725,409	73		1,963,821	197	72,189,747	7,218			11,498,731	29,199,079	-	509,355	-	41,214,653
Net Loss April 1, 2011 to June 30, 2011													(616,870)				(616,870)
Equity in Net Income (Losses) of Entest Biomedical, Inc.													(69,867)				(69,867)
Balance June 30, 2011	4,852		725,409	73		1,963,821	197	72,189,747	7,218			11,498,731	28,512,342	-	509,355	-	40,527,916
Net Loss July1 to September 30,2011													(119,360)				(119,360)
Equity in Net Income (Losses) of Entest Biomedical, Inc.													(92,862)				(92,862)
Balance September 30, 2011	4,852		725,409	73		1,963,821	197	72,189,747	7,218			11,498,731	28,300,120	-	509,355	-	40,315,694
Shares issued for indebtedness April 23, 2012								6,944,444	694			24,306					25,000
Shares issued for indebtedness April 23, 2012								2,777,778	278			9,723					10,001
Shares issued for indebtedness April 24, 2012								3,333,333	333			11,667					12,000
Shares issued for indebtedness April 30, 2012								835,608	84			2,917					3,001
Shares issued for indebtedness May 2, 2012								3,000,000	300			2,700					3,000
Shares issued for indebtedness May 11, 2012								2,564,103	256			9,744					10,000
Shares issued for indebtedness May 11, 2012								2,564,103	259			9,744					10,003
Shares issued for indebtedness May 11, 2012								5,769,231	577			21,924					22,501
Shares issued for indebtedness May 14, 2012								3,428,571	343			11,658					12,001
Shares issued for indebtedness May 16, 2012								3,448,276	345			9,655					10,000
Shares issued for indebtedness May 21, 2012								5,454,545	546			11,455					12,001
Shares issued for indebtedness May 24, 2012								3,000,000	300			5,700					6,000
Shares issued for indebtedness May 30, 2012								9,920,635	993			12,758					13,751
Shares issued for indebtedness June 6, 2012								11,900,000	1,190			16,660					17,850
Shares issued for indebtedness June 8, 2012								2,633,333	264			3,687					3,951
Shares issued for indebtedness June 8, 2012								6,000,000	600			8,400					9,000
Shares issued for indebtedness June 8, 2012								6,000,000	600			8,400					9,000
Shares issued for indebtedness June 12, 2012								7,783,333	778			10,897					11,675
Shares issued for indebtedness June 12, 2012								6,000,000	600			8,400					9,000
Shares issued for indebtedness June 12, 2012								333,333	33			967					1,000
Shares issued for indebtedness June 19, 2012								5,333,333	533			15,467					16,000
Shares issued for indebtedness June 12, 2012								3,425,000	343			9,933					10,276
Shares issued for indebtedness July 2, 2012								6,208,333	620			14,270					14,890
Shares issued for indebtedness July 2, 2012								4,892,473	489			8,609					9,098
Shares issued for indebtedness July 13, 2012								3,250,494	326			5,675					6,001
Shares issued for indebtedness July 16, 2012								8,884,409	888			15,637					16,525
Shares issued for indebtedness July 16, 2012								2,696,274	269			4,731					5,000
Shares issued for indebtedness August 17, 2012								10,317,460	1,031			11,969					13,000
Shares issued for indebtedness August 17, 2012								6,983,333	698			9,777					10,475
Shares issued for indebtedness August 17, 2012								4,064,506	407			5,594					6,001
Shares issued for indebtedness September 7, 2012								9,370,482	938			9,063					10,001
Shares issued for indebtedness September 10, 2012								5,000,000	500			24,500					25,000
Shares issued for indebtedness September 12, 2012								6,626,500	662			5,338					6,000
Shares issued for indebtedness September 12, 2012								5,633,000	563			5,437					6,000
Shares issued for indebtedness September 28, 2012								7,284,313	728			6,572					7,300
Shares issued for indebtedness August 17, 2012								10,161,266	1,016			13,984					15,000
Shares issued for indebtedness June 8, 2012								6,000,000	600			8,400					9,000
Shares issued for indebtedness June 8, 2012								6,000,000	600			8,400					9,000
Shares issued pursuant to contractual obligations May 18, 2012								2,040,000	204			8,990					9,194
Shares issued pursuant to contractual obligations May 25, 2012								5,370,000	537			12,894					13,431
Shares issued pursuant to contractual obligations June 6, 2012								3,970,000	397			21,448					21,845
Shares issued pursuant to contractual obligations June 25, 2012								1,920,000	192			8,075					8,267
Shares issued pursuant to contractual obligations July 9, 2012								204,301	20			655					675
Shares issued pursuant to contractual obligations July 16, 2012								503,378	50			1,712					1,762
Shares issued pursuant to contractual obligations August 17, 2012								1,708,540	170			7,518					7,688
Shares issued pursuant to contractual obligations August 17, 2012								780,119	78			3,430					3,508
Shares issued for Investment Banking Services May 2,2012								5,000,000	500			64,500					65,000
Restricted Stock Award issued to Employee May 14, 2012								12,000,000	1,200			(1,200)					-
Restricted Stock Award issued to Employee July 5, 2012								12,000,000	1,200			(1,200)					-
Shares issued to Employees May 14, 2012	90,000	9															9
Nonvoting Convertible preferred Shares Issued for Services August 30, 2012										75,000	75,000						75,000
Net Loss													(1,353,727)				(1,353,727)
Equity in Net Income (Losses) of Entest Biomedical, Inc.													(399,082)				(399,082)
Accumulated Other Comprehansive Income (Loss)																(41,314,361)	(41,314,361)
Recognition of Beneficial Conversion Feature , Convertible Notes												439,709					439,709
Recognition of Beneficial Conversion Feature , Nonvoting Convertible Preferred												32,142					32,142
Beneficial Conversion feature deemed dividend												(32,142)					(32,142)
Restricted Stock Award Compensation Expense recogized												40,800					40,800
Balance September 30, 2012	94,852	9	725,409	73		1,963,821	197	323,507,887	32,350	75,000	75,000	12,490,780	26,547,311	-	509,355	(41,314,361)	(1,659,286)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			From inception
	Year ended September 30,	Year ended September 30,	to September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (1,752,809)	$ 40,289,686	$ 26,547,311
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	40,809	71,387	1,227,151
Stock issued for services rendered by consultants	140,000	62,396	4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest		6,821	138,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	24,925	500	(15,000)
Increase (Decrease) in Accounts Payable	2,532	(121,021)	133,040
Increase (Decrease) in Accrued Expenses	(260,180)	188,481	580,466
Increase (Decrease) in Other Comprehensive Income	(41,314,361)		(41,364,361)
(Increase) Decrease in Employee Receivable		1,396
Increase (Decrease) in Due to Affiliate	(20,360)	59,500	39,140
Non cash increase in Investment in Entest		(42,000,000)	(42,000,000)
Loss attributable to Non Controlling interest in		(229,845)
subsidiary
De-rcognition of noncontrolling Interest due to deconsolidation		536,961
Equity in Loss of Entest	399,082	264,567	663,649
Net Cash Provided by (Used in) Operating
Activities	(42,740,362)	(869,171)	(49,510,595)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets		22,366	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets		7,300	7,300
Loss on Disposal of Equipment	20,789	510,780	531,569
Net Cash Provided by (Used in) Investing
Activities	20,789	540,466	(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual
Obligations	66,372		66,372
Additional paid in Capital	439,708	336,498	962,945
Principal borrowings on Convertible Debentures	392,108	70,326	705,809
Principal borrowings (repayments) on notes and
Convertible Debentures	647,445	(78,094)	2,932,529
(Increase) Decrease in Securities available for
Sale	(22,000)		28,000
Net Borrowings From Related Parties			1,195,196
(Increase) Decrease in Investment in Subsidiary	41,336,361		41,336,361
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs	(65,000)		(65,000)
Net Cash Provided by (Used in) Financing
Activities	42,794,994	328,730	49,593,214

Net Increase (Decrease) in Cash	75,421	25	75,752

Cash at Beginning of Period	331	306	0

Cash at End of Period	$ 75,752	$ 331	$ 75,752

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$ 405,300	$ 89,992	$ 1,701,353

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
	Year Ended	Year Ended
	September 30,	September 30,
	2012	2011

Net Income	(1,752,809)	40,289,686
Less:
Unrealized Losses
on Securities	(41,314,361)	0
Total Other Comprehensive Income (Loss)	(41,314,361)	0
Comprehensive Income	(43,067,170)	40,289,686

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

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest BioMedical, Inc. , the Company generated net losses of $ 14,434,728 (excluding $663,649 of Equity in Net Losses of Entest BioMedical, inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EXHIBITS:

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
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: July 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July , 2013.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date: July 31, 2013.