Form 10-Q/A
period 2012-12-31
Bio-Matrix Scientific Group, Inc.
filed 2013-07-31
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

EXPLANATORY NOTE:

THIS AMENDMENT NO. 2 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2012 (“FORM 10-Q”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO. 1 TO THE FORM 10-Q (“ORIGINAL FILING”).

PART 1, ITEM 1 FINANCIAL STATEMENTS

THE COMPANY HAS NOT MODIFIED OR UPDATED DISCLOSURES PRESENTED IN THE ORIGINAL FILING, EXCEPT AS INDICATED ABOVE. ACCORDINGLY, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING AND DOES NOT MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS, EXCEPT AS SPECIFICALLY REFERENCED HEREIN. INFORMATION NOT AFFECTED BY THE ABOVE AMENDMENTS IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE ORIGIN

PART I – Item 1 FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	(unaudited)
	As of December	As of
	31, 2012	September 30, 2012

ASSETS
CURRENT ASSETS
Cash	$ 815	$ 75,752
Prepaid Expenses	15,000	15,000
Total Current Assets	15,815	90,752

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)		0

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary
Available for Sale Securities	11,000	22,000
Total Other Assets	80,200	91,200

TOTAL ASSETS	$ 96,015	$ 181,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	137,544	133,039
Notes Payable	538,420	817,020
Accrued Payroll	411,192	307,692
Accrued Payroll Taxes	31,546	27,769
Accrued Interest	217,902	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	450,221	300,509
Due to Affiliate	34,895	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,827,720	1,841,238

Total Liabilities	1,827,720	1,841,238

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
December 31, 2012 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of December 31, 2012 and
September 30, 2012	9	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of December 31, 2012 and
September 30, 2012 respectively	73	73
Common Stock ($.0001 par value) 2,000,000,000 shares authorized;
1,035,901,471 and 323,507,887 issued and outstanding as of
December 31, 2012 and September 30 , 2012 respectively	103,589	32,350
Non Voting Convertible Preferred Stock ($1 Par value)	75,000	75,000
200,000 shares authorized;75,000 and 75,000 issued and outstanding as of September 30, 2012 and December 31, 2012
Additional Paid in capital	12,954,788	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	25,950,645	26,547,311
Accumulated Other Comprehensive Income (Loss)	(41,325,361)	(41,314,361)
Total Stockholders' Equity (Deficit)	(1,731,705)	(1,659,286)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 96,015	$ 181,952

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)	(unaudited)	(unaudited)
	3 months ended	3 months Ended	From inception through
	31-Dec-12	December 31, 2011	December 31, 2012

REVENUES	$ -	$ -	$ -

COST AND EXPENSES
Research and Development	6,509		1,279,395
General and Administrative	173,117	110,578	7,072,131
Depreciation and Amortization			2,668
Consulting and Professional Fees	55,648	31,226	5,079,594
Impairment of Goodwill and Intangibles			34,688
Total Costs and Expenses	235,274	141,804	13,468,476

OPERATING LOSS	(235,274)	(141,804)	(13,468,476)

OTHER INCOME & (EXPENSES)
Interest Expense	(9,953)	(14,777)	(423,627)
Loss on Early Extinguishment of Debt			(41,688)
Interest Expense attributable to
amortization of discount	(316,216)	(1,759)	(690,554)
Interest Income			306
Securities issued pursuant to contractual
obligations	(35,223)		(101,595)
Other Income			176,916
Gain on de-consolidation of subsidiary			41,645,688
Loss on sale of Available for Sale Securities			(487,900)
Loss on disposal of Equipment			(531,571)
Other Expense			(166)

Total Other Income & (Expense)	(361,392)	(16,536)	39,545,809

NET INCOME (LOSS)	(596,666)	(158,340)	26,077,333
(Net Income) Loss attributable to
noncontrolling interest			536,961
NET INCOME (LOSS) before
equity in subsidiary losses			26,614,294
Equity in Net Income (Loss)
of subsidiary		(55,333)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	$ (596,666)	$ (213,673)	$ 25,950,645

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$ (0.0010)	$ (0.0030)
Weighted average number of
shares outstanding	425,779,002	72,189,747

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	(unaudited)	(unaudited)	(unaudited)
	Three Months Ended	Three Months Ended	From inception
	December 31, 2012	December 31, 2011	to December 31
			2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (596,666)	$ (213,673)	$ 25,950,645
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	26,400		1,253,551
Stock issued for services rendered by consultants			4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest	2,120		140,667
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses			(15,000)
Increase (Decrease) in Accounts Payable	4,505	1,750	137,545
Increase (Decrease) in Accrued Expenses	115,110	89,777	695,576
Increase (Decrease) in Other Comprehensive Income	(11,000)		(41,375,361)
(Increase) Decrease in Employee Receivable
Increase (Decrease) in Due to Affiliate	(4,245)		34,895
Non cash increase in Investment in Entest			(42,000,000)
Loss attributable to Non Controlling interest in
subsidiary
Equity in Loss of Entest		55,333	663,649
Net Cash Provided by (Used in) Operating
Activities	(463,776)	(66,813)	$ (49,974,371)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets			(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment			531,569
Net Cash Provided by (Used in) Investing
Activities			(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual
Obligations	35,223		101,595
Additional paid in Capital	290,000	40,909	1,252,945
Principal borrowings on Convertible Debentures	316,216	10,850	1,022,025
Principal borrowings (repayments) on notes and
Convertible Debentures	(263,600)	25,108	2,668,929
(Increase) Decrease in Securities available for
Sale	11,000		39,000
Net Borrowings From Related Parties			1,195,196
(Increase) Decrease in Investment in Subsidiary			41,336,361
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs			(65,000)
Net Cash Provided by (Used in) Financing
Activities	388,839	76,867	49,982,053

Net Increase (Decrease) in Cash	(74,937)	10,054	$ 815

Cash at Beginning of Period	75,752	331	0

Cash at End of Period	$ 815	$ 10,385	$ 815

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$ 181,504		$ 1,883,037

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(unaudited)	(unaudited)
	Quarter Ended	Quarter Ended
	December 31	December 31
	2012	2011

Net Income	(596,666)	(213,673)
Less:
Unrealized Losses
on Securities	(11,000)	0
Total Other Comprehensive Income (Loss)	(11,000)	0
Comprehensive Income	(607,666)	(213,673)

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

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41, 645,688 recognized upon the deconsolidation of Entest Biomedical, Inc. , the Company generated net losses of $ 15,031,394 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through December 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

July 31, 2013