Form 10-Q/A
period 2013-03-31
Bio-Matrix Scientific Group, Inc.
filed 2013-07-31
CIK 1079282

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

EXPLANATORY NOTE

THIS AMENDMENT NO. 2 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2013 (“FORM 10-Q”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO. 1 TO THE FORM 10-Q (“ORIGINAL FILING”).

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

PART I - ITEM 1 FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
	(unaudited)
	As of March	As of
	31	September 30, 2012
	2013
ASSETS
CURRENT ASSETS
Cash	$ 10,684	$ 75,752
Prepaid Expenses	15,000	15,000
Total Current Assets	25,684	90,752

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	0	0

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary
Available for Sale Securities	35,000	22,000
Total Other Assets	104,200	91,200

TOTAL ASSETS	129,884	181,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	147,844	133,039
Notes Payable	479,950	817,020
Bank Overdraft	2,286
Accrued Payroll	543,192	307,692
Accrued Payroll Taxes	31,411	27,769
Accrued Interest	225,437	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	367,867	300,509
Due to Affiliate	34,895	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,838,882	1,841,238

Total Liabilities	1,838,882	1,841,238

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
March 31, 2013 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of March 31, 2013 and
September 30, 2012	9	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of March 31, 2013 and
September 30 , 2012 respectively	73	73
Common Stock ($.0001 par value) 2,000,000,000 shares authorized;
1,360,232,659 and 323,507,887 issued and outstanding as of
March 31, 2013 and September 30 , 2012 respectively	136,022	32,350
Non Voting Convertible Preferred Stock ($1 Par value)	75,000	75,000
200,000 shares authorized;75,000 and 75,000 issued and outstanding as of September 30, 2012 and March 31, 2013
Additional Paid in capital	13,862,550	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	25,009,157	26,547,311
Accumulated Other Comprehensive Income (Loss)	(41,301,361)	(41,314,361)
Deficit attributable to noncontrolling interest in subsidiary	(1,708,998)	(536,961)

Total Stockholders' Equity (Deficit)	(1,708,998)	(1,659,286)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 129,884	$ 181,952

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	3 months ended	3 months ended	6 months ended	6 months ended	From inception through
	31-Mar-13	31-Mar-12	31-Mar-13	31-Mar-12	March 31, 2013

REVENUES	$ -	$ -	$ -	$ -	$ -

COST AND EXPENSES
Research and Development			6,509		1,279,395
General and Administrative	800,531	76,665	973,648	189,743	7,872662
Depreciation and Amortization					2,668
Consulting and Professional Fees	15,671	29,515	71,319	58,241	5,095,265
Impairment of Goodwill and Intangibles					34,688
Total Costs and Expenses	816,202	106,180	1,051,476	247,984	14,284,678

OPERATING LOSS	(816,202)	(106,180)	(1,051,476)	(247,984)	(14,284,678)

OTHER INCOME & (EXPENSES)
Interest Expense	(9,965)	(34,162)	(19,918)	(48,939)	(433,592)
Loss on Early Extinguishment of Debt					(41,688)
Interest Expense attributable to
amortization of discount	(115,321)	(20,643)	(431,537)	(22,402)	(805,875)
Interest Income					306
Securities issued pursuant to contractual
obligations			(35,223)		(101,595)
Other Income					176,916
Gain on de-consolidation of subsidiary					41,645,688
Loss on sale of Available for Sale Securities					(487,900)
Loss on disposal of Equipment					(531,571)
Other Expense					(166)
Other Losses attributable to subsidiary
Total Other Income & (Expense)	(125,286)	(54,805)	(486,678)	(71,341)	39,420,523

NET INCOME (LOSS)	(941,488)	(160,985)	(1,538,154)	(319,325)	25,135,845
(Net Income) Loss attributable to
noncontrolling interest					536,961
NET INCOME (LOSS) before
equity in losses of subsidiary		(160,985)		(319,325)	25,672,806
Equity in Net Income (Loss)
of Entest		(343,749)		(399,082)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	$ (941,488)	$ (504,734)	$ (1,538,154)	$ (718,407)	$ 25,009,157

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$ (0.0008)	$ (0.0070)	$ (0.0018)	$(0.01)
Weighted average number of
shares outstanding	1,136,084,829	72,189,747	838,129,516	72,189,747

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	(unaudited)	(unaudited)	(unaudited)
	Six Months Ended	Six Months Ended	From inception
	March 31, 2013	March 31, 2012	to march 31
			2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (1,538,154)	$ (718,407)	$ 25,009,157
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	26,400		1,253,551
Stock issued for services rendered by consultants			4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest	4,640		143,187
Stock issued for expenses	640,000		640,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses			(15,000)
Increase (Decrease) in Accounts Payable	14,805		147,845
Increase (Decrease) in Accrued Expenses	254,510	198,939	834,976
Increase (Decrease) in bank Overdraft	2,286		2,286
Increase (Decrease) in Other Comprehensive Income	13,000		(41,351,361)
(Increase) Decrease in Employee Receivable			0
Increase (Decrease) in Due to Affiliate	(4,245)	240	34,895
Non cash increase in Investment in Entest			(42,000,000)
Equity in Loss of Entest		399,082	663,649
Net Cash Provided by (Used in) Operating
Activities	(586,758)	(120,146)	$ (50,097,353)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets			(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment			531,569
Net Cash Provided by (Used in) Investing
Activities			(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164

Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual
Obligations	35,223		101,595
Additional paid in Capital	390,000	40,909	1,352,945
Principal borrowings on Convertible Debentures	431,537	58,993	1,137,346
Principal borrowings (repayments) on notes and
Convertible Debentures	(322,070)	20,157	2,610,459
(Increase) Decrease in Securities available for
Sale	(13,000)		15,000
Net Borrowings From Related Parties			1,195,196
(Increase) Decrease in Investment in Subsidiary			41,336,361
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs			(65,000)
Net Cash Provided by (Used in) Financing
Activities	521,690	120,059	50,114,904

Net Increase (Decrease) in Cash	(65,068)	(87)	10,684

Cash at Beginning of Period	75,752	331	0

Cash at End of Period	$ 10,684	$ 244	$ 10,684

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$ 379,179		$ 2,088,412

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)	(unaudited)	(unaudited)
	Quarter Ended	Quarter Ended
	March 31	March 31
	2013	2012

Net Income	(941,488)	(504,734)
Less:
Unrealized Gains (Losses)
on Securities	24,000	0
Total Other Comprehensive Income (Loss)	24,000	0
Comprehensive Income	(917,488)	(504,734)

	(unaudited)	(unaudited)
	Six Months Ended	Six Months
	March 31	March 31
	2013	2012

Net Income	(1,538,154)	(718,407)
Less:
Unrealized Gains (Losses)
on Securities	13,000	0
Total Other Comprehensive Income (Loss)	13,000	0
Comprehensive Income	(1,525,154)	(718,407)
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

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc. , the Company generated net losses of $ 15,972,882 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through March 31, 2013). This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Common stock, $ 0.0001 par value;2,000,000,000 shares authorized: 1,360,232,659   shares issued and outstanding.

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

Although the Company believes this legal action has no merit, it is not possible to predict the ultimate outcome of this legal action.

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