Form 10-Q
period 2013-06-30
Bio-Matrix Scientific Group, Inc.
filed 2013-08-14
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No    ☑

There were 1,993,299,049 shares of Common Stock outstanding as of August 6, 2013.

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
	(unaudited)
	As of	As of
	June 30, 2013	September 30, 2012
ASSETS
CURRENT ASSETS
Cash	$10,282	$75,752
Prepaid Expenses	15,000	15,000
Total Current Assets	25,282	90,752
PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	0	0
OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary	--	--
Available for Sale Securities	24,000	22,000
Total Other Assets	93,200	91,200
TOTAL ASSETS	$118,482	$181,952
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	139,065	133,039
Notes Payable	353,812	817,020
Bank Overdraft	47	--
Accrued Payroll	521,594	307,692
Accrued Payroll Taxes	44,235	27,769
Accrued Interest	230,581	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	230,188	300,509
Due to Affiliate	34,895	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,560,417	1,841,238
Total Liabilities	1,560,417	1,841,238
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 1,963,821 issued and outstanding as of June 30, 2013 and September 30 2012	197	197
Series AA Preferred ($.0001 par value) 100,000 shares authorized; 94,852 issued and outstanding as of June 30, 2013 and September 30, 2012	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized; 40,000 and 0 shares issued and outstanding as of June 30, 2013 and September 30, 2012 respectively	4	--
Series B Preferred Shares ($0.0001) par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of June 30, 2013 and September 30 , 2012	73	73
Common Stock ($0.0001 par value) 2,000,000,000 shares authorized; 1,998,289,873 and 323,507,887 issued and outstanding as of September 30, 2011 and September 30 , 2012	199,828	32,350
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 75,000 and 75,000 issued and outstanding as of June 30, 2013 and September 30, 2012	75,000	75,000
Additional Paid in capital	14,355,592	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	24,730,368	26,547,311
Accumulated Other Comprehensive Income (Loss)	(41,312,361)	(41,314,361)
Total Stockholders' Equity (Deficit)	(1,441,935)	(1,659,286)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$118,482	$181,952

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	3 months ended	3 months ended	9 months ended	9 months ended	From inception through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

REVENUES	$--	$--	$--	$--	$--
COST AND EXPENSES
Research and Development	3,000	--	9,509	--	1,282,395
General and Administrative	196,444	73,189	1,170,092	262,932	8,069,106
Depreciation and Amortization	--	--	--	--	2,668
Consulting and Professional Fees	51,703	44,346	123,022	102,587	5,146,968
Impairment of Goodwill and Intangibles	--	--	--	--	34,688
Total Costs and Expenses	251,147	117,535	1,302,623	365,519	14,535,825

OPERATING LOSS	(251,147)	(117,535)	(1,302,623)	(365,519)	(14,535,825)

OTHER INCOME & (EXPENSES)
Interest Expense	(12,321)	(5,859)	(32,239)	(54,798)	(445,913)
Loss on Early Extinguishment of Debt	--	(29,106)	--	(29,106)	(41,688)
Interest Expense attributable to amortization of discount	(15,321)	(317,050)	(446,858)	(339,452)	(821,196)
Interest Income	--	--	--	--	306
Securities issued pursuant to contractual obligations	--	(52,738)	(35,223)	(52,738)	(101,595)
Other Income	--	--	--	--	176,916
Gain on de-consolidation of subsidiary	--	--	--	--	41,645,688
Loss on sale of Available for Sale Securities	--	--	--	--	(487,900)
Loss on disposal of Equipment	--	--	--	--	(531,571)
Other Expense	--	--	--	--	(166)
Total Other Income & (Expense)	(27,642)	(404,753)	(514,320)	(476,094)	39,392,881
NET INCOME (LOSS)	(278,789)	(522,288)	(1,816,943)	(841,613)	24,857,056
(Net Income) Loss attributable to noncontrolling interest	--	--	--	--	536,961
NET INCOME (LOSS) before equity in subsidiary losses	--	--	--	--	25,394,017
Equity in Net Income (Loss) of Entest	--	--	--	(399,082)	(663,649)
NET INCOME (LOSS) attributable to common shareholders	$(278,789)	$(522,288)	(1,816,943)	$(1,240,695)	24,730,368
BASIC AND FULLY DILUTED EARNINGS (LOSS)	$(0.0002)	$(0.0041)	(0.0016)	$(0.01)
Weighted average number of shares outstanding	1,776,048,314	127,570,136	1,154,891,111	163,598,418

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
	(unaudited)	(unaudited)	(unaudited)
	Nine Months Ended June 30,	Nine Months Ended June 30,	From inception to June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,816,943)	$(1,240,695)	$24,730,368
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Depreciation expense	--	--	2,667
Stock issued for compensation to employees	43,800	7,209	1,270,951
Stock issued for services rendered by consultants	--	65,000	4,223,130
Stock issued for prepaid expenses	--	--	313,665
Stock issued for interest	4,640	--	143,187
Stock issued for expenses	640,000	--	640,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	--	--	(15,000)
Increase (Decrease) in Accounts Payable	6,026	513	139,066
Increase (Decrease) in Accrued Expenses	250,880	(445,202)	831,346
Increase (Decrease) in Bank Overdraft	47	--	47
Increase (Decrease) in Other Comprehensive Income	2,000	(41,216,361)	(41,362,361)
(Increase) Decrease in Employee Receivable	--	--	0
Increase (Decrease) in Due to Affiliate	(4,245)	(6,560)	34,895
Non cash increase in Investment in Entest	--	--	(42,000,000)
Equity in Loss of Entest	--	399,082	663,649
Net Cash Provided by (Used in) Operating Activities	(873,795)	(42,437,014)	(50,384,390)
CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets	--	--	(4,200)
Purchases of fixed assets	--	--	(541,536)
Disposal of Fixed Assets	--	--	7,300
Loss on Disposal of Equipment	--	--	531,569
Net Cash Provided by (Used in) Investing Activities	--	--	(6,867)
CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash	--	--	874,985
Common Stock issued for Cash	--	--	621,164
Common Stock issued for Accrued Salaries	116,452	--	540,952
Preferred Stock issued for Accrued Salaries	10,000	--	10,000
Common Stock issued pursuant to Contractual Obligations	35,223	52,738	101,595
Additional paid in Capital	390,000	381,424	1,352,945
Principal borrowings on Convertible Debentures	446,858	217,229	1,152,667
Principal borrowings (repayments) on notes and Convertible Debentures	(188,208)	663,818	2,744,321
(Increase) Decrease in Securities available for Sale	(2,000)	(120,000)	26,000
Net Borrowings From Related Parties	--	--	1,195,196
(Increase) Decrease in Investment in Subsidiary	--	41,336,361	41,336,361
Contributed Capital	--	--	509,353
Increase (Decrease) in Notes from Affiliated party	--	--	1,000
(Increase) Decrease in Deferred Financing Costs		(65,000)	(65,000)
Net Cash Provided by (Used in) Financing Activities	808,325	42,466,570	50,401,539
Net Increase (Decrease) in Cash	(65,470)	29,556	10,282
Cash at Beginning of Period	75,752	331	0
Cash at End of Period	$10,282	$29,887	$10,282
Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$792,179	$255,000	$2,501,412

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Comprehensive Income

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Net Income	$(278,789)	$(522,288)	$(1,816,943)	$(1,240,695)
Less:
Unrealized Losses on Securities	(11,000)	(41,216,361)	2,000	(41,216,361)
Total Other Comprehensive Income (Loss)	(11,000)	(41,216,361)	2,000	(41,216,361)
Comprehensive Income	(289,789)	(41,738,649)	(1,814,943)	(42,457,056)

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to condensed consolidated Financial Statements

As of June 30, 2013

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

The Company’s financial instruments as of June 30, 2013 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc.  The fair value of all of the Company’s financial instruments as of June 30, 2013 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. All options and convertible debt outstanding has an anti-dilutive effect on the EPS, therefore Diluted Earnings per Share are the same as basic earnings per share.

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended June 30, 2013 and June 30, 2012 respectively.

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

 Property and Equipment as of June 30, 2013 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment		0
Computer		0
		0
Subtotal		0
Less accumulated depreciation
Total		$US 0

 Property and equipment as of June 30, 2012 consists of the following:

Acquisition cost:	Estimate useful life (year)

Office equipment	3 to 5	7,250
Computer	3	16,207

Subtotal		23,457
Less accumulated depreciation		(2,668)
Total		$US 20,789

Depreciation expenses were $0 and $ 0 for the quarters ended June 30, 2013 and quarter ended June 30, 2012, respectively. With the exception of one computer which is fully depreciated, no property and equipment has yet to be utilized in production therefore no depreciation shall be recognized until usage commences. During the quarter ended September 30, 2012 the Company abandoned $20,789 of Computer Equipment and Office Equipment.

NOTE 4. OPTIONS AND WARRANTS

On August 20, 2012 the Company issued to the holder of a $165,000 convertible promissory note a warrant, exercisable for three years from August 20, 2012, to purchase up to 16,500,000 of the common shares of the Company at an exercise price of $0.01 per share. As of June 30, 2013 the Company had the following warrants and options outstanding:

Shares issuable through Exercise of Warrant	Exercise Price	Shares Exercised	Expiration date
16,500,000	$0.01	0	August 20,2015

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $ 16,251,671 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through June 30, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash.

On April 26, 2012 the Company executed an Equity Purchase Agreement (the "Purchase Agreement") and Registration Rights Agreement (the "Rights Agreement") with Southridge Partners II, LP, and a Delaware limited partnership ("Southridge").

Under the terms of the Purchase Agreement, Southridge will purchase, at the Company's election, up to $20,000,000 of the Company's registered common stock (the "Shares"). During the term of the Purchase Agreement, the Company may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 91% of the Market Price; as such capitalized term is defined in the Purchase Agreement, on such date on which the Purchase Price is calculated in accordance with the terms and conditions of this Agreement.

Market Price, as such term is defined in the Purchase Agreement, means the lowest Closing Price, as such term is defined in the Purchase Agreement, during the Valuation Period, and as such term is defined in the Purchase Agreement.

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

NOTE 6. INCOME TAXES

As of June 30, 2013

Deferred tax assets:
Net operating tax carry forwards	$5,946,905
Other	-0-
Gross deferred tax assets	5,946,905
Valuation allowance	(5,946,905)

Net deferred tax assets	$-0-

As of  June 30 ,  2013 the Company has a  Deferred Tax Asset of  $5,946,935 completely attributable to net operating loss carry forwards  of approximately $17,490,897   ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $17,452,281   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG, Regen  and Entest

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of June 30, 2013 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $192,312. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company.  Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. Between October 1, 2011 and September 30, 2012 the Company made payments to Entest totaling $20,600. Between October 1, 2012 and December 31, 2012 the Company became indebted to Entest in the amount of an additional $755 for expenses paid on behalf of the Company by Entest. As of June 30, 2013 the amount due to Entest is $34,895. This obligation bears no interest and is due and payable on the demand of Entest. Entest is considered a related party due to the fact that the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest.

NOTE 8. NOTES PAYABLE

	September 30, 2012	June 30, 2013

Bio Technology Partners Business Trust	44,500	44,500
Venture Bridge Advisors	72,000	82,000
David Koos (Note 7)	520	192,312
Sherman Family Trust	700,000	35,000
Notes payable	$817,020	$353,812

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

$35,000 due to Sherman Family Trust consists of all rights to and interest in salaries accrued and unpaid due to David Koos. $35,000 due to Sherman Family Trust bears no interest and is payable in whole or in part at the demand of the Holder.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as June 30, 2013:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized following series issued and outstanding:

1,963,821 Preferred Shares issued, par value $0.0001, and outstanding.

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

94,852 Series AA Preferred Shares, par value $0.0001, issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,000).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series AA Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

40,000 Series AAA Preferred Shares, par value $0.0001, issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AAA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times one hundred thousand (100,000).

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

Non Voting Convertible Preferred Stock , $1.00 Par value, 200,000 shares authorized , 75000 shares issued and outstanding.

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

Common stock, $ 0.0001 par value; 2,000,000,000 shares authorized: 1,998,289,873   shares issued and outstanding.

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

At June 30, 2013, the following convertible debentures remain outstanding:

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

(d) $17,000 in aggregate convertible debt  bearing no interest convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the five trading days immediately preceding a conversion date, as reported by Bloomberg.

Convertible Debentures described in (a) , (b), and (d) are currently due and payable. The holders have not made a demand for payment

As of June 30, 2013 the Aggregate Amount of Convertible Debentures outstanding was $238,701 and the Aggregate Amount of Unamortized discount was $8,513.

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

The convertible indebtedness held by the Plaintiff is convertible at Holder’s demand into the common shares of the Company’s stock at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company and the Plaintiff had agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. There can be no assurance that a subsequent conversion notice for the same amount of indebtedness issued by the Plaintiff would convert into 103,030,303 of the company’s common shares.

The Plaintiff demands compensatory relief according to proof as well as exemplary and punitive damages. In accordance with GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to the current legal proceedings that would materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail or should the proceeding be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

NOTE 12. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities.

NOTE 13. STOCK TRANSACTIONS

During the quarter ended June 30, 2013 the Company:

Issued 92,011, 419 Common Shares in satisfaction of $153,000 of Convertible Notes Payable

Issued 520,000,000 Common Shares in satisfaction of $260,000 of Notes Payable

Issued 40,000 Series AAA Preferred Shares to David Koos in satisfaction of $10,000 of accrued compensation

Issued 26,045,795 Common Shares and agreed to the immediate vesting of 6,000,000 Common Shares issued as a restricted stock award in satisfaction of $116,452 of compensation accrued but unpaid.

Agreed to the cancellation of 6,000,000 Common Shares previously issued as a restricted stock award.

Issued 6,000,000 Common Shares as consideration for employee services.

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

Material Changes in Financial Condition:

As of June 30, 2013 we had Cash on Hand of $10,282 and as of September 30, 2012 we had Cash on Hand of $75,752

The decrease in Cash on Hand of approximately 86% is primarily attributable to expenses incurred in the operation of the Company’s business.

As of June 30,2013 we had Available for Sale Securities of $24,000  and as of September 30, 2012 we had  Available for Sale Securities of $22,000. The increase in Available for Sale Securities of approximately 59% is primarily attributable to remeasurement based on unrealized gain.

As of June 30, 2013 we had Notes Payable of $353,812 and as of September 30, 2012 we had Notes Payable of $817,020.

This decrease of approximately 57% is primarily attributable to reclassification of approximately $390,000 of Notes Payable as Convertible Notes Payable as a result of modification of terms and conditions and the issuance of common stock in satisfaction of an additional $275,000 of Notes Payable offset by additional borrowings of approximately $201,792.

As of June 30, 2013 we had Accrued Payroll of $521,594 and as of September 30, 2012 we had Accrued Payroll of $307,692.

The increase in Accrued Payroll of approximately 69% is primarily attributable to compensation accrued but unpaid to David Koos ( our CEO), and Thomas Ichim (who is employed by Regen) offset by the satisfaction of $116,452 of accrued salaries payable to J. Christopher Mizer during the quarter ended June 30, 2013 through the issuance of common stock and immediate vesting of a nonvested previously issued restricted stock grant and the satisfaction of $10,000 of accrued salaries payable to David R. Koos through the issuance of Series AAA Preferred Stock .

As of June 30 , 2013 we had Accrued Payroll Taxes of $44,235 and as of September 30, 2012 we had Accrued Payroll Taxes $27,769.

This increase of approximately 59% is primarily attributable to the additional accrual of $16, 466 of payroll tax of which $2,019 represents tax liability incurred in connection with the vesting of restricted stock grants, $9,767 represents tax liability incurred in connection with the settlement of accrued salaries due to J. Christopher Mizer through the issuance of common stock and immediate vesting of a nonvested previously issued restricted stock grant, and $1,331 represents tax liability incurred in connection with the issuance of 6,000,000 Common Shares as consideration for employee services.

As of June 30, 2013 we had Accrued Interest of $230,581 and as of September 30, 2012 we had Accrued Interest of $210,069

The increase in Accrued Interest of approximately 9% is primarily attributable to the incurrence of interest expenses of $19,918 by the Company which were accrued but unpaid offset by the satisfaction of $2,520 of interest accrued but unpaid through the issuance of the Company’s common stock as well as cash payments for interest accrued but unpaid of $7,088 to a convertible noteholder.

As of June 30, 2013 we had $230,188  in Convertible Notes payable (net of unamortized discount) and as of September 30, 2012 we had $300,509  in  Convertible Notes payable(net of unamortized discount).

This increase of approximately 23 % is primarily attributable to:

(a)

The reclassification of $390,000 of Notes payable as Convertible Notes Payable as a result of modification of terms and condition.

(b)

The amortization of $ 56,858 of discount attributable to Beneficial Conversion Features recognized in connection with previously issued Convertible Notes Payable

Offset by:

(a)

The issuance of common stock in satisfaction of $517,179 of principal amounts of Convertible Notes Payable

As of June 30 ,2013 we had $34,895 in Amount Due to Affiliate and as of September 30, 2012 we had $39,140 in Amount Due to Affiliate. The decrease of approximately 11% is attributable to:

(a)

Payment of $5,000 to Entest Biomedical, Inc. (an affiliate of the Company) by the Company during the quarter ended December 31, 2012 offset by

(b)

Payment of $755 of expenses on behalf of the Company by Entest Biomedical, Inc. during the quarter ended December 31, 2012.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending June 30, 2013 and -0- for the same quarter ending 2012. Net Losses were $278,789  for the three months ended June 30, 2013. Net Losses were $522,288 for the same quarter ending 2012 .The decrease in Net Loss of approximately 47% is primarily attributable to decreases in expenses attributable to General and Administrative Expenses and Interest Expense Attributable to Amortization of Discount offset by increases in Interest Expense incurred which was not attributable to Amortization of Discount, and Consulting Expenses. The Company also recognize expenses on early extinguishment of debt and issuance of common shares pursuant to contractual obligations of $29,106 and $52,738 respectively during the quarter ended June 30, 2012.

Revenues were -0- for the nine months ending June 30, 2013 and -0- for the same period ending 2012. Net Losses were $1,816,943  for the nine months ended June 30, 2013. Net Losses were $1,240,695 for the same period ending 2012 . The increase in Net Loss of approximately 46% is primarily attributable to increases in :

• General and Administrative Expenses

• Research and Development related expenses

• Consulting Expenses

• Interest Expenses attributable to amortization of discount on convertible notes payable

Offset by:

• Decrease in interest expense incurred not attributable to amortization of discount on convertible notes payable

• Expense of $29,106 on early extinguishment of debt during the period ending 2012

• Decreases in expenses related to issuance of common shares pursuant to contractual obligations

• $399,082 of equity in losses of Entest Biomedical, inc. (“Entest”) an investment accounted for under the equity method, during the period ending 2012. The Company also did not recognize any losses applicable to Equity in Losses of Entest during the period ended 2013 due to reclassification of 10,000,000 common shares of Entest Biomedical Inc owned by the Company as Available for Sale Securities as a result of Company’s ownership of Entest Biomedical Inc falling to below 20% during the three months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30 , 2013, we had $10,282 cash on hand and current liabilities of $1,560,417   such liabilities consisting of Accounts Payable, Notes Payable, Expenses Accrued but not yet paid, Convertible Notes Payable net of Unamortized Discount and Amounts due to Affiliated Parties.

We feel we will not be able to satisfy our  cash requirements over the next twelve months and shall be required to seek additional financing.

During the three months ended June 30, 2013 we satisfied our cash requirements primarily through borrowings from David Koos, the Company’s CEO. There can also be no assurance given by the Company that funds will continue to be lent to the Company by David Koos

On April 26, 2012 the Company executed an Equity Purchase Agreement (the "Purchase Agreement") and Registration Rights Agreement (the "Rights Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge").

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended June 30, 2013.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2013 and ending June 30, 2013, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

The convertible indebtedness held by the Plaintiff is convertible at Holder’s demand into the common shares of the Company’s stock at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company and the Plaintiff had agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. There can be no assurance that a subsequent conversion notice for the same amount of indebtedness issued by the Plaintiff would convert into 103,030,303 of the company’s common shares.

Although the Company believes this legal action has no merit, it is not possible to predict the ultimate outcome of this legal action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares Issued for Services

On May 29, 2013 the Company issued to J. Christopher Mizer 26, 045,795 shares of the Company’s Common Stock (“Shares”) and agreed to the immediate vesting of 6,000,000 shares of the Company’s common stock previously issued to J. Christopher Mizer as a Restricted Stock Award in satisfaction of $ 116,452 of accrued but unpaid salary due to J. Christopher Mizer .

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

A legend was placed on the certificate that evidences the Preferred Shares stating that the preferred Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On August 6, 2013 the Company issued 100,000 of the Company’s Preferred Shares pursuant to that agreement entered into on May 1, 2013 with Dr. Wei Ping Min (“Min”) whereby Min assigned to Regen BioPharma Inc. (“Regen”) , a wholly owned subsidiary of Bio-Matrix Scientific Group, Inc.(“the Company”) , all right, title and interest in US Patent # 8,389,708 as well as all Patent applications from the same family corresponding to numbers PCT/CA2006/000984, CA2612200 and EP1898936.(“Min IP”)

The Preferred Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Preferred Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Preferred Shares.

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

On June 13 2013 the Company issued 100,000,000 Common Shares (“Shares”) in satisfaction of $50,000 of outstanding convertible indebtedness.

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

Bio-Matrix Scientific Group, Inc.

Date: August 6, 2013	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer