Form 10-Q/A
period 2013-03-31
Bio-Matrix Scientific Group, Inc.
filed 2013-08-21
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No    ☑

There were 1,998,299,049 shares of Common Stock outstanding as of August 6, 2013.

EXPLANATORY NOTE

THIS AMENDMENT NO. 3 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2013 (“FORM 10-Q”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO. 2 TO THE FORM 10-Q (“ORIGINAL FILING”).

PART 1, ITEM 1 FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEET

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

PART I - ITEM 1 FINANCIAL INFORMATION

	As of	As of
	March 31, 2013	September 30, 2012
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$10,684	75,752
Prepaid expenses	15,000	15,000
Total current assets	25,684	90,752

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation	0	0

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary	--	--
Available for Sale Securities	35,000	22,000
Total Other Assets	104,200	91,200

TOTAL ASSETS	$129,884	181,952

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$147,844	133,039
Notes payable	479,950	817,020
Bank Overdraft	2,286	--
Accrued Payroll	543,192	307,692
Accrued Payroll Taxes	31,411	27,769
Accrued Interest	225,437	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	367,867	300,509
Due to Affiliate	34,865	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total current liabilities	1,838,882	1,841,238

Total liabilities	$1,838,882	1,841,238

Stockholders’ equity (deficit):
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 1,963,821 issues and outstanding as of March 31, 2013 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of March 31, 2013 and September 30, 2012	9	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of March 31, 2013 and September 30 , 2012 respectively	73	73
Common Stock ($.0001 par value) 2,000,000,000 shares authorized; 1,360,232,659 and 323,507,887 issued and outstanding as of March 31, 2013 and September 30 , 2012 respectively	136,022	32,350
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized;75,000 and 75,000 issued and outstanding as of September 30, 2012 and March 31, 2013	75,000	75,000
Additional Paid-in Capital	13,862,550	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	25,009,157	26,547,311
Accumulated other comprehensive income (loss)	(41,301,361)	(41,314,361)
Total stockholders' equity (deficit)	(1,708,998)	(1,659,286)
Total liabilities and stockholders' deficit	$129,884	181,952

The Accompanying Note are an Integral Part of These Financial Statements.

EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: August 20, 2013	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer