Form 10-K/A
period 2012-09-30
Bio-Matrix Scientific Group, Inc.
filed 2013-09-09
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No 4.

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.4 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (“FORM 10-K”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO 3 TO THE FORM 10K.(“ORIGINAL FILING”)

PART 1 ITEM 8

Audit Report for the year ended September 30, 2011

Consolidated Statement of Cash Flow

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders

Bio-Matrix Scientific Group Inc.

I have audited the accompanying consolidated balance sheet of Bio-Matrix Scientific Group Inc. as of September 30, 2011 and the related statements of operations and cash flows for the year ended September 30, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group Inc. as of September 30, 2011 and the results of its operations and cash flows for the year ended September 30, 2011 in conformity with accounting principles generally accepted in the United States.

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

December 22,2011 (as amended)

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			From
	Year ended September 30	Year ended September 30	inception to September 30
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,752,809)	$40,289,686	$26,547,311
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	40,809	71,387	1,227,151
Stock issued for services rendered by consultants	140,000	62,396	4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest		6,821	138,547
Gain recognized on deconsolidation of Subsidiary		(42,000,000)	(42,000,000)
Derecognition of noncontrolling Interest due to deconsolidation		536,961
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	24,925	500	(15,000)
Increase (Decrease) in Accounts Payable	2,532	(121,021)	133,040
Increase (Decrease) in Accrued Expenses	(260,180)	188,481	580,466
(Increase) Decrease in Employee Receivable		1,396
Increase (Decrease) in Due to Affiliate	(20,360)	59,500	39,140
Loss attributable to Non Controlling interest in subsidiary		(229,845)
Equity in Loss of Entest	399,082	264,567	663,649
Net Cash Provided by (Used in) Operating Activities	(1,426,001)	(869,171)	(8,146,234)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Other Assets		22,366	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets		7,300	7,300
Loss on Disposal of Equipment	20,789	510,780	531,569
Net Cash Provided by (Used in) Investing Activities	20,789	540,466	(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual Obligations	66,372		66,372
Additional paid in Capital	439,708	336,498	962,945
Principal borrowings on Convertible Debentures	392,108	70,326	705,809
Principal borrowings (repayments) on notes and Convertible Debentures	647,445	(78,094)	2,932,529
Net Borrowings From Related Parties			1,195,196
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs	(65,000)		(65,000)
Net Cash Provided by (Used in) Financing Activities	1,480,633	328,730	8,228,853

Net Increase (Decrease) in Cash	75,421	25	75,752

Cash at Beginning of Period	331	306	0

Cash at End of Period	$75,752	$331	$75,752

Supplemental Disclosure of Noncash investing and financing activities:
Stock Issued for Debt	$405,300	$89,992	$1,701,353
Noncash Increase in Investment in Entest		$41,735,443

The Accompanying Notes are an Integral Part of These Financial Statements

EXHIBITS:

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: September 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 9 , 2013.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date: September 9, 2013.