Form 10-Q/A
period 2012-12-31
Bio-Matrix Scientific Group, Inc.
filed 2013-09-09
CIK 1079282

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

PART 1, ITEM 1 FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF CASH FLOW

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

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	(unaudited)	(unaudited)	(unaudited)
	Three Months Ended	Three Months Ended	From inception to
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(596,666)	$(213,673)	$25,950,645
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	26,400		1,253,551
Stock issued for services rendered by consultants			4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest	2,120		140,667
Gain recognized on deconsolidation of Subsidiary			(42,000,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses			(15,000)
Increase (Decrease) in Accounts Payable	4,505	1,750	137,545
Increase (Decrease) in Accrued Expenses	115,110	89,777	695,576
Increase (Decrease) in Due to Affiliate	(4,245)		34,895
Equity in Loss of Entest		55,333	663,649
Net Cash Provided by (Used in) Operating Activities	(452,776)	(66,813)	$(8,599,010)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Other Assets			(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment			531,569
Net Cash Provided by (Used in) Investing Activites			(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual Obligations	35,223		101,595
Additional paid in Capital	290,000	40,909	1,252,945
Principal borrowings on Convertible Debentures	316,216	10,850	1,022,025
Principal borrowings (repayments) on notes and Convertible Debentures	(263,600)	25,108	2,668,929
Net Borrowings From Related Parties			1,195,196
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs			(65,000)
Net Cash Provided by (Used in) Financing Activities	377,839	76,867	8,606,692

Net Increase (Decrease) in Cash	(74,937)	10,054	$815

Cash at Beginning of Period	75,752	331	0

Cash at End of Period	$815	$10,385	$815

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$181,504		$1,883,037

The Accompanying Notes are an Integral Part of These Financial Statements

EXHIBITS:

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer

September 9, 2013