Form 10-Q/A
period 2013-06-30
Bio-Matrix Scientific Group, Inc.
filed 2013-09-09
CIK 1079282

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

EXPLANATORY NOTE:

THIS AMENDMENT NO. 1 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2013 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
	(unaudited)	(unaudited)	(unaudited)
	Nine Months Ended June 30,	Nine Months Ended June 30,	From inception to June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,816,943)	$(1,240,695)	$24,730,368
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Depreciation expense	--	--	2,667
Stock issued for compensation to employees	43,800	7,209	1,270,951
Stock issued for services rendered by consultants	--	65,000	4,223,130
Stock issued for prepaid expenses	--	--	313,665
Stock issued for interest	4,640	--	143,187
Stock issued for expenses	640,000	--	640,000
Gain Recognized on Deconsolidation of subsidiary	--	--	(42,000,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	--	--	(15,000)
Increase (Decrease) in Accounts Payable	6,026	513	139,066
Increase (Decrease) in Accrued Expenses	250,880	(445,202)	831,346
Increase (Decrease) in Bank Overdraft	47	--	47
Increase (Decrease) in Due to Affiliate	(4,245)	(6,560)	34,895
Equity in Loss of Entest	--	399,082	663,649
Net Cash Provided by (Used in) Operating Activities	(875,795)	(1,220,653)	(9,022,029)
CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets	--	--	(4,200)
Purchases of fixed assets	--	--	(541,536)
Disposal of Fixed Assets	--	--	7,300
Loss on Disposal of Equipment	--	--	531,569
Net Cash Provided by (Used in) Investing Activities	--	--	(6,867)
CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash	--	--	874,985
Common Stock issued for Cash	--	--	621,164
Common Stock issued for Accrued Salaries	116,452	--	540,952
Preferred Stock issued for Accrued Salaries	10,000	--	10,000
Common Stock issued pursuant to Contractual Obligations	35,223	52,738	101,595
Additional paid in Capital	390,000	381,424	1,352,945
Principal borrowings on Convertible Debentures	446,858	217,229	1,152,667
Principal borrowings (repayments) on notes and Convertible Debentures	(188,208)	663,818	2,744,321
Net Borrowings From Related Parties	--	--	1,195,196
Contributed Capital	--	--	509,353
Increase (Decrease) in Notes from Affiliated party	--	--	1,000
(Increase) Decrease in Deferred Financing Costs		(65,000)	(65,000)
Net Cash Provided by (Used in) Financing Activities	810,325	1,250,209	9,039,178
Net Increase (Decrease) in Cash	(65,470)	29,556	10,282
Cash at Beginning of Period	75,752	331	0
Cash at End of Period	$10,282	$29,887	$10,282
Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$792,179	$255,000	$2,501,412

The Accompanying Notes are an Integral Part of These Financial Statements.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: September 9, 2013	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer