Form 10-K/A
period 2012-09-30
Bio-Matrix Scientific Group, Inc.
filed 2013-12-27
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No 5.

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

Number of shares outstanding of each of the issuer's class of common stock as of  December 23, 2013:

Common: 2,810,513,321

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.5 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (“FORM 10-K”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO 4 TO THE FORM 10K.(“ORIGINAL FILING”)

PART II ITEM 8

PART IV ITEM 15

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

IOMATRIX SCIENTIFIC GROUP, INC.
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

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			From
	Year ended September 30	Year ended September 30	inception to September 30
	2012 (restated)	2011	2012 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,752,809)	$40,289,686	$26,547,311
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	40,809	71,387	1,227,151
Stock issued for services rendered by consultants	140,000	62,396	4,223,130
Stock issued for prepaid expenses			313,665
Stock issued for interest		6,821	138,547
Gain recognized on deconsolidation of Subsidiary		(42,000,000)	(42,000,000)
Derecognition of noncontrolling Interest due to deconsolidation		536,961
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	24,925	500	(15,000)
Increase (Decrease) in Accounts Payable	2,532	(121,021)	133,040
Increase (Decrease) in Accrued Expenses	(260,180)	188,481	580,466
(Increase) Decrease in Employee Receivable		1,396
Increase (Decrease) in Due to Affiliate	(20,360)	59,500	39,140
Loss attributable to Non Controlling interest in subsidiary		(229,845)
Equity in Loss of Entest	399,082	264,567	663,649
Net Cash Provided by (Used in) Operating Activities	(1,426,001)	(869,171)	(8,146,234)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Other Assets		22,366	(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets		7,300	7,300
Loss on Disposal of Equipment	20,789	510,780	531,569
Net Cash Provided by (Used in) Investing Activities	20,789	540,466	(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for Cash			621,164
Common Stock issued for Accrued Salaries			424,500
Common Stock issued pursuant to Contractual Obligations	66,372		66,372
Additional paid in Capital	439,708	336,498	962,945
Principal borrowings on Convertible Debentures	392,108	70,326	705,809
Principal borrowings (repayments) on notes and Convertible Debentures	647,445	(78,094)	2,932,529
Net Borrowings From Related Parties			1,195,196
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs	(65,000)		(65,000)
Net Cash Provided by (Used in) Financing Activities	1,480,633	328,730	8,228,853

Net Increase (Decrease) in Cash	75,421	25	75,752

Cash at Beginning of Period	331	306	0

Cash at End of Period	$75,752	$331	$75,752

Supplemental Disclosure of Noncash investing and financing activities:
Stock Issued for Debt	$405,300	$89,992	$1,701,353
Noncash Increase in Investment in Entest		$41,735,443

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

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a one time non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest BioMedical, Inc. , the Company generated net losses of $ 14,434,728 (excluding $663,649 of Equity in Net Losses of Entest BioMedical, inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 15. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On September 9, 2013 the Company determined that certain items included within the Company’s Consolidated Statement of Cash Flows for the year ended September 30, 2012 and for the period from inception to September 30 2012 constituted noncash activities which do not affect Net Income and these items have been eliminated from the Company’s Statements of Cash Flows for the periods below indicated.

Consolidated Statement of Cash Flows for the year ended September 30 2012 CASH FLOWS FROM OPERATING ACTIVITIES	As originally presented (42,740,362)	Elimination (41,314,361) Increase (Decrease) in Other Comprehensive Income	As Restated (1,426,001)

Consolidated Statement of Cash Flows from inception to September 30 2012 CASH FLOWS FROM OPERATING ACTIVITIES	As originally presented (49,510,595)	Elimination (41,364,361) Increase (Decrease) in Other Comprehensive Income	As Restated (8,146,234)

Consolidated Statement of Cash Flows for the year ended September 30 2012 CASH FLOWS FROM FINANCING ACTIVITIES	As originally presented 42,794,994	Elimination: 41,336,361 (Increase) Decrease in Investment in Subsidiary Elimination: (22,000) (Increase) Decrease in Securities available for Sale	As Restated 1,480,633

Consolidated Statement of Cash Flows from inception to September 30 2012 CASH FLOWS FROM FINANCING ACTIVITIES	As originally presented 49,593,214	Elimination 41,336,361 Increase (Decrease) in Investment in Subsidiary Elimination: 28,000 (Increase) Decrease in Securities available for Sale	As Restated 8,228,853

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.(incorporated by reference to exhibit 391)(6) of the Company’s Form 10-K filed March 6, 2013)
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012.(incorporated by reference to exhibit 391)(6) of the Company’s Form 10-K filed March 6, 2013)
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008

(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated August 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: December 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 9 , 2013.

Bio-Matrix Scientific Group, Inc.

/s/ David R. Koos
By:	Name: David R. Koos
Title: President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date: December 23, 2013