Form 10-Q/A
period 2013-03-31
Bio-Matrix Scientific Group, Inc.
filed 2013-12-27
CIK 1079282

FORM 10-Q/A

Amendment No. 5

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No    ☑

There were 2,810,513,321 Common shares outstanding as of December 23, 2013.

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

PART I - ITEM 1 FINANCIAL INFORMATION

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	As of	As of
	March 31, 2013	September 30, 2012
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$10,684	75,752
Prepaid expenses	15,000	15,000
Total current assets	25,684	90,752

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation	0	0

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary	—	—
Available for Sale Securities	35,000	22,000
Total Other Assets	104,200	91,200

TOTAL ASSETS	$129,884	181,952

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$147,844	133,039
Notes payable	479,950	817,020
Bank Overdraft	2,286	—
Accrued Payroll	543,192	307,692
Accrued Payroll Taxes	31,411	27,769
Accrued Interest	225,437	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	367,867	300,509
Due to Affiliate	34,865	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total current liabilities	1,838,882	1,841,238

TOTAL LIABILITIES	$1,838,882	1,841,238

Stockholders’ equity (deficit):
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 1,963,821 issues and outstanding as of March 31, 2013 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of March 31, 2013 and September 30, 2012	9	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of March 31, 2013 and September 30 , 2012 respectively	73	73
Common Stock ($.0001 par value) 2,000,000,000 shares authorized; 1,360,232,659 and 323,507,887 issued and outstanding as of March 31, 2013 and September 30 , 2012 respectively	136,022	32,350
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized;75,000 and 75,000 issued and outstanding as of September 30, 2012 and March 31, 2013	75,000	75,000
Additional Paid-in Capital	13,862,550	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	25,009,157	26,547,311
Accumulated other comprehensive income (loss)	(41,301,361)	(41,314,361)
Total stockholders' equity (deficit)	(1,708,998)	(1,659,286)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$129,884	181,952

The Accompanying Note are an Integral Part of These Financial Statements.

BIO MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	3 months ended	3 months ended	6 months ended	6 months ended	From inception through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

REVENUES	$—	$—	$—	$—	$—

COST AND EXPENSES
Research and Development			6,509		1,279,395
General and Administrative	800,531	76,665	973,648	189,743	7,872662
Depreciation and Amortization					2,668
Consulting and Professional Fees	15,671	29,515	71,319	58,241	5,095,265
Impairment of Goodwill and Intangibles					34,688
Total Costs and Expenses	816,202	106,180	1,051,476	247,984	14,284,678

OPERATING LOSS	(816,202)	(106,180)	(1,051,476)	(247,984)	(14,284,678)

OTHER INCOME & (EXPENSES)
Interest Expense	(9,965)	(34,162)	(19,918)	(48,939)	(433,592)
Loss on Early Extinguishment of Debt					(41,688)
Interest Expense attributable to
amortization of discount	(115,321)	(20,643)	(431,537)	(22,402)	(805,875)
Interest Income					306
Securities issued pursuant to contractual
obligations			(35,223)		(101,595)
Other Income					176,916
Gain on de-consolidation of subsidiary					41,645,688
Loss on sale of Available for Sale Securities			(487,900)
Loss on disposal of Equipment					(531,571)
Other Expense					(166)
Other Losses attributable to subsidiary
Total Other Income & (Expense)	(125,286)	(54,805)	(486,678)	(71,341)	39,420,523

NET INCOME (LOSS)	(941,488)	(160,985)	(1,538,154)	(319,325)	25,135,845
(Net Income) Loss attributable to
noncontrolling interest					536,961
NET INCOME (LOSS) before
equity in losses of subsidiary		(160,985)		(319,325)	25,672,806
Equity in Net Income (Loss)
of Entest		(343,749)		(399,082)	(663,649)

NET INCOME (LOSS) attributable
to common shareholders	$(941,488)	$(504,734)	$(1,538,154)	$(718,407)	$25,009,157

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$(0.0008)	$(0.0070)	$(0.0018)	$(0.01)
Weighted average number of
shares outstanding	1,136,084,829	72,189,747	838,129,516	72,189,747

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
	(unaudited)	(unaudited)	(unaudited)
	Six Months Ended March 31,	Six Months Ended	From inception to March 31,
	2013 (Restated)	March 31, 2012	2013 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,538,154)	$(718,407)	$25,009,157
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Depreciation expense	—	—	2,667
Stock issued for compensation to employees	26,400	—	1,253,551
Stock issued for services rendered by consultants	—	—	4,223,130
Stock issued for prepaid expenses	—	—	313,665
Stock issued for interest	4,640	—	143,187
Stock issued for expenses	640,000	—	640,000
Gain recognized on deconsolidation of subsidiary			(42,000,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	—	—	(15,000)
Increase (Decrease) in Accounts Payable	14,805	—	147,845
Increase (Decrease) in Accrued Expenses	254,510	198,939	834,976
Increase (Decrease) in Bank Overdraft	2,286	—	2,286
Increase (Decrease) in Due to Affiliate	(4,245)	240	34,895
Equity in Loss of Entest	—	399,082	663,649
Net Cash Provided by (Used in) Operating Activities	(599,758)	(120,146)	(8,745,992)
CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets	—	—	(4,200)
Purchases of fixed assets	—	—	(541,536)
Disposal of Fixed Assets	—	—	7,300
Loss on Disposal of Equipment	—	—	531,569
Net Cash Provided by (Used in) Investing Activities	—	—	(6,867)
CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash	—	—	874,985
Common Stock issued for Cash	—	—	621,164
Common Stock issued for Accrued Salaries	—	—	424,500
Common Stock issued pursuant to Contractual Obligations	35,223	—	101,595
Additional paid in Capital	390,000	40,909	1,352,945
Principal borrowings on Convertible Debentures	431,537	58,993	1,137,346
Principal borrowings (repayments) on notes and Convertible Debentures	(322,070)	20,157	2,610,459
Net Borrowings From Related Parties	—	—	1,195,196
Contributed Capital	—	—	509,353
Increase (Decrease) in Notes from Affiliated party	—	—	1,000
(Increase) Decrease in Deferred Financing Costs			(65,000)
Net Cash Provided by (Used in) Financing Activities	534,690	120,059	8,763,543
Net Increase (Decrease) in Cash	(65,068)	(87)	10,684
Cash at Beginning of Period	75,752	331	0
Cash at End of Period	$10,684	$244	$10,684
Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$379,179	$—	$2,088,412

The Accompanying Note are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
	(unaudited)	(unaudited)
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2013	2012

Net Income	(941,488)	(504,734)
Less:
Unrealized Gains (Losses)
on Securities	24,000	0
Total Other Comprehensive Income (Loss)	24,000	0
Comprehensive Income	(917,488)	(504,734)

	(unaudited)	(unaudited)
	Six Months Ended	Six Months
	March 31,	March 31,
	2013	2012

Net Income	(1,538,154)	(718,407)
Less:
Unrealized Gains (Losses)
on Securities	13,000	0
Total Other Comprehensive Income (Loss)	13,000	0
Comprehensive Income	(1,525,154)	(718,407)

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

Note 15. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On September 9, 2013 the Company determined that certain items included within the Company’s Consolidated Statement of Cash Flows for the six months ended March 31, 2013 and for the period from inception to March 31, 2013 constituted noncash activities which do not affect Net Income and these items have been eliminated from the Company’s Statements of Cash Flows for the periods below indicated

Consolidated Statement of Cash Flows for the six months ended March 31 2013 CASH FLOWS FROM OPERATING ACTIVITIES	As originally presented (586,758)	Elimination 13,000 Increase (Decrease) in Other Comprehensive Income	As Restated (599,758)

Consolidated Statement of Cash Flows from inception to March 31, 2013 CASH FLOWS FROM OPERATING ACTIVITIES	As originally presented (50,097,353)	Elimination (41,351,361) Increase (Decrease) in Other Comprehensive Income	As Restated (8,745,992)

Consolidated Statement of Cash Flows for the six months ended March 31, 2013 CASH FLOWS FROM FINANCING ACTIVITIES	As originally presented 521,690	Elimination (13,000) (Increase) Decrease in Securities available for Sale	As Restated 534,690

Consolidated Statement of Cash Flows from inception to March 31, 2013 CASH FLOWS FROM FINANCING ACTIVITIES	As originally presented 50,114,904	Elimination 41,336,361 Increase (Decrease) in Investment in Subsidiary Elimination: 15,000 (Increase) Decrease in Securities available for Sale	As Restated 8,763,543

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: December 23, 2013	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer