Form 10-K
period 2013-09-30
Bio-Matrix Scientific Group, Inc.
filed 2014-01-07
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2013

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

Yes ☐ No ☑

As of March 31, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC market of $0.0049., was approximately $6,602,820.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of each of the issuer's classes of common stock as of  December 26,2013:

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

Through our majority owned subsidiary, Regen BioPharma ,Inc.(“Regen”) , we intend to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials.

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

As consideration for the Min IP, Regen is required to:

(a) negotiate in good faith with Min with regards to a proposed consulting agreement whereby Min shall perform certain mutually agreed upon tasks for the benefit of Regen for consideration to Min consisting of One Hundred Thousand United States Dollars ($100,000 ) of the common shares of Bio Matrix valued as of the date of issuance and to be paid over a twelve month period in twelve equal installments (“Consulting Shares”) and registered under the Securities Act of 1933 on Form S-8.

(b) Cause to be issued to Min 100,000 of Bio Matrix’s preferred shares (“Assignor Preferred Shares”) exchangeable into common shares of Bio Matrix (“Exchange Common Shares”) under the following terms and conditions:

(i) A sufficient number of common shares shall be authorized for issuance by Bio Matrix in order that the required number of Exchange Common Shares may be issued

(ii) Subject to (i) above, upon any date subsequent to the date of the completion of a satisfactory review by the United States Food and Drug Administration (“FDA”) of an Investigational New Drug Application (“IND”) for the Min IP submitted by Regen which shall result in the ability of Regen to lawfully begin clinical testing of the Min IP on human subjects within the United States Min shall be permitted, at his option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of Three Hundred Thirty Three Thousand United States Dollars ($333,000) such shares being valued at a price per share equal to the closing price as of the day written notice is given by Min to Regen of Min’s intent to exchange.

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

(iv) Subject to (i) above, upon any date subsequent to the date that, in connection with a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, both of (1) a clinical trial protocol has been completed and (2) a Principal Investigator has been appointed, Min shall be permitted, at Min’s option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of Three Hundred Thirty Three Thousand United States Dollars ($333,000) such shares being valued at a price per share equal to the closing price as of the day written notice is given by Min to Regen of Min’s intent to exchange. On August 9, 2013 100,000 Assignor Preferred Shares were issued to Min by BMSN

 (c) Subject to sufficient number of common shares having been authorized for issuance by the Company, Min shall receive, upon successful completion of a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, the results of which (1) shall indicate that the Min IP can be safely tolerated by human subjects (2) shall not indicate that use of the Min IP in human subjects result in side effects of such severity that commencement of a Phase II clinical trial could not occur, and (3) establishes the optimal dosage and/or method of administration( as applicable )of the Min IP , Min shall receive that number of the common shares of BMSN which, at a price per share equal to the closing price of the shares as of the day of issuance, shall equal One Million United States Dollars ($1,000,000)

Pursuant to the Agreement, Min shall be entitled to additional consideration for productivity and deliverables over and above listed items (“”Bonus””). The eligibility of Min to receive a Bonus as well as the nature and amount of any Bonus shall be at the sole discretion and determination of the Chief Executive Officer of the Company.

On August 9, 2013 we issued to Min 100,000 of our Preferred Shares pursuant to the Agreement.

On August 5, 2013 Regen was granted by Benitec Australia Limited (“Benitec”) an exclusive worldwide right and license to certain patents, patent applications, know-how and other intellectual property relating to RNA interference, a biological mechanism by which double-stranded RNA modifies gene expression (“RNAi”) possessed by Benitec.

Pursuant to the agreement between the parties for the grant of the license (“Agreement”) , Regen is obligated to make the following payments to Benitec as consideration for the grant of the license:

(1) a one-time, non-refundable, upfront payment of twenty five thousand US dollars ($25,000) as a license initiation fee on the execution date of the Agreement. On August 30, 2013 the Company issued 8,512,088 of its common shares to Benitec in satisfaction of this obligation on behalf of the Company.

(2) a one-time non-refundable payment of twenty five thousand US dollars ($25,000) on the first anniversary of the execution date of the Agreement.

(3) The following milestone payments per each Licensed Product that meets such milestone :

Milestone	Amount
Start Phase I/II clinical trial – dosing first patient	$100,000 US Dollars
Start Phase III clinical trial	$500,000 US Dollars
Regulatory Approval for a Licensed Product by first regulatory agency	$1,000,000 US Dollars
Regulatory Approval for a Licensed Product by second regulatory agency	$2,000,000.00 US Dollars

As defined by the Agreement, “Licensed Product” shall mean any product sold by or on behalf of Regen, its Affiliates or its sublicensees pursuant to the license granted by the Agreement.

As further consideration to Benitec, Regen is required to pay:

(i) Royalties equal to the greater of (a) a minimum annual payment of $25,000 per year or (b) four percent (4%) of the Net Sales as defined in the Agreement of any Licensed Products sold pursuant to the license sold within a given year.

(ii) fifty percent (50%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Regen from sublicensees, excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Benitec receives payment.

The term of this Agreement commenced on the date of execution (“Effective Date “) continues in full force and effect on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration or termination of the Benitec’s Patent Rights covering such Licensed Product.

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

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing HemaXellerate I in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous SVF cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.The Company believes that this application of HemaXellerate qualifies for Orphan designation under the Orphan Drug Act due to the fact that aplastic anemia is a rare disease with prevalence in the United States of less than 200,000 and intends to apply to the FDA for Orphan designation for HemaXellerate I.

Principal Products and Services

Through our majority owned subsidiary, Regen BioPharma ,Inc.(“Regen”) , we intend to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials.

HemaXellarate I

The Company has begun development of HemaXellerate I , a cellular therapy designed to heal damaged bone marrow. HemaXellerate I is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based on previous animal studies. The initial application of HemaXellerate I will be the treatment of severe aplastic anemia which is characterized by immune-mediated bone marrow hypoplasia (underdevelopment or incomplete development of a tissue) and pancytopenia( reduction in the number of blood cells and platelets).

Adipose tissue is collected from the patient and processed in order to separate , extract and isolate Stromal Vascular Fraction (SVF), a mix of various cell types including mesenchymal stem cells and endothelial cells. The isolated SVF is then intravenously administered to the patient. The Company believes that the isolated SVF will generate growth factors with the ability to repair damaged hematopoietic stem cells. Hematopoietic stem cells are immature cells that can develop into all types of blood cells, including white blood cells, red blood cells, and platelets. Hematopoietic stem cells are found in the peripheral blood and the bone marrow.

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing HemaXellerate I in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous SVF cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse. The Phase I clinical trial cannot commence until comments directed to the Company by the FDA with regard to the IND have been addressed by the Company to the FDA’s satisfaction.

The following actions are required to be undertaken by the Company in order to address comments made by the US Food and Drug Administration with regards to the IND filed by the Company for HemaXellerate I

a) demonstration of safety in an immune deficient model by intravenous administration bracketing the per kilogram dose proposed in the clinical study;

b) augmentation of existing efficacy data by including details of blood cell responses after treatment.

Pursuant to a Service Agreement entered into by and between the Company and Dr. Wei-Ping Min , on Sept 24, 2013 the Company began experiments required to be undertaken in order to address the FDA’s comment concerning efficacy. The Company intends, upon satisfaction of all comments, to seek Orphan Drug Designation under the Orphan Drug Act of 1983 from the US Food and Drug Administration for HemaXellerate I. During the six months ended March 31, 2014 the Company also anticipates completion of preclinical testing with regards to dCellVax as well as submission of an IND to the FDA with regards to dCellVax.

HemaXellerate II

Also in early stage development by the Company is a version of HemaXellerate called HemaXellerate II.

HemaXellerate II is intended to be a universal donor endothelial cell based therapeutic and is intended to be manufactured by obtaining cells from a part of the placenta called the “vascular lobules”. The cells are processed and utilized for the purpose of stimulating bone marrow hematopoetic stem cell repair and proliferation. The mechanism of action for HemaXellerate II is similar to HemaXellerate I whereby the harvested and processed cells would produce growth factors which would mediate the therapeutic effects of the product.

The Company has not begun preclinical development of HemaXellerate II as of September 30, 2013.

dCellVax

dCellVax is intended to be a therapy whereby dendritic cells of the cancer patient are harvested from the body , treated with plasmid DNA that has the ability to block the dendritic cell from expressing indoleamine 2,3-dioxygenase (“IDO”) and subsequently reimplanted in the cancer patient.

The dendritic cells that are treated with the IDO-blocking plasmid become resistant to the influence of tumor cells which produce factors which cause the dendritic cell to express the IDO. Expression of IDO on the dendritic cell halts the dendritic cell from activating T cells and causes the dendritic cell to suppress T cells. T lymphocytes (‘T cells”) are a lymphocyte that play a central role in the human immune system’s attempt to eradicate tumors.

The Company is currently in the process of attempting to generate a human equivalent of a mouse plasmid that was successfully used to silence IDO in mice which the Company believes will silence IDO in human cells (“Human Plasmid”) . Upon successful generation of the Human Plasmid, the Company anticipates commencing discussions with the US Food and Drug Administration with regard to the filing of an IND for dCellVax.

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

To that effect, Regen has established a Scientific Advisory Board of (the Advisory Board) comprised of individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to us in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner.

Members of the Advisory Board include as follows:

Dr. Weiping Min, M.D., PhD

Dr.  Min is currently a Professor, Department of Surgery at the University of Western Ontario. Dr. Min obtained his MD from Jiangxi Medical University, China, in 1983 and his Ph.D.in Immunology from Kyushu University, Japan. Dr. Min has completed postdoctoral training at the Department of Medical Microbiology and Immunology, University of Alberta and the Department of Immunology, University of Toronto.

David James Graham White, M.D., Ph.D.

Dr. White currently serves as Novartis/Stiller Professor of Xenotransplantation at the University of Western Ontario ( to which he was appointed in 2000) and is a member of British Transplantation Society, the British Society of Immunologists, the Transplantation Society, the European Society of Organ Transplantation, the Royal College of Pathologists and the Athenaeum. Dr. White obtained a B.Sc. degree from the University of Surrey and M.D. and Ph.D. degrees from Cambridge University.

David A. Suhy, PhD

Dr. Suhy currently serves as Vice President of Research and Development at Tacere Therapeutics, a position he has held since October 2012. From April 2008 to October 2012 Dr. Suhy served as Director of Research and Development at Tacere Therapeutics. Dr. Suhy was one of the inventors of Tacere Therapeutics’ TT-033 and has directed development of the TT-03x series of compounds which target the Hepatitis C virus (HCV) through to Investigational New Drug enabling studies.

Dr. Suhy obtained a Bachelor’s Degree in biochemistry from the University of Pittsburgh in 1990 and a PhD in Biochemistry, Molecular Biology and Cell Biology from Northwestern University in 1996. Dr. Suhy conducted his post-doctoral work at Stanford University (Post Doctoral Fellow, Microbiology & Immunology) between 1996 and 1999.

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

As of  December 28, 2013 we have three employees who are full time.

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

October 1, 2012 to September 30, 2013	High	Low
First Quarter	.0024	.0003
Second Quarter	.0144	.0011
Third Quarter	.0018	.0055
Fourth Quarter	.0038	.0028

October 1, 2011 to September 30, 2012	High	Low
First Quarter	.01	.004
Second Quarter	.0095	.0021
Third Quarter	.0370	.0027
Fourth Quarter	.0053	.0017

Holders

As of December 27, 2013  there were approximately 463 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2013. We do not expect to declare cash dividends in the immediate future.

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

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

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

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Preferred Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Preferred Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Preferred Shares.

A legend was placed on the certificate that evidences the Preferred Shares stating that the preferred Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On August 6, 2013 the Company issued 100,000 of the Company’s Preferred Shares pursuant to that agreement entered into on May 1, 2013 with Dr. Wei Ping Min (“Min”) whereby Min assigned to Regen BioPharma Inc. (“Regen”) , a majority owned subsidiary of Bio-Matrix Scientific Group, Inc.(“the Company”) , all right, title and interest in US Patent # 8,389,708 as well as all Patent applications from the same family corresponding to numbers PCT/CA2006/000984, CA2612200 and EP1898936.(“Min IP”)

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Preferred Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Preferred Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Preferred Shares.

A legend was placed on the certificate that evidences the Preferred Shares stating that the preferred Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On August 30, 2013 the Company issued 8,512, 088 of the Company’s Common Shares (“Shares”) to Benitec Australia Limited as a one-time, non-refundable, upfront payment pursuant to that agreement by and between Regen and Benitec Australia Limited entered into on August 5, 2013

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

A legend was placed on the certificate that evidences the Preferred Shares stating that the preferred Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On September 19 , 2013 the Company issued 500,000 shares of the Company’s Common Stock (“Shares”) to a member of Regen’s Scientific Advisory Board in consideration for services rendered.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Preferred Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Preferred Shares.

On November 4, 2013 the Company issued 200,000 shares of the Company’s Common Stock (“Shares”) to a member of Regen’s Scientific Advisory Board in consideration for services rendered.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Preferred Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Preferred Shares.

Shares Issued for Debt:

On October 19, 2012 the Company issued 8,635,222 Common Shares in (“Shares”) satisfaction of $9,000 of outstanding convertible indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On October 19, 2012 the Company issued 5,756,000 Common Shares (“Shares”) in satisfaction of $6,000 of outstanding convertible indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 2, 2012 the Company issued 17,500,00 Common Shares (“Shares”) in satisfaction of $5,000 of outstanding indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 8, 2012 the Company issued 15,964,912 Common Shares (“Shares”)in satisfaction of $9,100 of outstanding convertible indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 9, 2012 the Company issued 14,158,067 Common Shares (“Shares”) in satisfaction of $8,179 of outstanding convertible indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 9, 2012 the Company issued 17,500,00 Common Shares (“Shares”) in satisfaction of $5,000 of outstanding indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 14, 2012 the Company issued 32,000,000 Common Shares (“Shares”) in satisfaction of $17,600 of outstanding convertible indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 15, 2012 the Company issued 16,136,364 Common Shares (“Shares”) in satisfaction of $7,100 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 19, 2012 the Company issued 48,000,000 Common Shares(“Shares”) in satisfaction of $16,800 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 20, 2012 the Company issued 32,000,000 Common Shares(“Shares”) in satisfaction of $11,200 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 21, 2012 the Company issued 17,500,000 Common Shares (“Shares”) in satisfaction of $5,000 of outstanding indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 21, 2012 the Company issued 16,000,000 Common Shares(“Shares”) in satisfaction of $5,600 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 26, 2012 the Company issued 15,200,000 Common Shares (“Shares”) in satisfaction of $3,200 of outstanding convertible indebtedness And $2,120 of accrued interest.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 29, 2012 the Company issued 46,212, 122 Common Shares(“Shares”) in satisfaction of $15,250 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 29, 2012 the Company issued 30,303,030 Common Shares (“Shares”) in satisfaction of $10,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 29, 2012 the Company issued 14,452,111 Common Shares (“Shares”) in satisfaction of $5,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 10, 2012 the Company issued 30,303,030 Common Shares (“Shares”) in satisfaction of $10,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 12 , 2012 the Company issued 57,159,091 Common Shares (“Shares”)in satisfaction of $12,575 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 19 , 2012 the Company issued 40,000,000 Common Shares (“Shares”)in satisfaction of $6,000 of outstanding convertible indebtness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 26 the Company issued 6057142 common shares in satisfaction of $2,120 of interest accrued but unpaid.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 28 , 2012 the Company issued 12,636,3636 Common Shares (“Shares”)in satisfaction of $13,900 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On January 8, 2013 the Company issued 90,000,000 Common Shares in (“Shares”) satisfaction of $9,900 of outstanding convertible indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On February 27, 2013 the Company issued 21,450,717 Common Shares (“Shares”) in satisfaction of $24,775 of outstanding convertible indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On March 21 , 2013 the Company issued 5,158,730 Common Shares (“Shares”) in satisfaction of $30,000 of outstanding indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On March 21 , 2013 the Company issued 2,777,778 Common Shares (“Shares”) in satisfaction of $15,000 of outstanding indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On March 22 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $100,000 of outstanding convertible indebtedness and accrued interest.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On March 25 2013 the Company issued 7,721,740 Common Shares (“Shares”)in satisfaction of $35,520 of outstanding convertible indebtedness and accrued interest.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On April 2 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding indebtedness

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On April 12 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding indebtedness

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On April 17, 2013 the Company issued 7,162,534 Common Shares (“Shares”) in satisfaction of $13,000 of outstanding indebtedness

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On April 23 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding indebtedness

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On April 25, 2013 the Company issued 84,848,085 Common Shares (“Shares”)in satisfaction of $140,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 16 2013 the Company issued 100,000,000 Common Shares (“Shares”)in satisfaction of $50,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 10 2013 the Company issued 20,000,000 Common Shares (“Shares”)in satisfaction of $10,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On June 13 2013 the Company issued 100,000,000 Common Shares (“Shares”) in satisfaction of $50,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 26 2013 the Company issued 100,000,000 Common Shares (“Shares”) in satisfaction of $35,000 of outstanding convertible indebtedness.

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On August 30 2013 the Company issued 66,287,898 Common Shares (“Shares”) in satisfaction of $70,197 of outstanding indebtedness and accrued interest.

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 11 2013 the Company issued 60000000 Common Shares (“Shares”) in satisfaction of $120,000 of outstanding indebtedness and accrued interest.

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On October 14, 2013 the Company Issued 120,000,000 Common Shares (“Shares”) in satisfaction of $ 44,500 of indebtedness

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 13, 2013 the Company Issued 120,000,000 Common Shares (“Shares”) in satisfaction of $ 12,000 of indebtedness

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 5, 2013 the Company Issued 120,000,000 Common Shares (“Shares”) in satisfaction of $ 15,000 of indebtedness

The Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Shares Issued Pursuant to Contractual Obligations

On December 12 , 2012 the Company issued 9,242,425 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 21, 2012 the Company issued 57,159,091 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 21, 2012 the Company issued 30,303,030 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 21, 2012 the Company issued 14,545,454 Common Shares (“Shares”) pursuant to contractual obligations to debt holders.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Shares issued for legal settlement

On March 13, 2013 the Company issued 100,000,000 Common Shares (“Shares”) pursuant to a SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE entered into by and between the Company and 18KTV.LLC

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Shares issued in conversion of Nonvoting Convertible Preferred Shares

On March 13, 2013 the Company issued 35714286 Common Shares (“Shares”) in conversion of 75,000 of the Company’s Nonvoting Convertible Preferred Shares

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Shares issued in settlement of dispute with vendor

On December 12, 2013 the Company issued 30,000,000 of its Common Shares (“Shares”) to a vendor in settlement of a dispute over fees owed between the vendor and Regen.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. The Shares were offered directly through the management. No underwriters were retained to serve as placement agents. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

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

The Offer and Sale of all of the abovementioned was exempt from the registration provisions of the Securities Act of 1933 (the “Act”), by reason of Section 4 (a) (2) thereof.

Securities Issuances by Regen Biopharma, Inc.

On May 17, 2013 Regen issued 50,000,000 common shares (“Shares”) to Bio Matrix Scientific Group, Inc. for consideration of $20,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 9, 2013 Regen issued 1,500,000 common shares (“Shares”) to Caven Investments LLC.

(c)	The satisfaction of $70,000 of the outstanding indebtedness owed to Caven Investments LLC by Bio-Matrix Scientific Group Inc

(d)	The cancellation of all of Caven Investments LLC’s outstanding warrants to purchase common shares of Bio-Matrix Scientific Group Inc.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On September 30, 2013 Regen issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A placement fee of $10,000 was paid to Capital Path Securities was paid in connection with this Sale

On October 16, 2013 Regen issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.   There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A placement fee of $10,000 was paid to Capital Path Securities was paid in connection with this Sale

On November 15, 2013 Regen issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On December 12, 2013 Regen issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management.  No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2013 we had cash of $116,714 and as of September 30, 2012 we had cash of $75,712.

The increase in cash of approximately 54% is primarily attributable to :

Net cash borrowings of $256,852 by the Company from its Chief Executive Officer

Net cash borrowings of $10,000 from unaffiliated lenders

The refunding to Regen of $35,000 by Oregon Health and Science University resulting from the termination of that June 5 2013 Agreement by and between Regene. and Oregon Health and Science University

Issuance by Regen of 100,000 of its common shares for consideration of $100,000

Offset by expenses incurred in the operation of the Company’s business.

As of September 30, 2013 we had Available for Sale Securities of $7,000 and as of September 30, 2012 we had Available for Sale Securities of $22,000. The decrease in Available for Sale Securities of approximately 68% is primarily attributable to remeasurement based on unrealized losses.

As of September 30, 2013 we had Notes Payable of $219,372 and as of September 30, 2012 we had Notes Payable of $817,020.

This decrease of approximately 73% is primarily attributable to:

The reclassification of $290,000 of Notes Payable to Convertible Notes Payable resulting from changes in terms and conditions

The settlement of $474,500 of principal amount of Notes Payable through the issuance of common stock

The payment in cash of $1,100 of principal amount of Notes Payable

Offset by:

Additional borrowings over the year of $267,952.

As of September 30, 2013 we had Accrued Payroll of $612,094 and as of September 30, 2012 we had Accrued Payroll of $307,692

The increase in Accrued Payroll of approximately 98% is primarily attributable to:

The addition over the course of the fiscal year ended September 30, 2013 of $266,500 in salaries accrued but unpaid to David Koos

The addition over the course of the fiscal year ended September 30, 2013 of $85,000 in salaries accrued but unpaid to David Koos

Offset by :

The issuance of 26,045,795 Common Shares and the immediate vesting of 6,000,000 Common Shares issued as a restricted stock award in satisfaction of $116,452 of compensation accrued but unpaid to the former president of Regen over the two year period ending September 30, 2013.

As of September 30, 2013 we had Accrued Payroll Taxes of $45,386 and as of September 30, 2012 we had Accrued Payroll Taxes of $27,769

The increase in Accrued Payroll Taxes of approximately 63% is primarily attributable to employer tax obligations incurred but not yet paid arising from stock issued to employees as compensation.

As of September 30, 2013 we had Accrued Interest of $239,829 and as of September 20, 2012 we had Accrued Interest of $210,069.

The increase in Accrued Interest of approximately 14% is primarily attributable to the incurring by the Company of interest accrued but unpaid on Notes payable and Convertible Notes Payable

As of September 30, 2013 we had Convertible Notes Payable, Net of Discount of $98,701 and as of September 30, 2012 we had Convertible Notes Payable, Net of Discount of $300,509.

The decrease in Convertible Notes Payable, Net of Discount of approximately 67% is primarily attributable to:

$657, 179 of principal amount of Convertible Notes payable converted into shares of the Company’s Common Stock offset by $455, 371 of discount attributable to Beneficial Conversion Features recognized

As of September 30, 2013 we had $34,895 in Amount Due to Affiliate and as of September 30, 2011 we had $39,140 in Amount Due to Affiliate. The decrease of approximately 11% is attributable to:

(a) Payment of $5,000 to Entest Biomedical, Inc. (an affiliate of the Company) by the Company during the quarter ended December 31, 2012 offset by

(b) Payment of $755 of expenses on behalf of the Company by Entest Biomedical, Inc. during the quarter ended December 31, 2012.

Material Changes in Results of Operations:

Revenues were $0 for the twelve months ended September 30, 2013 and the same period ended September 30, 2012. Net Losses were $2,004,097 for the year ended September 30, 2013 and $1,752,849 for the same period ended September 30, 2012. The increase in Net Losses was primarily attributable to:

(A)	Increases in General and Administrative Expenses. primarily attributable to

(1)	compensation paid to J. Christopher Mizer and Thomas Ichim during the fiscal year ended September 30, 2013
(2)	an expense of $640,000 recognized during the fiscal year ended September 30, 2013 resulting from the issuance of 100,000,000 of the Company’s Common shares pursuant to a legal settlement agreement

(B)	Increases in Interest Expense attributable to Amortization of Discount resulting from reclassification of $390,000 in Notes payable to convertible Notes Payable

Offest by:

(A)	decreases in Research and Development Expenses, Interest Expenses not attributable to Amortization of Discount, consulting and professional fees and expenses attributable to common shares issued pursuant to contractual obligations.

(B)	The recognition of $41,688 in losses on early Extinguishment of Debts during the fiscal year ended September 30, 2012

(C)	Other income recognized during the year ended September 30, 2013 consisting of:
(i)	A refund of $35,000 paid to Regen resulting from termination of a license agreement
(ii)	Recognition of $25,000 in Other Income attributable to the cancellation for no consideration of Common Shares of the Company originally issued in conversion of $25,000 of Convertible Notes Payable

As of September 30, 2013 we had $116,714 Cash on Hand and current liabilities of $1,394,849. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

Management plans to raise additional funds through borrowing and offering securities for cash. During the fiscal year ended September 30, 2013 the Company’s net cash borrowings totaled $266,852. On September 30, 2013 Regen issued 100,000 of its common shares for consideration of $100,000. On October 16, 2013 Regen issued 100,000 of its common shares for consideration of $100,000.On November 15, 2013 Regen issued 100,000 of its common shares for consideration of $100,000. On December 12, 2013 Regen issued 100,000 of its common shares for consideration of $100,000.

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

As of December 28, 2013 we are not party to any binding agreements which would commit us to any material capital expenditures.

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

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-Matrix Scientific Group, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bio-Matrix Scientific Group, Inc. ( A Development Stage Company) as of September 30, 2012 and 2013, and the related statements of income and cash flows for each of the years in the two year period ended September 30, 2013 and the related statements of income , cash flows, and stockholders’ equity ( deficit) since inception on October 6, 1998 through September 30, 2013. Bio-Matrix Scientific Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group, Inc. ( A Development Stage Company) as of September 30, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended September 30, 2012 and since inception on October 6, 1998 through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, has negative working capital at September 30, 2013, has incurred recent losses and recurring negative cash flow from operating activities which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 23, 2013

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	As of September 30, 2013	As of September 30, 2012

ASSETS
CURRENT ASSETS
Cash	$ 116,714	$ 75,752
Prepaid Expenses	15,000	15,000
Total Current Assets	131,714	90,752

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	0	0

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary
Available for Sale Securities	7,000	22,000
Total Other Assets	76,200	91,200

TOTAL ASSETS	$ 207,914	$ 181,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	138,572	133,039
Notes Payable	219,372	817,020
Accrued Payroll	612,094	307,692
Accrued Payroll Taxes	45,386	27,769
Accrued Interest	239,829	210,069
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	98,701	300,509
Due to Affiliate	34,895	39,140
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,394,849	1,841,238

Total Liabilities	1,394,849	1,841,238

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
September 30 2012 and 2,063,821 outstanding as of September 30, 2013	207	197
Series AA Preferred ($0.0001 par value) 100,000 shares autorized
94,852 issued and outstanding as of September 30, 2013 and
September 30, 2012	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized
40,000 and 0 shares issued and aiutstanding as of September 30, 2013 and September 30, 2012 respectively	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2013 and
September 30 , 2012 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized;
2,390,304, 145 and 323,507,887 issued and outstanding as of
September 30, 2013 and September 30 , 2012 respectively	239,029	32,350
Non Voting Converible Preferred Stock ($1 Par value)		75,000
200,000 shares authorized; 0 and 75,000 issued and outstanding as of September 30, 2013 and September 30, 2012
Additional Paid in capital	14,845,671	12,490,780
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	24,542,314	26,547,311
Accumulated Other Comprehensive Income (Loss)	(41,329,361)	(41,314,361)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,192,699)	(1,659,286)
Noncontrolling Interest in subsidiary	5,765
Total Stockholders' Equity	(1,186,934)	(1,659,286)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 207,914	$ 181,952

The Accompanying Notes are an Integral Part of These Financial Statements

	BIO MATRIX SCIENTIFIC GROUP,INC
	(A Development Stage Company)
	CONSOLIDATED STATEMENT OF OPERATIONS

		Year ended	Year ended	From inception through
		September 30 2013	September 30, 2012	September 30, 2013

	REVENUES	0	0	0

	COST AND EXPENSES
	Research and Development	9,509	17,715	1,282,395
	General and Administrative	1,317,927	564,479	8,216,941
	Depreciation and Amortization			2,668
	Consulting and Professional Fees	200,475	213,232	5,224,421
	Impairment of Goodwill and Intangibles			34,688
	Total Costs and Expenses	1,527,911	795,426	14,761,113

	OPERATING LOSS	(1,527,911)	(795,426)	(14,761,113)

	OTHER INCOME & (EXPENSES)
	Interest Expense	(46,492)	(55,139)	(460,166)
	Loss on Early Extinguishment of Debt		(41,688)	(41,688)
	Interest Expense attributable to
	amortization of discount	(455,371)	(374,338)	(829,709)
	Interest Income			306
	Securities issued pursuant to contractual
	obligations	(35,223)	(66,372)	(101,595)
	Other Income	60,000	25	236,916
	Gain on de-consolidation of subsidiary			41,645,688
	Loss on sale of Available for Sale Securities			(487,900)
	Loss on disposal of Equipment		(20,789)	(531,571)
	Other Expense			(166)
	Total Other Income & (Expense)	(477,086)	(558,301)	39,430,115

	NET INCOME (LOSS)	(2,004,997)	(1,353,727)	24,669,002
	before loss attributable to noncontrolling interest in Entest
	Biomedical, Inc. and equity in subsidiary losses
	(Net Income) Loss attributable to
	noncontrolling interest in Entest Biomedical, Inc.			536,961
	NET INCOME (LOSS) before
	equity in subsidiary losses		(1,353,727)	25,205,963
	Equity in Net Income (Loss)
	of Entest		(399,082)	(663,649)

	NET INCOME (LOSS)	$ (2,004,997)	$(1,752,809)	$ 24,542,314
Less:	(Net Income)Loss attributable to noncontrolling
	interest Regen Biopharma, Inc.	8,833		8,833

	NET INCOME (LOSS) available to common shareholders	(1,996,164)	(1,752,809)	$ 24,551,147

	BASIC AND FULLY DILUTED	$ (0.001)	$ (0.01)
	EARNINGS (LOSS) PER SHARE
	Weighted average number of
	shares outstanding	1,375,962,730	148,749,547

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	From inception to
	September 30, 2013	September 30, 2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$ (2,004,997)	$ (1,752,809)	$ 24,542,314
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees	62,400	40,809	1,289,551
Stock issued for services rendered by consultants	26,560	140,000	4,249,690
Stock issued for prepaid expenses			313,665
Stock issued for interest	5,035		143,582
Stock issued for expenses	640,000		640,000
Gain Recognized on Deconsolidation of subsidary			(42,000,000)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses		24,925	(15,000)
Increase (Decrease) in Accounts Payable	5,533	2,532	138,573
Increase (Decrease) in Accrued Expenses	351,779	(260,180)	932,245
Increase (Decrease) in Due to Affiliate	(4,245)	(20,360)	34,895
Equity in Loss of Entest		399,082	663,649
(Increase) Decrease in Gain on cancellation of stock	(25,000)		(25,000)

Net Cash Provided by (Used in) Operating
Activities	$ (942,935)	$ (1,426,001)	$ (9,089,169)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets			(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment		20,789	531,569
Net Cash Provided by (Used in) Investing
Activities		20,789	(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for cash	0		621,164
Common Stock issued for Accrued Salaries	116,452		540,952
Preferred Stock issued for Accrued Salaries	10,000		10,000
Common Stock issued pursuant to Contractual
Obligations	35,223	66,372	101,595
Additional paid in Capital	390,000	439,708	1,352,945
Principal borrowings on Convertible Debentures	555,370	392,108	1,261,179
Principal borrowings (repayments) on notes and
Convertible Debentures	(123,148)	647,445	2,809,381
Net Borrowings From Related Parties			1,195,196
Contributed Capital			509,353
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs		(65,000)	(65,000)
Net Cash Provided by (Used in) Financing
Activities	983,897	1,480,633	9,212,750

Net Increase (Decrease) in Cash	$ 40,962	$ 75,421	$ 116,714

Cash at Beginning of Period	75,752	331	0

Cash at End of Period	$ 116,714	$ 75,752	$ 116,714

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$ 1,132,056	$ 405,300	$2,841,289
Common Shares Issued for Nonvoting Preferred	$ 75,000		$75,000

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
From August 2, 2005 through September 30, 2012

		Series AA		Series B		Series AAA						Nonvoting		Additional		Deficit	noncontrolling		Accumulated
		Preferred		Preferred		Preferred		Preferred		Common		Convertible		Paid-in	Retained	Attributable to	interest	Contributed	Other
		Shares		Shares		Shares	Amount	Shares	Amount	Shares	Amount	Preferred	Amount	Capital	Earnings	noncontrolling		Capital	Comprehensive	Total
			Amount	Shares	Amount	Shares						Shares				interest			Income(Loss)

Shares issued to parent										25,000	35,921			0						35,921
Net Loss August 2, 2005																				0
through September 30, 2005															(1,000)					(1,000)
Balance September 30, 2005										25,000	35,921			0	(1,000)					34,921

Net Loss October 1, 2005																				0
through December 31, 2005															(366,945)					(366,945)
Balance December 31, 2005										25,000	35,921			0	(367,945)					(332,024)

Recapitalization										9,975,000	(34,921)			34,921						0
Stock issued Tasco merger										2,780,000	278			(278)						0
Stock issued for services										305,000	31			759,719						759,750
Stock issued for Compensation										300,000	30			584,970						585,000
Net Loss January 1, 2006
through September 30, 2006															(2,053,249)					(2,053,249)
Balance September 30, 2006										13,385,000	1,339			1,379,332	(2,421,194)					(1,040,523)

Stock issued for services										100,184	10			112,524						112,534
Stock issued for Compensation										153,700	15			101,465						101,480
Stock issued in exchange for canceling debt										2,854,505	284			1,446,120						1,446,404
Net Loss October 1, 2006
through December 31, 2006															(466,179)					(466,179)
Balance December 31, 2006										16,493,389	1,649			3,039,441	(2,887,373)					153,717

Stock issued for cash										500,000	50			124,950						125,000
Stock issued for services										359,310	36			235,042						235,078
Stock issued for Compensation										143,920	14			88,400						88,414
Stock issued in exchange for canceling debt										500,000	50			124,950						125,000
Net Loss January 1, 2007
through March 31, 2007															(515,624)					(515,624)
Balance March 31, 2007										17,996,619	1,800			3,612,783	(3,402,997)					211,585

Stock issued for cash										240,666	24			60,142						60,166
Stock issued for services										406,129	41			222,889						222,930
Stock issued for Compensation										150,000	15			110,435						110,450
Stock issued in exchange for canceling debt										1,316,765	132			329,059						329,191
Net Loss April 1, 2007
through June 30, 2007															(718,955)					(718,955)
Balance June 30, 2007										20,110,179	2,011			4,335,308	(4,121,952)					215,367

Stock issued for cash										1,200,000	120			299,880						300,000
Stock issued for services										1,253,000	125			404,125						404,250
Stock issued for Compensation										100,000	10			24,990						25,000
Stock issued in exchange for canceling debt										566,217	57			143,940						143,997
Net Loss July 1, 2007
through September 30, 2007															(751,989)					(751,989)
Balance September 30, 2007										23,229,396	2,323			5,208,244	(4,873,941)					336,626
Stock issued for Cash
Stock issued for services										191,427	19			62,108						62,127
Net Loss October 1, 2007
through December 31, 2007															(405,812)					(405,812)
Balance December 31, 2007										23,420,823	2,342			5,270,352	(5,279,753)					(7,059)
Stock issued for cash								575,000	57					114,942						114,999
Stock issued for services								340,000	35	146,705	15			106,651						106,701
Net Loss January 1 2008
through March 31, 2008															(417,325)					(417,325)
Balance March 31, 2008								915,000	92	23,567,528	2,357			5,491,945	(5,697,078)					(202,684)
Stock issued for cash								2,154,850	215					672,172						672,387
Stock issued for services								1,421,725	142	232,000	23			613,439						613,604
Stock issued for accrued interest										31,245	3			17,293						17,296
Stock issued as dividend								1,075,087	108					(108)						0
Net Loss April 1,2008
to June 30, 2008															(1,063,446)					(1,063,446)
Balance June 30, 2008								5,566,662	557	23,830,773	2,383			6,794,741	(6,760,524)					37,158
Series AA Stock issued to Officer July 3, 2008		4,852
Stock issued for services July 8, 2008										905,000	91			769,159						769,250
Stock issued for Cash July 2, 2008								11,667	1					3,499						3,500
Stock issued for Cash July 25, 2008 (Warrant Exercise)								90,000	9					17,991						18,000
Stock issued for interest between July 30, 2008 and August 30, 2008										85,087	9			21,263						21,272
Stock issued for services September 3, 2008										50,000	5			24,995						25,000
Stock issued due to rounding								218		9
Net Loss July 1, 2008 to September 30, 2008															(1,195,491)					(1,195,491)

Accumulated other Comprehensive Income as of September 30, 2008																			50,000	50,000
Balance September 30, 2008		4,852						5,668,547	567	24,870,869	2,488			7,631,648	(7,956,015)				50,000	(271,311)
Stock Retired in connection with Exchange for Common Shares December 2, 2008								(1,099,000)	(109)											(109)
Stock issued in connection with Exchange for Preferred Shares December 2, 2008										1,099,000	109									109
Stock Issued for Accrued Interest on December 3, 2008										133,124	13			33,268						33,281
Stock issued for Cash December 31, 2008								66,670	7					6,660						6,667
Stock issued for services December 31, 2008								33,330	3					3,330						3,333
Stock issued for Cash December 31, 2008								75,000	8					11,242						11,250
Contributed capital																		499,000		499,000
Net Loss October 1, 2008 to December 31, 2008															(388,722)					(388,722)
Accumulated other Comprehensive Income as of December 31, 2008																			(540,000)	(540,000)
Balance December 31, 2008		4,852						4,744,547	476	26,102,993	2,610			7,686,148	(8,344,737)			499,000	(490,000)	(646,502)
Stock issued for Services January 7,2009								50,000	5					7,495						7,500
Stock issued for Services January 7, 2009										1,400,000	140			209,860						210,000
Stock issued for Cash January 7,2009								67,000	7					6,693						6,700
Stock issued for Cash January 14,2009										1,300,000	130			104,868						104,998
Stock issued for Cash January 14,2009								25,000	2
Stock issued for Cash january 15,2009										35,000	4			6,996						7,000
Stock issued for Services January 15, 2009										100,000	10			19,990						20,000

Stock issued for Services January 21, 2009										37,925	4			11,373						11,377
Stock issued for Cash January 21, 2009										35,000	4			6,996						7,000
Stock Retired in connection with Exchange for Common Shares January 27,2009								(27,450)	(3)											(3)
Stock issued in connection with Exchange for Preferred Shares January 27,2009										27,450	3									3
Stock issued for Cash january 28, 2009										10,000	1			1,999						2,000
Stock issued for cash February 3, 2009								63,000	6					6,294						6,300
Stock issued for Services January 24,2009										200,000	20			35,980						36,000
Stock issued for cash February 13, 2009								200,000	20					29,980						30,000
Stock issued for cash February 25, 2009								66,667	7					5,993						6,000
Stock Issued for Debt March 3, 2009										1,000,000	100			99,900						100,000
Stock Retired in connection with Exchange for Common Shares March 10 ,2009								(214,286)	(21)											(21)
Stock issued in connection with Exchange for Preferred Shares march 10, 2009										214,286	21									21
Stock Retired in connection with Exchange for Common Shares March 13 ,2009								(250,000)	(25)											(25)
Stock issued in connection with Exchange for Preferred Shares march 13, 2009										250,000	25									25
Stock issued for Cash March 13, 2009										200,000	20			14,980						15,000
Stock issued for services March 31, 2009										250,000	25			24,975						25,000
Accumulated Other Comprehensive Income as of March 31, 2009																			490,000	490,000
Net Loss January 1, 2009 to march 31, 2009															(1,210,188)					(1,210,188)
Balance March 31, 2009		4,852						4,724,478	474	31,162,654	3,117			8,280,520	(9,554,925)			499,000	0	(771,815)
																				(80)
Stock Retired in Connection with Exchange for Common Shares April 21, 2009								(800,000)	(80)
Stock issued in Exchange for Preferred Shares April 21, 2009										800,000	80									80
Stock issued for Services April 21, 2009										325,000	32			42,219						42,251
Stock issued for interest April 24,2009										53,496	5			6,192						6,197
Stock issued to satisfy amounts due as a result of Notes Payable										2,869,827	286			127,497						127,783
Stock Retired in Connection with Exchange for Common Shares May 15, 2009								(780,000)	(78)
Stock issued in Exchange for Preferred Shares May 15,2009										780,000	78									78
Stock issued as dividend May 15, 2009				725,409	73									(73)						(73)
Stock Retired in Connection with Exchange for Common Shares June 8, 2009								(94,000)	(9)
Stock issued in Exchange for Preferred Shares June 8, 2009										94,000	9									9
Stock issued for Services June 22, 2009										200,000	20			13,980						14,000
Stock issued in satisfaction of accrued salary										4,000,000	400			119,600						120,000
Net Loss April 1, 2009 to June 30, 2009															(391,372)					(391,372)
Balance June 30, 2009		4,852		725,409	73			3,050,478	307	40,284,977	4,027			8,589,935	(9,946,297)			499,000	0	(852,955)

Stock issued for interest July 20, 2009										68,398	7			12,311						12,318
Stock Retired in Connection with Exchange for Common Shares July 29, 2009								(75,000)	(7)											(7)
Common Shares issued by subsidiary August 3, 2009														100,000						100,000
Stock issued in Exchange for Preferred Shares July 29, 2009										75,000	7									7
Stock issued to prepay expenses August 20,2009										2,500,000	250			299,750						300,000
Stock issued for services August 20,2009										700,000	70			83,930						84,000
Stock issued by Subsidiary for Services August 31, 2009														200,000						200,000
Stock issued for services September 8,2009										100,000	10			9,050						9,060
Stock issued by Subsidiary September 10, 2009														45,000						45,000
Restricted Stock Award compensation
expense (Stock of Subsidiary) for the year ended September 30, 2009														24,725						24,725
Net Loss July 1, 2009 to September 30, 2009															(497,683)					(497,683)
Loss attributable to non controlling interest in subsidiary																(93,995)				(93,995)
Balance September 30, 2009		4,852		725,409	73			2,975,478	300	43,728,375	4,371			9,364,701	(10,443,980)	(93,995)		499,000	0	(575,535)

Shares issued for services October 19, 2009										50,000	5			4,995						5,000
Stock issued for debt November 16 2009										3,273,333	328			97,873						98,201
Stock issued as contingent payment for services previously rendered December 31 2009										40,000	5									5
Stock issued by Subsidiary for cash														5,000						5,000
Restricted Stock Award compensation														98,916						98,916
expense (Stock of Subsidiary) for 3 months ended November 30, 2009
Common Stock of subsidiary issued as compensation														4,557						4,557
Net Loss October 1, 2009 to December 31 2009															(395,848)					(395,848)
Loss attributable to non controlling interest in subsidiary																(52,754)				(52,754)
Balance December 31, 2009		4,852		725,409	73			2,975,478	300	47,091,708	4,709			9,576,042	(10,839,828)	(146,749)		499,000	0	(759,704)
Shares issued for interest January 19, 2010										229,607	23			30,273						30,296
Shares issued for Convertible Debenture										1,433,333	143			99,857						100,000
Stock retired in connection with exchange for Common Shares February 5, 2010								(109,735)	(13)											(13)
Common Stock issued for Preferred Shares February 5 2010										109,735	10									10
Shares issued for Convertible Debenture February 10,2010										3,000,000	300			29,700						30,000
Shares issued for rental expenses March 31, 2010										2,511,546	251			288,577						288,828
Shares issued for debt March 31, 2010										6,777,920	678			233,776						234,454
Shares issued for debt March 31, 2010										3,593,268	360			251,169						251,529
Shares issued for accrued salary March 31, 2010										4,454,994	445			304,055						304,500
Restricted Stock Award compensation
expense (Stock of Subsidiary) for 3 months ended February 28,2010														76,359						76,359
Shares issued for services March 19 2010										300,000	30			41,950						41,980
Net Loss January 1,2010 to March 31, 2010															(389,680)					(389,680)
Loss attributable to non controlling interest in subsidiary																(41,293)				(41,293)
Balance March 31, 2010		4,852		725,409	73			2,865,743	287	69,502,111	6,949			10,931,758	(11,229,508)	(188,042)		499,000	0	208,559
Stock retired in connection with exchange for Common Shares								(901,922)	(90)											(90)
Stock issued for Preferred shares										901,922	91									91
Net Loss June 30, 2010															(327,226)					(327,226)
Loss attributable to non controlling interest in subsidiary																(47,687)				(47,687)
Balance June 30, 2010		4,852		725,409	73			1,963,821	197	70,404,033	7,040			10,931,758	(11,556,734)	(235,729)		499,000	0	(118,666)
Increase in Contributed Capital																		10,355		10,355
Net Loss July1 to September 30,2010															(432,832)					(432,832)
Loss attributable to non controlling interest in subsidiary																(71,387)				(71,387)
Balance September 30, 2010		4,852		725,409	73			1,963,821	197	70,404,033	7,040			10,931,758	(11,989,566)	(307,116)		509,355	0	(541,143)
Stock issued by Subsidiary for cash October 7, 2010														100,000						100,000
Stock issued by Subsidiary for services November 17 and November 30, 2010														62,400						62,400
Net Loss October 1, 2010 to December 31 2010															(265,800)					(265,800)
Net Loss attributable to non controlling interest in subsidiary																(117,320)				(117,320)
Balance December 31, 2010		4,852		725,409	73			1,963,821	197	70,404,033	7,040			11,094,158	(12,255,366)	(424,436)		509,355	0	(644,543)
Common Stock of Subsidiary issued for cash January 26, 2011														100,000						100,000
Common Stock of Subsidiary issued for debt January 3, 2011														39,992						39,992
Common Stock issued for debt February 17, 2011										1,785,714	178			56,643						56,821
Common Stock of Subsidiary issued to employees January 3, 2011														70,638						70,638
Common Stock of Subsidiary issued to consultant january 4, 2011														17,600						17,600
Common Stock of Subsidiary issued in connection with Asset Purchase Agreement January 4, 2011														193,200						193,200
Intecompany Liability recognized on deconsolidation of Entest Biomedical, Inc.														(73,500)						(73,500)
Net Income January 1,2011 to March 31, 2011															41,556,283					41,556,283
Net Loss attributable to non controlling interest in subsidiary																(112,525)				(112,525)
Deconsolidation of Entest Biomedical																536,961				536,961
Equity in Net Income (Losses) of Entest Biomedical, Inc.															(101,838)					(101,838)
Balance March 31, 2011		4,852		725,409	73			1,963,821	197	72,189,747	7,218			11,498,731	29,199,079	0		509,355	0	41,214,653
Net Loss April 1, 2011 to June 30, 2011															(616,870)					(616,870)
Equity in Net Income (Losses) of Entest Biomedical, Inc.															(69,867)					(69,867)
Balance June 30, 2011		4,852		725,409	73			1,963,821	197	72,189,747	7,218			11,498,731	28,512,342	0		509,355	0	40,527,916
Net Loss July1 to September 30,2011															(119,360)					(119,360)
Equity in Net Income (Losses) of Entest Biomedical, Inc.															(92,862)					(92,862)
Balance September 30, 2011		4,852		725,409	73			1,963,821	197	72,189,747	7,218			11,498,731	28,300,120	0		509,355	0	40,315,694
Shares issued for indebtedness April 23, 2012										6,944,444	694			24,306						25,000
Shares issued for indebtedness April 23, 2012										2,777,778	278			9,723						10,001
Shares issued for indebtedness April 24, 2012										3,333,333	333			11,667						12,000
Shares issued for indebtedness April 30, 2012										835,608	84			2,917						3,001
Shares issued for indebtedness May 2, 2012										3,000,000	300			2,700						3,000
Shares issued for indebtedness May 11, 2012										2,564,103	256			9,744						10,000
Shares issued for indebtedness May 11, 2012										2,564,103	259			9,744						10,003
Shares issued for indebtedness May 11, 2012										5,769,231	577			21,924						22,501
Shares issued for indebtedness May 14, 2012										3,428,571	343			11,658						12,001
Shares issued for indebtedness May 16, 2012										3,448,276	345			9,655						10,000
Shares issued for indebtedness May 21, 2012										5,454,545	546			11,455						12,001
Shares issued for indebtedness May 24, 2012										3,000,000	300			5,700						6,000
Shares issued for indebtedness May 30, 2012										9,920,635	993			12,758						13,751
Shares issued for indebtedness June 6, 2012										11,900,000	1,190			16,660						17,850
Shares issued for indebtedness June 8, 2012										2,633,333	264			3,687						3,951
Shares issued for indebtedness June 8, 2012										6,000,000	600			8,400						9,000
Shares issued for indebtedness June 8, 2012										6,000,000	600			8,400						9,000
Shares issued for indebtedness June 12, 2012										7,783,333	778			10,897						11,675
Shares issued for indebtedness June 12, 2012										6,000,000	600			8,400						9,000
Shares issued for indebtedness June 12, 2012										333,333	33			967						1,000
Shares issued for indebtedness June 19, 2012										5,333,333	533			15,467						16,000
Shares issued for indebtedness June 12, 2012										3,425,000	343			9,933						10,276
Shares issued for indebtedness July 2, 2012										6,208,333	620			14,270						14,890
Shares issued for indebtedness July 2, 2012										4,892,473	489			8,609						9,098
Shares issued for indebtedness July 13, 2012										3,250,494	326			5,675						6,001
Shares issued for indebtedness July 16, 2012										8,884,409	888			15,637						16,525
Shares issued for indebtedness July 16, 2012										2,696,274	269			4,731						5,000
Shares issued for indebtedness August 17, 2012										10,317,460	1,031			11,969						13,000
Shares issued for indebtedness August 17, 2012										6,983,333	698			9,777						10,475
Shares issued for indebtedness August 17, 2012										4,064,506	407			5,594						6,001
Shares issued for indebtedness September 7, 2012										9,370,482	938			9,063						10,001
Shares issued for indebtedness September 10, 2012										5,000,000	500			24,500						25,000
Shares issued for indebtedness September 12, 2012										6,626,500	662			5,338						6,000
Shares issued for indebtedness September 12, 2012										5,633,000	563			5,437						6,000
Shares issued for indebtedness September 28, 2012										7,284,313	728			6,572						7,300
Shares issued for indebtedness August 17, 2012										10,161,266	1,016			13,984						15,000
Shares issued for indebtedness June 8, 2012										6,000,000	600			8,400						9,000
Shares issued for indebtedness June 8, 2012										6,000,000	600			8,400						9,000
Shares issued pursuant to contractual obligations May 18, 2012										2,040,000	204			8,990						9,194
Shares issued pursuant to contractual obligations May 25, 2012										5,370,000	537			12,894						13,431
Shares issued pursuant to contractual obligations June 6, 2012										3,970,000	397			21,448						21,845
Shares issued pursuant to contractual obligations June 25, 2012										1,920,000	192			8,075						8,267
Shares issued pursuant to contractual obligations July 9, 2012										204,301	20			655						675
Shares issued pursuant to contractual obligations July 16, 2012										503,378	50			1,712						1,762
Shares issued pursuant to contractual obligations August 17, 2012										1,708,540	170			7,518						7,688
Shares issued pursuant to contractual obligations August 17, 2012										780,119	78			3,430						3,508
Shares issued for Investment Banking Services May 2,2012										5,000,000	500			64,500						65,000
Restricted Stock Award issued to Employee May 14, 2012										12,000,000	1,200			(1,200)						0
Restricted Stock Award issued to Employee July 5, 2012										12,000,000	1,200			(1,200)						0
Shares issued to Employees May 14, 2012		90,000	9																	9
Nonvoting Convertible preferred Shares Issued for Services August 30, 2012												75,000	75,000							75,000
Net Loss															(1,353,727)					(1,353,727)
Equity in Net Income (Losses) of Entest Biomedical, Inc.															(399,082)					(399,082)
Accumulated Other Comprehansive Income (Loss)																			(41,314,361)	(41,314,361)
Recognition of Beneficial Conversion Feature , Convertible Notes														439,709						439,709
Recognition of Beneficial Conversion Feature , Nonvoting Convertible Preferred														32,142						32,142
Beneficial Conversion feature deemed dividend														(32,142)						(32,142)
Restricted Stock Award Compensation Expense recogized														40,800						40,800
Balance September 30, 2012		94,852	9	725,409	73			1,963,821	197	323,507,887	32,350	75,000	75,000	12,490,780	26,547,311	0		509,355	(41,314,361)	(1,659,286)
Shares issued for indetedness October 19. 2012										8,635,222	863			8,137						9,000
Shares issued for indebtedness October 19, 2012										5,756,000	576			5,424						6,000
Shares issued for indebtedness November 2, 2012										17,500,000	1,751			3,249						5,000
Shares issued for indebtedness November 8, 2012										15,964,912	1,597			7,503						9,100
Shares issued for indebtedness November 9, 2012										14,158,067	1,416			6,763						8,179
Shares issued for indebtedness November 9, 2012										17,500,000	1,750			3,250						5,000
Shares issued for indebtedness 11/14/2012										32,000,000	3,200			14,400						17,600
Shares issued for indebtedness 11/15/2012										16,136,364	1,613			5,487						7,100
Shares issued for indebtedness 11/19/2012										48,000,000	4,800			12,000						16,800
Shares issued for indebtedness 11/20/2012										32,000,000	3,200			8,000						11,200
Shares issued for indebtedness 11/21/2012										17,500,000	1,750			3,250						5,000
Shares issued for indebtedness 11/21/2012										16,000,000	1,600			4,000						5,600
Shares issued for indebtedness 11/26/2012										9,142,857	914			2,286						3,200
Shares issued for indebtedness 11/29/2012										37,575,758	3,757			8,643						12,400
Shares issued for indebtedness 11/29/2012										8,636,364	863			1,987						2,850
Shares issued for indebtedness 11/29/2012										30,303,030	3,030			6,970						10,000
Shares issued for indebtedness 11/29/2012										14,452,111	1,445			3,555						5,000
Shares issued for indebtedness 12/10/2012										30,303,030	3,030			6,970						10,000
Shares issued for indebtedness 12/12/2012										57,159,091	5,715			6,860						12,575
Shares issued for indebtedness 12/19/2012										40,000,000	4,000			2,000						6,000
Shares issued for indebtedness 12/28/2012										90,000,000	9,000			900						9,900
Shares issued for indebtedness 12/28/2012										36,363,636	3,637			363						4,000
Shares issued for Interest 11/26/2012										6,057,142	605			1,515						2,120
Shares issued pursuant to contractual obligations 12/12/2012										9,242,425	924			3,697						4,621
Shares issued pursuant to contractual obligations 12/21/2012										57,159,091	5,716			11,432						17,148
Shares issued pursuant to contractual obligations 12/21/2012										30,303,030	3,031			6,061						9,092
Shares issued pursuant to contractual obligations 12/21/2012										14,545,454	1,456			2,909						4,365
Recognition of Beneficial Conversion Feature , Convertible Notes														290,000						290,000
Restricted Stock Award Compensation Expense recogized														26,400						26,400
Net Loss October 1 2012 to December 31 2012															(596,666)					(596,666)
Accumulated Other Comprehansive Income (Loss)																			(11,000)	(11,000)
Balance December 31 2012		94,852	9	725,409	73			1,963,821	197	1,035,901,471	103,589	75,000	75,000	12,954,788	25,950,645	0		509,355	(41,325,361)	(1,731,705)
1/8/2013	Shares issued for indebtedness									90,000,000	9,000			900						9,900
2/27/2013	Shares issued for indebtedness									12,792,708	1,279			13,496						14,775
2/27/2013	Shares issued for indebtedness									8,658,009	866			9,134						10,000
3/12/2012	Shares issued for settlement									100,000,000	10,000			630,000						640,000
3/21/2013	Shares issued for indebtedness									2,380,952	238			14,762						15,000
3/21/2013	Shares issued for indebtedness									2,777,778	277			14,723						15,000
3/25/2012	Shares issued for indebtedness									7,173,913	718			32,282						33,000
3/25/2012	Shares issued for accrued interest									547,828	55			2,465						2,520
3/22/2012	Shares issued for indebtedness									100,000,000	10,000			90,000						100,000
Recognition of Beneficial Conversion Feature , Convertible Notes														100,000						100,000
Net Loss January 1 2013 to March 31 2013															(941,488)					(941,488)
Accumulated Other Comprehensive Income (Loss)																			24,000	24,000
Balance March 31, 2013		94,852	9	725,409	73			1,963,821	197	1,360,232,659	136,022	75,000	75,000	13,862,550	25,009,157			509,355	(41,301,361)	(1,708,998)
4/2/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
4/12/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
4/17/2013	Shares issued for indebtedness									7,162,534	716			12,284						13,000
4/23/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
4/25/2013	Shares issued for indebtedness									60,606,461	6,061			93,939						100,000
4/25/2013	Shares issued for indebtedness									24,242,424	2,424			37,576						40,000
5/16/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
5/29/2013	Vesting of Restricted Stock Award													43,200						43,200
5/29/2013	Shares issued for accrued salaries									26,045,795	2,605			70,647						73,252
5/30/2013	Shares issued for accrued salaries					40,000	4							9,996						10,000
6/10/2013	Shares issued for indebtedness									20,000,000	2,000			8,000						10,000
6/13/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
6/20/2013	Shares cancelled									(6,000,000)	(600)			600
6/27/2013	Shares issued as compensation									6,000,000	600			16,800						17,400
Net Loss April 1 2013 to June 30 2013															(278,789)					(278,789)
Accumulated Other Comprehansive Income (Loss)																			(11,000)	(11,000)
Balance June 30 2013		94,852	9	725,409	73	40,000	4	1,963,821	197	1,998,289,873	199,828	75,000	75,000	14,355,592	24,730,368			509,355	(41,312,361)	(1,441,935)
7/25/2013	cancellation of Shares previously issued in satisfaction of convertible debt									(5,000,000)	(500)			(24,500)						(25,000)
8/26/2013	Shares issued for indebtedness									100,000,000	10,000			25,000						35,000
8/30/2013	Shares issued as consideration to consultant									8,512,088	851			24,149						25,000
8/30/2013	Shares issued for indebtedness and interest									66,287,898	6,629			63,568						70,197
8/20/2013	Shares of subsidiary issued for Company indebtedness and interest													70,198						70,198
9/30/2013	Shares of subsidiary issued for Cash													100,000						100,000
9/3/2013	Common Stock Issued for Preferred Stock									35,714,286	3,571			71,429						75,000
9/3/2012	Common stock issued for preferred Stock											(75,000)	(75,000)							(75,000)
9/11/2013	Common Stock issued for indebtedness									60,000,000	6,000			114,000						120,000
9/19/2013	Common stock issued to employee as compensation									6,000,000	600			18,000						18,600
9/19/2013	Shares issued as consideration to consultant									500,000	50			1,500						1,550
8/9/2013	shares issued as consideration to consultant							100,000	10											10
9/30/2013	Shares issued for indebtedness									120,000,000	12,000			32,500						44,500
Net Loss July 1 to September 30 2013															(188,054)					(188,054)
Accumulated Other Comprehensive Income (Loss)																			(17,000)	(17,000)
Noncontrolling interest recognized														(5,765)			5,765
Balance September 30, 2013		94,852	9	725,409	73	40,000	4	2,063,821	207	2,390,304,145	239,029	0	0	14,845,671	24,542,314		5,765		(41,329,361)	(1,186,934)
The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

		Year Ended	Year Ended
		September 30,	September 30,
		2012	2013

	Net Income	(1,752,809)	(2,004,997)
	Less:
	Unrealized Losses
	on Securities	(41,314,361)	(15,000)
	Total Other Comprehensive Income (Loss)	(41,314,361)	(15,000)
	Comprehensive Income	(43,067,170)	(2,019,997)

	The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of September 30, 2013

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

Through its 97% owned subsidiary, Regen BioPharma ,Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio Matrix Scientific Group, Inc, a Nevada corporation and a wholly owned subsidiary (“BMSG”), Regen BioPharma, Inc., a Nevada corporation and 97% owned subsidiary (Regen) and Entest BioMedical, Inc., (“Entest”), a Nevada corporation which was a majority owned subsidiary up to February 3, 2011.  Significant inter-company transactions have been eliminated.

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

The Company’s financial instruments as of September 30, 2013 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc.  The fair value of all of the Company’s financial instruments as of September 30, 2013 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the years ended September 30 , 2013 and September 30, 2012 respectively.

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

NOTE 3. OPTIONS AND WARRANTS

On August 20, 2012 the Company issued to the holder of a $165,000 convertible promissory note a warrant, exercisable for three years from August 20, 2012, to purchase up to 16,500,000 of the common shares of the Company at an exercise price of $0.01 per share. This warrant was cancelled on august 20, 2013. As of September 30, 2013 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc. , the Company generated net losses of $ 16,439,725 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 30, 2013 Regen sold 100,000 of its common shares for consideration consisting of $100,000.

NOTE 5. INCOME TAXES

As of September 30, 2013

Deferred tax assets:
Net operating tax carry forwards	$5,602,636
Other	-0-
Gross deferred tax assets	5,602,636
Valuation allowance	(5,602,636))

Net deferred tax assets	$-0-

As of  September 30 ,  2013 the Company has a  Deferred Tax Asset of  $5,602,636 completely attributable to net operating loss carry forwards  of approximately $16,478,341   ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $16,439,725   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen .

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of September 30, 2013 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $137,372. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company.  Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. Between October 1, 2011 and September 30, 2012 the Company made payments to Entest totaling $20,600. Between October 1, 2012 and December 31, 2012 the Company became indebted to Entest in the amount of an additional $755 for expenses paid on behalf of the Company by Entest . As of September 30, 2013 the amount due to Entest is $34,895. This obligation bears no interest and is due and payable on the demand of Entest. Entest is considered a related party due to the fact that the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest.

During the year ended September 30, 2013 the Company issued to David Koos:

40,000 of its Series AAA Preferred stock in satisfaction of $10,000 of salaries accrued but unpaid.

60,000,000 of its Common Shares in satisfaction of $120,000 of Notes Payable.

NOTE 7. NOTES PAYABLE

	September 30, 2012	September 30, 2013

Bio Technology Partners Business Trust	44,500	0
Venture Bridge Advisors	72,000	82,000
David Koos (Note 6)	520	137,372
Sherman Family Trust	700,000	0
Notes payable	$817,020	$219,372

Venture Bridge Advisors has provided a lines of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender.

All loans to the Company made by David R. Koos are due and payable at the demand of Koos and bear simple interest at a rate of 15% per annum.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2013:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized:

2,063,821  Preferred Shares , par value $0.0001, issued and outstanding.

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

40,000 Series AAA Preferred Shares, par value $0.0001, issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times forty thousand (40,0000).

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

Non Voting Convertible Preferred Stock , $1.00 Par value, 200,000 shares authorized , 0 shares issued and outstanding

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

Common stock, $ 0.0001 par value;5,000,000,000 shares authorized: 2,390,304,145   shares issued and outstanding.

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

At September 30, 2013, the following convertible debentures remain outstanding:

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

(c) $17,000 in aggregate convertible debt  bearing no interest convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the five trading days immediately preceding a conversion date, as reported by Bloomberg.

Convertible Debentures described in (a) , (b), and (c) are currently due and payable. The holders have not made a demand for payment

As of September 30, 2013 the Aggregate Amount of Convertible Debentures outstanding was $98,701 and the Aggregate Amount of Unamortized discount was $0.

As of September 30, 2012 the Aggregate Amount of Convertible Debentures outstanding was $365,880 and the Aggregate Amount of Unamortized discount was $65,371.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

The convertible indebtedness held by the Plaintiff is convertible at Holder’s demand into the common shares of the Company’s stock at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company and the Plaintiff had agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. There can be no assurance that a subsequent conversion notice for the same amount of indebtedness issued by the Plaintiff would convert into 103,030,303 of the company’s common shares .

On August 21, 2012 the Company entered into a settlement funding agreement with Princeton Research, Inc. and Jan Vandersande ( collectively the “PRI Parties”) which obligates the Company to pay the PRI Parties $1,000 a month over thirty months.

NOTE 11. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities as of September 30, 2013.

NOTE 12. STOCK TRANSACTIONS

During the year ended September 30, 2013 the Company:

Issued 1,774,391,341 Common Shares in satisfaction of $ 1,046,876 of indebtedness.

Issued 40,000 Series AAA Preferred Shares to David Koos in satisfaction of $10,000 of accrued compensation.

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

Issued 12,000,000 Common Shares to employees as compensation valued at $36,000.

Cancelled at the request of the holder 5,000,000 Common Shares previously issued in satisfaction of $25,000 in indebtedness.

Issued 6604970 Common Shares in satisfaction of 4640 of accrued interest.

Issued 111,250,000 Common Shares pursuant to contractual obligations to convertible note holders.

Issued 100,000 preferred Shares to a consultant pursuant to that agreement entered into by and between Regen and Dr. Wei Ping Min (“Min”) whereby Min assigned to Regen all right, title and interest in US Patent # 8,389,708 as well as all Patent applications from the same family corresponding to numbers PCT/CA2006/000984, CA2612200 and EP1898936.

Issued 35714286 Common Shares in conversion of 75,000 non Voting Convertible Preferred Shares.

Issued 8,512,088 Common Shares to a consultant for services valued at $25,000

Issued 500,000 Common Shares to a consultant for services valued at $1,550

During the year ended September 30, 2013, Regen:

Issued 1,500,000 common shares to the holder of one of the Company’s convertible notes (“ Convertible Note Holder”) in satisfaction of $70,198 owed by the Company to the Convertible Note Holder.

Issued 100,000 of its common shares for consideration consisting of $100,000.

NOTE 12. SUBSEQUENT EVENTS

On October 14, 2013 the Company Issued 120,000,000 Common Shares in satisfaction of $ 44,500 of indebtedness.

On October 14, 2013 Regen issued 100,000 of its common shares for consideration consisting of $100,000.

On December 12, 2013 Regen issued 100,000 of its common shares for consideration consisting of $100,000.

On December 12, 2013 the Company issued 30,000,000 of its common shares to a vendor in settlement of a dispute over fees owed between the vendor and Regen.

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

During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with S&B whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to S&B’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

Item 9A. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2013. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

(c) There have been no changes during the quarter ended September 30, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2013, or written representations from certain reporting persons, we believe all of our directors and executive officers as well as any beneficial owner of more than ten percent of any class of equity securities  met all applicable filing requirements.

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

Executive Compensation

SUMMARY COMPENSATION TABLE*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)***	Total ($)
David Koos Chairman and CEO	From October 1, 2012 to September 30, 2013	$290,000		$10,000					$300,000
David Koos Chairman and CEO	From October 1, 2011 to September 30, 2012	$300,000		9				$5,000	$305,009

* Does not include Compensation Accrued but Unpaid. As of September 30, 2013 David R. Koos is owed $460,321 in compensation accrued but unpaid.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on  December 26,2013 concerning shares of our stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Based on 2,810,513,321 shares issued and outstanding as of  December 26 , 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	12,718,293 (a)	.45%
Common	All Officers and Directors As a Group(a)	12,718,293 (a)	.45%

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

Based on 2,063,821  shares issued and outstanding as of  December 26, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	524,079	25%
Preferred	Copeland Revocable Trust	166,907	8%
Preferred	Ronald Williams	205,714	10%
Preferred	All Officers and Directors As a Group(c)	524,079	25%

(a)   Includes 458,503 Preferred  Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 62,056 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and AFN Trust for which David Koos serves as Trustee .

The following table sets forth information as of the close of business on December 26,2013 concerning shares of our Series B preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series B preferred stock.

Based on 725,409  shares  issued and outstanding as of  December 26, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	96,012	13%
Series B Preferred	All Officers and Directors As a Group(c)	96,012	13%

(a)  Includes 9,171 Preferred Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 58,935 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  and 836 shares owned by  AFN Trust for which David Koos serves as Trustee

The following table sets forth information as of the close of business on  December 26,2013  concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	94,852	100%
Series AA Preferred	All Officers and Directors As a Group	94,852	100%

No shares of our Non Voting Convertible Preferred stock was issued and outstanding aas of the close of business on December 26,2013

 The following table sets forth information as of the close of business on  December 26,2013  concerning shares of our Series AAA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On June 15, 2009 Entest BioMedical, Inc.(“Entest”) , a corporation under common control with the Company, entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month. Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company. Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. Between October 1, 2012 and September 30, 2012 the Company made payments to Entest totaling $20,600. As of September 30, 2012 the amount due to Entest was $39,140. Subsequent to September 30, 2012 the following events:

a)

Payment of $5,000 to Entest by the Company during the quarter ended December 31, 2012 offset by

(b)

Payment of $755 of expenses on behalf of the Company by Entest. during the quarter ended December 31, 2012.

Reduced the obligation to $34,895 as of September 30, 2013. This obligation bears no interest and is due and payable on the demand of Entest.

As of September 30, 2013 David Koos, the Company’s Chairman and Chief Executive Officer, is owed $460,321 in compensation accrued but unpaid .

As of September 30, 2013 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $137,372. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

During the year ended September 30, 2013 the Company issued to David Koos:

40,000 of its Series AAA Preferred stock in satisfaction of $10,000 of salaries accrued but unpaid.

60,000,000 of its Common Shares in satisfaction of $120,000 lent by David Koos to the Company.

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

Item 14. Principal Accounting Fees and Services.

The following sets forth the aggregate fees billed by John Kinross Kennedy, CPA:

Period beginning October 1, 2011 and ending September 30, 2012
Audit Fees	$—
Audit Related Fees	$1,200
Tax Fees	$—
Total Fees	$1,200

 The following sets forth the aggregate fees billed by Seale and Beers, CPAs

Period beginning October 1, 2012 and ending September 30, 2013
Audit Fees	$22,546
Audit Related Fees	$9000
Tax Fees	$—
Total Fees	$31,546

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

The Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected Seale and Beers, CPA’s  independence.

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)

10.20	Settlement Agreement and Mutual Release (29)
3(1)(6)	Certificate of Designation Series AAA Preferred Stock (30)
10.21	Worldwide Property Assignment Agreement (31)
10.22	License Agreement (32)
10.23	Benitec License (33)
10.24	Termination letter Oregon health and Science University (34)
99.1	Letter from BAUMGARTNER PATENT LAW (35)
10.25	Agreement with Caven Investments LLC (36)
10.26	Independent Contractor Agreement between Dr. Eei Ping Min and Regen (37)
10.27	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012
10.28	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012
10.29	Letter Agreement by and between David Suhy and Regen dated September 11 2013

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008

(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated A ugust 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012
(29)	incorporated by reference to Exhibit 10.1 of Form 10-Q filed march 12, 2013
(30)	incorporated by reference to Exhibit 3(1) of form 8-K dated April 30, 2013
(31)	incorporated by reference to Exhibit 10.1 of form 8-K dated June 11, 2013
(32)	incorporated by reference to Exhibit 10.2 of form 8-K dated June 11, 2013
(33)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 5, 2013
(34)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 9, 2013
(35)	incorporated by reference to Exhibit 99.1 of form 8-K dated August 9, 2013
(36)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 3, 2013
(37)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 23, 2013

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date:December 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 30, 2013.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date: December 31, 2013