Form 10-Q
period 2013-12-31
Bio-Matrix Scientific Group, Inc.
filed 2014-02-06
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☑   No    ☐

There were 2,951,013,321shares of Common Stock outstanding as of January 29, 2014.

PART I - FINANCIAL INFORMATION Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	As of December 31 , 2013	As of September 30, 2013

	(unaudited)
ASSETS
CURRENT ASSETS
Cash	268,871	116,714
Prepaid Expenses	15,000	15,000
Total Current Assets	283,871	131,714

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Available for Sale Securities	3,000	7,000
Total Other Assets	72,200	76,200

TOTAL ASSETS	356,071	207,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	148,202	138,572
Notes Payable	168,007	219,372
Accrued Payroll	652,094	612,094
Accrued Payroll Taxes	59,085	45,386
Accrued Interest	245,243	239,829
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	98,701	98,701
Due to Affiliate	22,181	34,895
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,399,513	1,394,849

Total Liabilities	1,399,513	1,394,849

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 2063821 issues and outstanding as of
September 30 2013 and December 31, 2013	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of September 30, 2013 and
December 31, 2013	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized
40,000 shares issued and outstanding as of September 30, 2013 and December 31, 2013	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2013 and
December 31 , 2013 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized;
2,390,304, 145 and 2,810,545,145 issued and outstanding as of
September 30, 2013 and December 31 , 2013 respectively	281,049	239,029
Non Voting Convertible Preferred Stock ($1 Par value)
200,000 shares authorized; 0 shares issued and outstanding
as of September 30, 2013 and December 31, 2012	0	0
Additional Paid in capital	15,865,164	14,845,671
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	23,621,426	24,542,314
Accumulated Other Comprehensive Income (Loss)	(41,333,361)	(41,329,361)
Total Stockholders' Equity (Deficit) Bio-Matrix Scientific Group, Inc.	(1,056,074)	(1,192,699)
Noncontrolling Interest in subsidiary	12,632	5,765
Total Stockholders' Equity	(1,043,442)	(1,186,934)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	356,071	207,914

The Accompanying Notes are an Integral Part of These Financial Statements

	BIO MATRIX SCIENTIFIC GROUP,INC
	(A Development Stage Company)
	CONSOLIDATED STATEMENT OF OPERATIONS

		3 months ended	3 months ended	From Inception through
		December 31, 2013 (unaudited)	December 31, 2012 (unaudited)	December 31, 2013 (unaudited)

	REVENUES	$-	$-	$-

	COST AND EXPENSES
	Research and Development	5,825	6,509	1,288,220
	General and Administrative	187,185	173,117	8,404,126
	Depreciation and Amortization			2,668
	Consulting and Professional Fees	70,494	55,648	5,294,915
	Impairment of Goodwill and Intangibles			34,688
	Total Costs and Expenses	263,504	235,274	15,024,617

	OPERATING LOSS	(263,504)	(235,274)	(15,024,617)

	OTHER INCOME & (EXPENSES)
	Interest Expense	(8,884)	(9,953)	(469,050)
	Loss on Early Extinguishment of Debt			(41,688)
	Loss on Settlement of Debt through Equity Issuance	(648,500)		(648,500)
	Interest Expense attributable to
	amortization of discount		(316,216)	(829,709)
	Interest Income			306
	Securities issued pursuant to contractual
	obligations		(35,223)	(101,595)
	Other Income			236,916
	Gain on de-consolidation of subsidiary			41,645,688
	Loss on sale of Available for Sale Securities			(487,900)
	Loss on disposal of Equipment			(531,571)
	Other Expense			(166)
	Total Other Income & (Expense)	(657,384)	(361,392)	38,772,731

	NET INCOME (LOSS)	(920,888)	(596,666)	23,748,114
	before loss attributable to noncontrolling interest in Entest
	Biomedical, Inc. and equity in subsidiary losses
	(Net Income) Loss attributable to
	noncontrolling interest in Entest Biomedical, Inc.			536,961
	NET INCOME (LOSS) before
	equity in subsidiary losses	(920,888)	(596,666)	24,285,075
	Equity in Net Income (Loss)
	of Entest			(663,649)

	NET INCOME (LOSS)	(920,888)	(596,666)	23,621,426
Less:	(Net Income)Loss attributable to noncontrolling
	interest Regen Biopharma, Inc.	6,801		15,634

	NET INCOME (LOSS) available to common shareholders	$(914,087)	$(596,666)	$23,637,060

	BASIC AND FULLY DILUTED
	EARNINGS (LOSS)	$(0.0004)	$(0.0010)
	Weighted average number of
	shares outstanding	2,603,403,841	425,779,002

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended	Three Months Ended	From inception to
	December 31, 2013	December 31, 2012	December 31, 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(920,888)	$(596,666)	$23,621,426
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees		26,400	1,289,551
Stock issued for services rendered by consultants	380		4,250,070
Stock issued for prepaid expenses			313,665
Stock issued for interest	3,570	2,120	147,152
Stock issued for expenses	48,000		688,000
Gain Recognized on Deconsolidation of subsidiary			(42,000,000)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses			(15,000)
Increase (Decrease) in Accounts Payable	9,630	4,505	148,203
Increase (Decrease) in Accrued Expenses	59,113	115,110	991,358
(Increase) Decrease in Employee Receivable
Increase (Decrease) in Due to Affiliate	(12,714)	(4,245)	22,181
Equity in Loss of Entest			663,649
(Increase) Decrease in Gain on cancellation of stock			(25,000)

Net Cash Provided by (Used in) Operating
Activities	$(812,909)	$(452,776)	$(9,902,078)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets			(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment			531,569
Net Cash Provided by (Used in) Investing
Activities			(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for cash			621,164
Common Stock issued for Accrued Salaries			540,952
Preferred Stock issued for Accrued Salaries			10,000
Common Stock issued pursuant to Contractual
Obligations		35,223	101,595
Additional paid in Capital	300,000	290,000	1,652,945
Principal borrowings on Convertible Debentures		316,216	1,261,179
Principal borrowings (repayments) on notes and
Convertible Debentures	16,566	(263,600)	2,825,947
Net Borrowings From Related Parties			1,195,196
Contributed Capital			509,353
Net Borrowings From Related Parties
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs			(65,000)
Loss on Settlement of Debt through Equity Issuance	648,500		648,500
Net Cash Provided by (Used in) Financing
Activities	965,066	377,839	10,177,816

Net Increase (Decrease) in Cash	$152,157	$(74,937)	$268,871

Cash at Beginning of Period	$116,714	$75,752	$0

Cash at End of Period	$268,871	$815	$268,871

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$67,930	$189,504	$2,909,219
Common Shares Issued for Nonvoting Preferred			$75,000

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
	Quarter ended	Quarter ended
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	December 31, 2013 (unaudited)	December 31, 2012 (unaudited)

Net Income	(920,888)	(596,666)
Less:
Unrealized Losses
on Securities	(4,000)	(11,000)
Total Other Comprehensive Income (Loss)	(4,000)	(11,000)
Comprehensive Income	(924,888)	(607,666)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of December 31, 2013

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended September 30, 2013 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Through its 96% owned subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio Matrix Scientific Group, Inc, a Nevada corporation and a wholly owned subsidiary (“BMSG”), Regen BioPharma, Inc., a Nevada corporation and 96% owned subsidiary (Regen) and Entest BioMedical, Inc., (“Entest”), a Nevada corporation which was a majority owned subsidiary up to February 3, 2011.  Significant inter-company transactions have been eliminated.

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

The Company’s financial instruments as of December 31, 2013 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc.  The fair value of all of the Company’s financial instruments as of December 31 2013 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2013 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the year ended September 30, 2013 and the quarter ended December 31, 2013 respectively.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

 The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

On January 31, 2013, the FASB issued Accounting Standards Update [ASU] 2013-01, entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The guidance in ASU 2013-01 amends the requirements in the FASB Accounting Standards Codification [FASB ASC] Topic 210, entitled Balance Sheet. The ASU 2013-01 amendments to FASB ASC 210 clarify that ordinary trade receivables and receivables in general are not within the scope of ASU 2011-11, entitled Disclosure about Offsetting Assets and Liabilities, where that ASU amended the guidance in FASB ASC 210. As those disclosures now are modified with the ASU 2013-01 amendments, the FASB ASC 210 balance sheet offsetting disclosures now clearly are applicable only where reporting entities are involved with bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and lending transactions that either are offset using the FASB ASC 210 or 815 requirements, or that are subject to enforceable master netting arrangements or similar agreements. ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

 On February 28, 2013, the FASB issued Accounting Standards Update [ASU] 2013-04, entitled Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.

Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

While early adoption of the amended guidance is permitted, for public companies, the guidance is required to be implemented in fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments need to be implemented retrospectively to all prior periods presented for obligations resulting from joint and several liability arrangements that exist at the beginning of the year of adoption. The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s operating results or financial position.

On April 22, 2013, the FASB issued Accounting Standards Update [ASU] 2013-07, entitled Liquidation Basis of Accounting. With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s operating results or financial position.

Variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3. OPTIONS AND WARRANTS

As of December 31, 2013 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $ 17,360,613 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through December 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the quarter ended December 31, 2013 Regen sold 300,000 of its common shares for cash consideration of $300,000 and the Company incurred net borrowings of $16,565 such funds being borrowed from David Koos, the Company’s Chairman and Chief Executive Officer .

NOTE 5. INCOME TAXES

As of December 31, 2013

Deferred tax assets:
Net operating tax carry forwards	$5,915,738
Other	-0-
Gross deferred tax assets	5,915,738
Valuation allowance	(5,915,738)

Net deferred tax assets	$-0-

As of  December 31 ,  2013 the Company has a  Deferred Tax Asset of  $5,915,738 completely attributable to net operating loss carry forwards  of approximately $17,399,229   ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $17,360,613   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2013 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $153,937. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company as of that date.  As of December 31, 2013 the amount due to Entest is $22,181. This obligation bears no interest and is due and payable on the demand of Entest. Entest is considered a related party due to the fact that the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest.

NOTE 7. NOTES PAYABLE

	December 31, 2013	September 30, 2013

Dunhill Ross Partners, Inc. ( formerly Venture Bridge Advisors)	14,070	82,000
David Koos (Note 6)	153,937	137,372
Notes payable	$168,007	$219,372

Dunhill Ross Partners, Inc. has provided a line of credit to the Company in the amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Company by Lender in Lender's sole and absolute discretion. The unpaid principal of this line of credit bears simple interest at the rate of ten percent per annum. Interest is calculated based on the principal balance as may be adjusted from time to time to reflect additional advances or payments made hereunder. Principal balance and accrued interest shall become due and payable in whole or in part at the demand of the Lender.

All loans to the Company made by David R. Koos are due and payable at the demand of Koos and bear simple interest at a rate of 15% per annum.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2013:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized:

2,063,821 Preferred Shares, par value $0.0001, issued and outstanding.

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

Non Voting Convertible Preferred Stock, $1.00 Par value, 200,000 shares authorized, 0 shares issued and outstanding

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

Common stock, $ 0.0001 par value; 5,000,000,000 shares authorized: 2,810,545,145   shares issued and outstanding.

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

NOTE 9. CONVERTIBLE DEBENTURES

At December 31, 2013, the following convertible debentures remain outstanding:

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

Convertible Debentures described in (a), (b), and (c) are currently due and payable. The holders have not made a demand for payment

As of December 31, 2013 the Aggregate Amount of Convertible Debentures outstanding was $98,701 and the Aggregate Amount of Unamortized discount was $0.

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

The action arises from the issuance and subsequent cancellation of 103,030,303 of the company’s common shares in satisfaction of $17,000 of convertible indebtedness of the Company held by the Plaintiff. The Plaintiff alleges that a cancellation notice sent by them to the Company’s transfer agent was meant to instruct the Transfer Agent simply to cancel the physical certificate in order that an equivalent number of shares may be transferred via DWAC to the Plaintiff’s stockbroker for the benefit of the Plaintiff. DWAC is the acronym for Deposit/Withdrawal At Custodian. The DWAC transaction system run by The Depository Trust Company (a.k.a. DTC or CEDE & CO) permits brokers and custodial banks, the DTC participants, to request the movement of shares to or from the issuer’s transfer agent electronically. A DWAC results in the crediting or debiting of shares to or from DTC’s book-entry account on the records of the issuer maintained by the transfer agent.

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

On August 21, 2012 the Company entered into a settlement funding agreement with Princeton Research, Inc. and Jan Vandersande (collectively the “PRI Parties”) which obligates the Company to pay the PRI Parties $1,000 a month over thirty months.

NOTE 11. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities as of December 31, 2013.

NOTE 12. STOCK TRANSACTIONS

On October 14, 2013 the Company Issued 120,000,000 Common Shares in satisfaction of $ 44,500 of indebtedness.

On November 4. 2013 the Company Issued 200,000 Common Shares as consideration for services rendered.

On November 13, 2013 the Company Issued 120,000,000 Common Shares in satisfaction of $ 12,000 of indebtedness.

On December 5, 2013 the Company issued 150,000,000 Common Shares in satisfaction of $15,000 of indebtedness.

On December 12, 2013 the Company issued 30,000,000 of its common shares to a vendor in settlement of a dispute over fees owed between the vendor and Regen.

On October 16, 2013 Regen issued 100,000 of its common shares for consideration consisting of $100,000.

On November 15, 2013 Regen issued 100,000 of its common shares for consideration consisting of $100,000.

On December 12, 2013 Regen issued 100,000 of its common shares for consideration consisting of $100,000.

NOTE 13 SUBSEQUENT EVENTS

On January 23, 2014 the Company Issued 500,000 Common Shares in satisfaction of $ 1,000 of convertible indebtedness.

On January 23, 2014 the Company Issued 140,000,000 Common Shares in satisfaction of $ 14,070 of indebtedness.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10Kfor the year ended September 30, 2013. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

Material Changes in Financial Condition:

As of December 31, 2013 we had Cash on Hand of $268,871 and as of September 30, 2013 we had Cash on Hand of $ 116,714

The increase in Cash on Hand of approximately 130.3 % is primarily attributable to:

(a)

The sale during the quarter ended December 31, 2013 of 300,000 newly issued common shares of Regen Biopharma, Inc. for proceeds of $300,000

Net loans totaling $16,565 made by David Koos, the Company’s Chairman and Chief Executive Officer, to the Company during the quarter ended December 31, 2013 offset by:

(b)

Payment of Company expenses in the ordinary course of business

Payment by the Company of $12,714 of principal indebtedness due to Entest Biomedical, Inc., an affiliate of the Company.

As of December 31, 2013 we had Available for Sale Securities of $3,000 and as of September 30, 2013 we had Available for Sale Securities of $7,000. The decrease in Available for Sale Securities of approximately 57% is primarily attributable to remeasurement based on unrealized gain.

As of December 31, 2013 we had Accounts Payable of $148,202 and as of September 30, 2013 we had Accounts Payable of $ 138,572.

The increase in Accounts Payable of approximately 6.9% is attributable to obligations incurred in the operation of the Company’s business.

As of December 31, 2013 we had Notes Payable of $ 168,007 and as of September 30, 2013 we had Notes Payable of $ 219,372.

This decrease of approximately 23% is primarily attributable to the settlement of $67,930 of principal indebtedness through the issuance of 354,300,000 of the common shares of the company offset by $16,565 in net loans made to the Company by David Koos during the quarter ended December 31, 2013.

As of December 31, 2013 we had Accrued Payroll of $652,094 and as of September 30, 2013 we had Accrued Payroll of $ 612,094.

The increase in Accrued Payroll of approximately 6.5% is primarily attributable to compensation expenses incurred during the quarter ended December 31, 2013 with regards to the salaries of David Koos ( our CEO), and Thomas Ichim (who is employed by Regen) which remain unpaid as of December 31, 2013.

As of December 31, 2013 we had Accrued Payroll Taxes of $59,095 and as of September 30, 2013 we had Accrued Payroll Taxes $45,386.

This increase of approximately 30% is primarily attributable to the net accrual of $13,699 of payroll taxes payable during the quarter ended December 31, 2013.

As of December 31, 2013 we had $ 22,181 in Amount Due to Affiliate and as of September 30, 2013 we had $34,895 in Amount Due to Affiliate. The decrease of approximately 36% is attributable to payment by the Company of $12,714 of principal indebtedness due to Entest Biomedical, Inc., an affiliate of the Company during the quarter ended December 31, 2013.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending December 31, 2013 and -0- for the same quarter ending 2012. Net Losses were $920,888 for the three months ended December 31, 2013. Net Losses were $596,666 for the same quarter ending 2012 .The increase in Net Loss of approximately 54% is primarily attributable to:

Increases in General and Administrative Expenses, Consulting Expenses and expenses incurred resulting from Loss Recognized on Settlement of Debt through Equity Issuance during the quarter ended December 31, 2013 when compared to the quarter ended December 31,2012 offset by:

Decreases in Research and Development expenses, Interest Expense Attributable to Amortization of Discount, Interest Expense not Attributable to Amortization of Discount, and expenses attributable to issuance of common shares pursuant to contractual obligations to certain convertible noteholders during the quarter ended December 31, 2013 when compared to the quarter ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had $268,871 cash on hand and current liabilities of $1,399,513   such liabilities consisting of Accounts Payable, Notes Payable, Expenses Accrued but not yet paid, Convertible Notes Payable and Amounts due to Affiliated Parties.

We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

During the three months ended December 31, 2013 we satisfied our cash requirements primarily through borrowings from David Koos, the Company’s CEO and sale of the common shares of Regen Biopharma, Inc. for cash consideration. There can also be no assurance given by the Company that funds will continue to be lent to the Company by David Koos or that the Company will be successful in selling either its own or its subsidiary’s securities in the future.

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

We were not party to any material commitments for capital expenditures as of the end of the quarter ended December 31, 2013.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October 1, 2013 and ending December 31, 2013, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

The action arises from the issuance and subsequent cancellation of 103,030,303 of the company’s common shares in satisfaction of $17,000 of convertible indebtedness of the Company held by the Plaintiff. The Plaintiff alleges that a cancellation notice sent by them to the Company’s transfer agent was meant to instruct the Transfer Agent simply to cancel the physical certificate in order that an equivalent number of shares may be transferred via DWAC to the Plaintiff’s stockbroker for the benefit of the Plaintiff. DWAC is the acronym for Deposit/Withdrawal At Custodian. The DWAC transaction system run by The Depository Trust Company (a.k.a. DTC or CEDE & CO) permits brokers and custodial banks, the DTC participants, to request the movement of shares to or from the issuer’s transfer agent electronically. A DWAC results in the crediting or debiting of shares to or from DTC’s book-entry account on the records of the issuer maintained by the transfer agent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Securities Issuances by Bio-Matrix Scientific Group, Inc.:

On October 14, 2013 the Company Issued 120,000,000 Common Shares (“Shares”) in satisfaction of $ 44,500 of indebtedness.

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

On November 13, 2013 the Company Issued 120,000,000 Common Shares (“Shares”) in satisfaction of $ 8,430 of principal indebtedness and $3,570 of interest accrued but unpaid.

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

On December 5, 2013 the Company issued 150,000,000 Common Shares (“Shares”) in satisfaction of $15,000 of indebtedness.

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

 On January 23, 2014 the Company Issued 500,000 Common Shares (“Shares”) in satisfaction of $ 1,000 of convertible indebtedness.

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

On January 23, 2014 the Company Issued 140,000,000 Common Shares (“Shares”) in satisfaction of $ 14,070 of indebtedness.

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

Securities Issuances by Regen Biopharma, Inc.

On October 16, 2013 Regen Biopharma, Inc. issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. A placement agent fee of $10,000 was paid to Capital Path Securities, LLC in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On November 15, 2013 Regen Biopharma, Inc. issued 100,000 common shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

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

On December 12, 2013 Regen Biopharma, Inc. issued 100,000 common Shares (“Shares”) to ASC Recap, LLC for consideration of $100,000.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, Bio-Matrix Scientific Group Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: January 30, 2014	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer