Form 10-Q/A
period 2012-12-31
Bio-Matrix Scientific Group, Inc.
filed 2014-02-10
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No    ☑

There were 2,951,013,321shares of Common Stock outstanding as of January 29, 2014.

EXPLANATORY NOTE

THIS AMENDMENT NO. 5 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2012 (“FORM 10-Q”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE FORM 10-Q (“ORIGINAL FILING”).

PART I1, ITEM 6 EXHIBITS

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

Item 6. EXHIBITS

10.1(a)	SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE
31.1(b)	Certification of Chief Executive Officer
31.2 (c)	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)

incorporated by reference to Exhibit 10.1 of Form 8-K filed March 12 , 2013

(b) incorporated by reference to Exhibit 31.1 of Form 10-Q/A filed December 27, 2013

(c) incorporated by reference to Exhibit 31.2 of Form 10-Q/A filed December 27, 2013

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.
a Delaware corporation

By:	/s/ David R. Koos
David R. Koos
Chief Executive Officer

February 10, 2014