Form 10-K/A
period 2012-09-30
Bio-Matrix Scientific Group, Inc.
filed 2014-02-12
CIK 1079282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No 6.

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

Number of shares outstanding of each of the issuer's class of common stock as of January 29, 2014.:

Common: 2,951,013,321

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.6 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (“FORM 10-K”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF AMENDMENT NO 5 TO THE FORM 10K.(“ORIGINAL FILING”)

PART II ITEM 8

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

December 22, 2011 (as amended)

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

As discussed in Note 15 to the financial statements, the 2012 financial statements have been restated to correct a misstatement.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 25, 2013, except for note 15, as to which the date is September 9, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

BIO MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	As of	As of
	September 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash	$ 75,752	$ 331
Prepaid Expenses	15,000	39,925
Total Current Assets	90,752	40,256

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)	0	20,789

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	0
Investment in Subsidiary		41,735,443
Available for Sale Securities	22,000	0
Total Other Assets	91,200	41,739,643

TOTAL ASSETS	$ 181,952	$ 41,800,688

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	133,039	130,507
Notes Payable	817,020	169,575
Accrued Payroll	307,692	627,000
Accrued Payroll Taxes	27,769	23,780
Accrued Interest	210,069	154,930
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	300,509	313,701
Due to Affiliate	39,140	59,500
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,841,238	1,484,993

Total Liabilities	1,841,238	1,484,993

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 1,963,821 issues and outstanding as of
September 30, 2011 and September 30 2012	197	197
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
4,852 and 94,852 issued and outstanding as of September 30, 2011 and
September 30, 2012	9
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2011 and
September 30 , 2012	73	73
Common Stock ($.0001 par value) 500,000,000 shares authorized;
72,189,747 and 323,507,887 issued and outstanding as of
September 30, 2011 and September 30 , 2012	32,350	7,219
Non-Voting Convertible Preferred Stock ($1 Par value)	75,000
200,000 shares authorized;75,000 and 0 issued and outstanding as of September 30, 2012 and September 30, 2011
Additional Paid in capital	12,490,780	11,498,731
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	26,547,311	28,300,120
Accumulated Other Comprehensive Income (Loss)	(41,314,361)	0
Total Stockholders' Equity (Deficit)	(1,659,286)	40,315,695

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 181,952	$ 41,800,688

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

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
From August 2, 2005 through September 30, 2012

	Series AA		Series B						Nonvoting Convertible		Additional		Deficit		Accumulated
	Preferred		Preferred		Preferred		Common		Preferred		Paid-in	Retained	Attributable to	Contributed	Other
											Capital	Earnings	noncontrolling	Capital	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			interest		Income(Loss)

Shares issued to parent							25,000	35,921			-					35,921
Net Loss August 2, 2005																-
through September 30, 2005												(1,000)				(1,000)
Balance September 30, 2005							25,000	35,921			-	(1,000)				34,921

Net Loss October 1, 2005																-
through December 31, 2005												(366,945)				(366,945)
Balance December 31, 2005							25,000	35,921			-	(367,945)				(332,024)

Recapitalization							9,975,000	(34,921)			34,921					-
Stock issued Tasco merger							2,780,000	278			(278)					-
Stock issued for services							305,000	31			759,719					759,750
Stock issued for Compensation							300,000	30			584,970					585,000
Net Loss January 1, 2006
through September 30, 2006												(2,053,249)				(2,053,249)
Balance September 30, 2006							13,385,000	1,339			1,379,332	(2,421,194)				(1,040,523)

Stock issued for services							100,184	10			112,524					112,534
Stock issued for Compensation							153,700	15			101,465					101,480
Stock issued in exchange for canceling debt							2,854,505	284			1,446,120					1,446,404
Net Loss October 1, 2006
through December 31, 2006												(466,179)				(466,179)
Balance December 31, 2006							16,493,389	1,649			3,039,441	(2,887,373)				153,717

Stock issued for cash							500,000	50			124,950					125,000
Stock issued for services							359,310	36			235,042					235,078
Stock issued for Compensation							143,920	14			88,400					88,414
Stock issued in exchange for canceling debt							500,000	50			124,950					125,000
Net Loss January 1, 2007
through March 31, 2007												(515,624)				(515,624)
Balance March 31, 2007							17,996,619	1,800			3,612,783	(3,402,997)				211,585

Stock issued for cash							240,666	24			60,142					60,166
Stock issued for services							406,129	41			222,889					222,930
Stock issued for Compensation							150,000	15			110,435					110,450
Stock issued in exchange for canceling debt							1,316,765	132			329,059					329,191
Net Loss April 1, 2007
through June 30, 2007												(718,955)				(718,955)
Balance June 30, 2007							20,110,179	2,011			4,335,308	(4,121,952)				215,367

Stock issued for cash							1,200,000	120			299,880					300,000
Stock issued for services							1,253,000	125			404,125					404,250
Stock issued for Compensation							100,000	10			24,990					25,000
Stock issued in exchange for canceling debt							566,217	57			143,940					143,997
Net Loss July 1, 2007
through September 30, 2007												(751,989)				(751,989)
Balance September 30, 2007							23,229,396	2,323			5,208,244	(4,873,941)				336,626
Stock issued for Cash
Stock issued for services							191,427	19			62,108					62,127
Net Loss October 1, 2007
through December 31, 2007												(405,812)				(405,812)
Balance December 31, 2007							23,420,823	2,342			5,270,352	(5,279,753)				(7,059)
Stock issued for cash					575,000	57					114,942					114,999
Stock issued for services					340,000	35	146,705	15			106,651					106,701
Net Loss January 1 2008
through March 31, 2008												(417,325)				(417,325)
Balance March 31, 2008					915,000	92	23,567,528	2,357			5,491,945	(5,697,078)				(202,684)
Stock issued for cash					2,154,850	215					672,172					672,387
Stock issued for services					1,421,725	142	232,000	23			613,439					613,604
Stock issued for accrued interest							31,245	3			17,293					17,296
Stock issued as dividend					1,075,087	108					(108)					-
Net Loss April 1,2008
to June 30, 2008												(1,063,446)				(1,063,446)
Balance June 30, 2008					5,566,662	557	23,830,773	2,383			6,794,741	(6,760,524)				37,158
Series AA Stock issued to Officer July 3, 2008	4,852
Stock issued for services July 8, 2008							905,000	91			769,159					769,250
Stock issued for Cash July 2, 2008					11,667	1					3,499					3,500
Stock issued for Cash July 25, 2008 (Warrant Exercise)					90,000	9					17,991					18,000
Stock issued for interest between July 30, 2008 and August 30, 2008							85,087	9			21,263					21,272
Stock issued for services September 3, 2008							50,000	5			24,995					25,000
Stock issued due to rounding					218		9
Net Loss July 1, 2008 to September 30, 2008												(1,195,491)				(1,195,491)

Accumulated other Comprehensive Income as of September 30, 2008															50,000	50,000
Balance September 30, 2008	4,852				5,668,547	567	24,870,869	2,488			7,631,648	(7,956,015)			50,000	(271,311)
Stock Retired in connection with Exchange for Common Shares December 2, 2008					(1,099,000)	(109)										(109)
Stock issued in connection with Exchange for Preferred Shares December 2, 2008							1,099,000	109								109
Stock Issued for Accrued Interest on December 3, 2008							133,124	13			33,268					33,281
Stock issued for Cash December 31, 2008					66,670	7					6,660					6,667
Stock issued for services December 31, 2008					33,330	3					3,330					3,333
Stock issued for Cash December 31, 2008					75,000	8					11,242					11,250
Contributed capital														499,000		499,000
Net Loss October 1, 2008 to December 31, 2008												(388,722)				(388,722)
Accumulated other Comprehensive Income as of December 31, 2008															(540,000)	(540,000)
Balance December 31, 2008	4,852				4,744,547	476	26,102,993	2,610			7,686,148	(8,344,737)		499,000	(490,000)	(646,502)
Stock issued for Services January 7,2009					50,000	5					7,495					7,500
Stock issued for Services January 7, 2009							1,400,000	140			209,860					210,000
Stock issued for Cash January 7,2009					67,000	7					6,693					6,700
Stock issued for Cash January 14,2009							1,300,000	130			104,868					104,998
Stock issued for Cash January 14,2009					25,000	2
Stock issued for Cash January 15,2009							35,000	4			6,996					7,000
Stock issued for Services January 15, 2009							100,000	10			19,990					20,000

Stock issued for Services January 21, 2009							37,925	4			11,373					11,377
Stock issued for Cash January 21, 2009							35,000	4			6,996					7,000
Stock Retired in connection with Exchange for Common Shares January 27,2009					(27,450)	(3)										(3)
Stock issued in connection with Exchange for Preferred Shares January 27,2009							27,450	3								3
Stock issued for Cash January 28, 2009							10,000	1			1,999					2,000
Stock issued for cash February 3, 2009					63,000	6					6,294					6,300
Stock issued for Services January 24,2009							200,000	20			35,980					36,000
Stock issued for cash February 13, 2009					200,000	20					29,980					30,000
Stock issued for cash February 25, 2009					66,667	7					5,993					6,000
Stock Issued for Debt March 3, 2009							1,000,000	100			99,900					100,000
Stock Retired in connection with Exchange for Common Shares March 10 ,2009					(214,286)	(21)										(21)
Stock issued in connection with Exchange for Preferred Shares march 10, 2009							214,286	21								21
Stock Retired in connection with Exchange for Common Shares March 13 ,2009					(250,000)	(25)										(25)
Stock issued in connection with Exchange for Preferred Shares march 13, 2009							250,000	25								25
Stock issued for Cash March 13, 2009							200,000	20			14,980					15,000
Stock issued for services March 31, 2009							250,000	25			24,975					25,000
Accumulated Other Comprehensive Income as of March 31, 2009															490,000	490,000
Net Loss January 1, 2009 to march 31, 2009												(1,210,188)				(1,210,188)
Balance March 31, 2009	4,852				4,724,478	474	31,162,654	3,117			8,280,520	(9,554,925)		499,000	-	(771,815)
																(80)
Stock Retired in Connection with Exchange for Common Shares April 21, 2009					(800,000)	(80)
Stock issued in Exchange for Preferred Shares April 21, 2009							800,000	80								80
Stock issued for Services April 21, 2009							325,000	32			42,219					42,251
Stock issued for interest April 24,2009							53,496	5			6,192					6,197
Stock issued to satisfy amounts due as a result of Notes Payable							2,869,827	286			127,497					127,783
Stock Retired in Connection with Exchange for Common Shares May 15, 2009					(780,000)	(78)
Stock issued in Exchange for Preferred Shares May 15,2009							780,000	78								78
Stock issued as dividend May 15, 2009			725,409	73							(73)					(73)
Stock Retired in Connection with Exchange for Common Shares June 8, 2009					(94,000)	(9)
Stock issued in Exchange for Preferred Shares June 8, 2009							94,000	9								9
Stock issued for Services June 22, 2009							200,000	20			13,980					14,000
Stock issued in satisfaction of accrued salary							4,000,000	400			119,600					120,000
Net Loss April 1, 2009 to June 30, 2009												(391,372)				(391,372)
Balance June 30, 2009	4,852		725,409	73	3,050,478	307	40,284,977	4,027			8,589,935	(9,946,297)		499,000	-	(852,955)

Stock issued for interest July 20, 2009							68,398	7			12,311					12,318
Stock Retired in Connection with Exchange for Common Shares July 29, 2009					(75,000)	(7)										(7)
Common Shares issued by subsidiary August 3, 2009											100,000					100,000
Stock issued in Exchange for Preferred Shares July 29, 2009							75,000	7								7
Stock issued to prepay expenses August 20,2009							2,500,000	250			299,750					300,000
Stock issued for services August 20,2009							700,000	70			83,930					84,000
Stock issued by Subsidiary for Services August 31, 2009											200,000					200,000
Stock issued for services September 8,2009							100,000	10			9,050					9,060
Stock issued by Subsidiary September 10, 2009											45,000					45,000
Restricted Stock Award compensation
expense (Stock of Subsidiary) for the year ended September 30, 2009											24,725					24,725
Net Loss July 1, 2009 to September 30, 2009												(497,683)				(497,683)
Loss attributable to non controlling interest in subsidiary													(93,995)			(93,995)
Balance September 30, 2009	4,852		725,409	73	2,975,478	300	43,728,375	4,371			9,364,701	(10,443,980)	(93,995)	499,000	-	(575,535)

Shares issued for services October 19, 2009							50,000	5			4,995					5,000
Stock issued for debt November 16 2009							3,273,333	328			97,873					98,201
Stock issued as contingent payment for services previously rendered December 31 2009							40,000	5								5
Stock issued by Subsidiary for cash											5,000					5,000
Restricted Stock Award compensation											98,916					98,916
expense (Stock of Subsidiary) for 3 months ended November 30, 2009
Common Stock of subsidiary issued as compensation											4,557					4,557
Net Loss October 1, 2009 to December 31 2009												(395,848)				(395,848)
Loss attributable to non controlling interest in subsidiary													(52,754)			(52,754)
Balance December 31, 2009	4,852		725,409	73	2,975,478	300	47,091,708	4,709			9,576,042	(10,839,828)	(146,749)	499,000	-	(759,704)
Shares issued for interest January 19, 2010							229,607	23			30,273					30,296
Shares issued for Convertible Debenture							1,433,333	143			99,857					100,000
Stock retired in connection with exchange for Common Shares February 5, 2010					(109,735)	(13)										(13)
Common Stock issued for Preferred Shares February 5 2010							109,735	10								10
Shares issued for Convertible Debenture February 10,2010							3,000,000	300			29,700					30,000
Shares issued for rental expenses March 31, 2010							2,511,546	251			288,577					288,828
Shares issued for debt March 31, 2010							6,777,920	678			233,776					234,454
Shares issued for debt March 31, 2010							3,593,268	360			251,169					251,529
Shares issued for accrued salary March 31, 2010							4,454,994	445			304,055					304,500
Restricted Stock Award compensation
expense (Stock of Subsidiary) for 3 months ended February 28,2010											76,359					76,359
Shares issued for services March 19 2010							300,000	30			41,950					41,980
Net Loss January 1,2010 to March 31, 2010												(389,680)				(389,680)
Loss attributable to non controlling interest in subsidiary													(41,293)			(41,293)
Balance March 31, 2010	4,852		725,409	73	2,865,743	287	69,502,111	6,949			10,931,758	(11,229,508)	(188,042)	499,000	-	208,559
Stock retired in connection with exchange for Common Shares					(901,922)	(90)										(90)
Stock issued for Preferred shares							901,922	91								91
Net Loss June 30, 2010												(327,226)				(327,226)
Loss attributable to non controlling interest in subsidiary													(47,687)			(47,687)
Balance June 30, 2010	4,852		725,409	73	1,963,821	197	70,404,033	7,040			10,931,758	(11,556,734)	(235,729)	499,000	-	(118,666)
Increase in Contributed Capital														10,355		10,355
Net Loss July1 to September 30,2010												(432,832)				(432,832)
Loss attributable to non controlling interest in subsidiary													(71,387)			(71,387)
Balance September 30, 2010	4,852		725,409	73	1,963,821	197	70,404,033	7,040			10,931,758	(11,989,566)	(307,116)	509,355	-	(541,143)
Stock issued by Subsidiary for cash October 7, 2010											100,000					100,000
Stock issued by Subsidiary for services November 17 and November 30, 2010											62,400					62,400
Net Loss October 1, 2010 to December 31 2010												(265,800)				(265,800)
Net Loss attributable to non controlling interest in subsidiary													(117,320)			(117,320)
Balance December 31, 2010	4,852		725,409	73	1,963,821	197	70,404,033	7,040			11,094,158	(12,255,366)	(424,436)	509,355	-	(644,543)
Common Stock of Subsidiary issued for cash January 26, 2011											100,000					100,000
Common Stock of Subsidiary issued for debt January 3, 2011											39,992					39,992
Common Stock issued for debt February 17, 2011							1,785,714	178			56,643					56,821
Common Stock of Subsidiary issued to employees January 3, 2011											70,638					70,638
Common Stock of Subsidiary issued to consultant January 4, 2011											17,600					17,600
Common Stock of Subsidiary issued in connection with Asset Purchase Agreement January 4, 2011											193,200					193,200
Intercompany Liability recognized on deconsolidation of Entest Biomedical, Inc.											(73,500)					(73,500)
Net Income January 1,2011 to March 31, 2011												41,556,283				41,556,283
Net Loss attributable to non controlling interest in subsidiary													(112,525)			(112,525)
Deconsolidation of Entest Biomedical													536,961			536,961
Equity in Net Income (Losses) of Entest Biomedical, Inc.												(101,838)				(101,838)
Balance March 31, 2011	4,852		725,409	73	1,963,821	197	72,189,747	7,218			11,498,731	29,199,079	-	509,355	-	41,214,653
Net Loss April 1, 2011 to June 30, 2011												(616,870)				(616,870)
Equity in Net Income (Losses) of Entest Biomedical, Inc.												(69,867)				(69,867)
Balance June 30, 2011	4,852		725,409	73	1,963,821	197	72,189,747	7,218			11,498,731	28,512,342	-	509,355	-	40,527,916
Net Loss July1 to September 30,2011												(119,360)				(119,360)
Equity in Net Income (Losses) of Entest Biomedical, Inc.												(92,862)				(92,862)
Balance September 30, 2011	4,852		725,409	73	1,963,821	197	72,189,747	7,218			11,498,731	28,300,120	-	509,355	-	40,315,694
Shares issued for indebtedness April 23, 2012							6,944,444	694			24,306					25,000
Shares issued for indebtedness April 23, 2012							2,777,778	278			9,723					10,001
Shares issued for indebtedness April 24, 2012							3,333,333	333			11,667					12,000
Shares issued for indebtedness April 30, 2012							835,608	84			2,917					3,001
Shares issued for indebtedness May 2, 2012							3,000,000	300			2,700					3,000
Shares issued for indebtedness May 11, 2012							2,564,103	256			9,744					10,000
Shares issued for indebtedness May 11, 2012							2,564,103	259			9,744					10,003
Shares issued for indebtedness May 11, 2012							5,769,231	577			21,924					22,501
Shares issued for indebtedness May 14, 2012							3,428,571	343			11,658					12,001
Shares issued for indebtedness May 16, 2012							3,448,276	345			9,655					10,000
Shares issued for indebtedness May 21, 2012							5,454,545	546			11,455					12,001
Shares issued for indebtedness May 24, 2012							3,000,000	300			5,700					6,000
Shares issued for indebtedness May 30, 2012							9,920,635	993			12,758					13,751
Shares issued for indebtedness June 6, 2012							11,900,000	1,190			16,660					17,850
Shares issued for indebtedness June 8, 2012							2,633,333	264			3,687					3,951
Shares issued for indebtedness June 8, 2012							6,000,000	600			8,400					9,000
Shares issued for indebtedness June 8, 2012							6,000,000	600			8,400					9,000
Shares issued for indebtedness June 12, 2012							7,783,333	778			10,897					11,675
Shares issued for indebtedness June 12, 2012							6,000,000	600			8,400					9,000
Shares issued for indebtedness June 12, 2012							333,333	33			967					1,000
Shares issued for indebtedness June 19, 2012							5,333,333	533			15,467					16,000
Shares issued for indebtedness June 12, 2012							3,425,000	343			9,933					10,276
Shares issued for indebtedness July 2, 2012							6,208,333	620			14,270					14,890
Shares issued for indebtedness July 2, 2012							4,892,473	489			8,609					9,098
Shares issued for indebtedness July 13, 2012							3,250,494	326			5,675					6,001
Shares issued for indebtedness July 16, 2012							8,884,409	888			15,637					16,525
Shares issued for indebtedness July 16, 2012							2,696,274	269			4,731					5,000
Shares issued for indebtedness August 17, 2012							10,317,460	1,031			11,969					13,000
Shares issued for indebtedness August 17, 2012							6,983,333	698			9,777					10,475
Shares issued for indebtedness August 17, 2012							4,064,506	407			5,594					6,001
Shares issued for indebtedness September 7, 2012							9,370,482	938			9,063					10,001
Shares issued for indebtedness September 10, 2012							5,000,000	500			24,500					25,000
Shares issued for indebtedness September 12, 2012							6,626,500	662			5,338					6,000
Shares issued for indebtedness September 12, 2012							5,633,000	563			5,437					6,000
Shares issued for indebtedness September 28, 2012							7,284,313	728			6,572					7,300
Shares issued for indebtedness August 17, 2012							10,161,266	1,016			13,984					15,000
Shares issued for indebtedness June 8, 2012							6,000,000	600			8,400					9,000
Shares issued for indebtedness June 8, 2012							6,000,000	600			8,400					9,000
Shares issued pursuant to contractual obligations May 18, 2012							2,040,000	204			8,990					9,194
Shares issued pursuant to contractual obligations May 25, 2012							5,370,000	537			12,894					13,431
Shares issued pursuant to contractual obligations June 6, 2012							3,970,000	397			21,448					21,845
Shares issued pursuant to contractual obligations June 25, 2012							1,920,000	192			8,075					8,267
Shares issued pursuant to contractual obligations July 9, 2012							204,301	20			655					675
Shares issued pursuant to contractual obligations July 16, 2012							503,378	50			1,712					1,762
Shares issued pursuant to contractual obligations August 17, 2012							1,708,540	170			7,518					7,688
Shares issued pursuant to contractual obligations August 17, 2012							780,119	78			3,430					3,508
Shares issued for Investment Banking Services May 2,2012							5,000,000	500			64,500					65,000
Restricted Stock Award issued to Employee May 14, 2012							12,000,000	1,200			(1,200)					-
Restricted Stock Award issued to Employee July 5, 2012							12,000,000	1,200			(1,200)					-
Shares issued to Employees May 14, 2012	90,000	9														9
Nonvoting Convertible preferred Shares Issued for Services August 30, 2012									75,000	75,000						75,000
Net Loss												(1,353,727)				(1,353,727)
Equity in Net Income (Losses) of Entest Biomedical, Inc.												(399,082)				(399,082)
Accumulated Other Comprehensive Income (Loss)															(41,314,361)	(41,314,361)
Recognition of Beneficial Conversion Feature , Convertible Notes											439,709					439,709
Recognition of Beneficial Conversion Feature , Nonvoting Convertible Preferred											32,142					32,142
Beneficial Conversion feature deemed dividend											(32,142)					(32,142)
Restricted Stock Award Compensation Expense recognized											40,800					40,800
Balance September 30, 2012	94,852	9	725,409	73	1,963,821	197	323,507,887	32,350	75,000	75,000	12,490,780	26,547,311	-	509,355	(41,314,361)	(1,659,286)

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

Through its wholly owned subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials

A. BASIS OF ACCOUNTING

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the twelve months ended September 30, 2012 and September 30, 2011 respectively.

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

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a one-time non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest BioMedical, Inc., the Company generated net losses of $ 14,434,728 (excluding $663,649 of Equity in Net Losses of Entest BioMedical, Inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series B Preferred Stock owned by such holder time’s one (1).

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

Common stock, $ 0.0001 par value; 1,000,000,000 shares authorized: 323,507,887 shares issued and outstanding.

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

Non-Voting Convertible Preferred Stock, $1.00 Par value, 200,000 shares authorized, 75000 shares issued and outstanding

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

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $17,179 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 7 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $6,871 which has been fully amortized. 2012

On  June 22, 2012, for no additional consideration, the Company agreed to amend the terms of $5,000 of outstanding  debt to allow conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 60% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the  date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares (Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would  be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price (“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The issuance of the note amounted in a beneficial conversion feature of $2,000 which has been fully amortized.

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

On October 24, 2011 a Complaint (“Complaint”) was filed in the Superior Court of the State of California, County of San Diego Central Division against the Company, the Company’s Chairman, and American Stock Transfer and Trust Company LLC by Rick Plote. The Complaint seeks damages from the defendants jointly and severally of no less than $615, 000 and alleges breach of written agreement, breach of written guarantee and fraud in connection with the defendant’s failure to transfer 4,000,000 common shares of the Company beneficially owned by the company’s Chairman and CEO and pledged by the Company’s Chairman to secure payment of a promissory note issued by an unaffiliated third party (Note 11).

On October 24, 2012 a settlement agreement was executed the terms of which require the litigation being dismissed with prejudice by Rick Plote, the grant to both of the Company and the Company’s Chairman of a waiver and release of and from all claims by Plote and certain third parties, the grant to Plote and certain third parties of a waiver and release of and from all claims by the Company and the Company’s Chairman. The grant of waiver and release by the Company to Plote and certain third parties is the sole obligation imposed on the Company by the settlement agreement.

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

On October 19, 2012 the Company issued 8,635,222 Common Shares in satisfaction of $9,000 of outstanding convertible indebtedness

On October 19, 2012 the Company issued 5,756,000 Common Shares in satisfaction of $6,000 of outstanding convertible indebtedness

On November 2, 2012 the Company issued 17,500,000 Common Shares in satisfaction of $5,000 of outstanding indebtedness

On November 8, 2012 the Company issued 15,964,912 Common Shares in satisfaction of $9,100 of outstanding convertible indebtedness

On November 9, 2012 the Company issued 14,158,067 Common Shares in satisfaction of $8,179 of outstanding convertible indebtedness

On November 9, 2012 the Company issued 17,500,000 Common Shares in satisfaction of $5,000 of outstanding indebtedness

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

On November 29, 2012 the Company issued 46,212, 122 Common Shares in satisfaction of $15,250 of outstanding convertible indebtedness

On November 29, 2012 the Company issued 30,303,030 Common Shares in satisfaction of $10,000 of outstanding convertible indebtedness

On November 29, 2012 the Company issued 14,452,111 Common Shares in satisfaction of $5,000 of outstanding convertible indebtedness

On December 10, 2012 the Company issued 30,303,030 Common Shares in satisfaction of $10,000 of outstanding convertible indebtedness

On December 12, 2012 the Company issued 57,159,091 Common Shares in satisfaction of $12,575 of outstanding convertible indebtedness

On December 12, 2012 the Company issued 9,242,425 Common Shares pursuant to contractual obligations to debt holders.

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
Date: February 11, 2014
	By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 9, 2013.

Bio-Matrix Scientific Group, Inc.
Date: February 11, 2014
	By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer, Acting Chief Financial Officer