Form 10-Q
period 2014-03-31
Bio-Matrix Scientific Group, Inc.
filed 2014-05-13
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☑   No    ☐

There were 2,951,045,145 shares of Common Stock outstanding as of March 31, 2014.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	As of March 31	As of September 30
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	122,789	116,714
Prepaid Expenses	15,000	15,000
Total Current Assets	137,789	131,714

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	65,000	65,000
Investment in Subsidiary
Available for Sale Securities	11,000	7,000
Total Other Assets	80,200	76,200

TOTAL ASSETS	217,989	207,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	143,571	138,572
Notes Payable	371,637	219,372
Bank Overdraft	801
Accrued Payroll	502,094	612,094
Accrued Payroll Taxes	49,338	45,386
Accrued Interest	253,766	239,829
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	97,701	98,701
Due to Affiliate	6,778	34,895
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,431,686	1,394,849

Total Liabilities	1,431,686	1,394,849

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 2063821 issues and outstanding as of
September 30 2013 and March 31, 2014	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of September 30, 2013 and
March 31, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized
40,000 shares issued and outstanding as of September 30, 2013 and March 31, 2014	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2013 and
March 31 , 2014 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized;
2,390,304, 145 and 2,951,045,145 issued and outstanding as of
September 30, 2013 and March 31 , 2014 respectively	295,099	239,029
Non Voting Convertible Preferred Stock ($1 Par value)
200,000 shares authorized; 0 shares issued and outstanding
as of September 30, 2013 and March 31, 2014
Additional Paid in capital	16,120,020	14,845,671
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	23,091,871	24,542,314
Accumulated Other Comprehensive Income (Loss)	(41,325,361)	(41,329,361)
Total Stockholders' Equity (Deficit) Biomatrix Scientific Group, Inc.	(1,308,723)	(1,192,699)
Noncontrolling Interest in subsidiary	95,026	5,765
Total Stockholders' Equity	(1,213,697)	(1,186,934)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	217,989	207,914

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	3 months ended	3 months ended	6 months ended	6 months ended	From inception through
	3/31/14	3/31/13	3/31/14	3/31/13	3/31/14

REVENUES	$ -	$ -	$ -	$ -	$ -

COST AND EXPENSES
Research and Development	8,042		13,867	6,509	1,296,262
General and Administrative	139,251	800,531	326,436	973,648	8,543,377
Depreciation and Amortization					2,668
Consulting and Professional Fees	37,509	15,671	108,003	71,319	5,332,424
Impairment of Goodwill and Intangibles					34,688
Total Costs and Expenses	184,802	816,202	448,306	1,051,476	15,209,419

OPERATING LOSS	(184,802)	(816,202)	(448,306)	(1,051,476)	(15,209,419)

OTHER INCOME & (EXPENSES)
Interest Expense	(8,523)	(9,965)	(17,407)	(19,918)	(477,573)
Loss on Early Extinguishment of Debt					(41,688)
Loss on Settlement of Debt through Equity Issuance	(336,230)		(984,730)		(984,730)
Interest Expense attributable to amortization of discount		(115,321)		(431,537)	(829,709)
Interest Income					306
Securities issued pursuant to contractual obligations				(35,223)	(101,595)
Other Income					236,916
Gain on de-consolidation of subsidiary					41,645,688
Loss on sale of Available for Sale Securities					(487,900)
Loss on disposal of Equipment					(531,571)
Other Expense					(166)
Total Other Income & (Expense)	(344,753)	(125,286)	(1,002,137)	(486,678)	38,427,978

NET INCOME (LOSS) before loss attributable to noncontrolling interest in Entest Biomedical, Inc. and equity in subsidiary losses	(529,555)	(941,488)	(1,450,443)	(1,538,154)	23,218,559

(Net Income) Loss attributable to noncontrolling interest in Entest Biomedical, Inc.					536961
NET INCOME (LOSS) before equity in subsidiary losses	(529,555)	(941,488)	(1,450,443)	(1,538,154)	23,755,520
Equity in Net Income (Loss) of Entest					(663,649)

NET INCOME (LOSS)	(529,555)	(941,488)	(1,450,443)	(1,538,154)	23,091,871
Less: (Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	71,738		78,539		87,372

NET INCOME (LOSS) available to common shareholders	(457,817)	(941,488)	(1,371,904)	(1,538,154)	23,179,243

BASIC AND FULLY DILUTED EARNINGS (LOSS)	$ (0.0002)	$ (0.0008)	$ (0.0005)	$ (0.0018)
Weighted average number of shares outstanding	2,916,286,718	1,136,084,829	2,737,817,974	838,129,516

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	(unaudited)	(unaudited)	(unaudited)
	Six Months Ended	Six Months Ended	From inception
	March 31, 2014	March 31, 2013	to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(1,450,443)	$ (1,538,154)	$ 23,091,871
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense			2,667
Stock issued for compensation to employees		26,400	1,289,551
Stock issued for services rendered by consultants	380		4,250,070
Stock issued for prepaid expenses			313,665
Stock issued for interest	3,570	4,640	147,152
Stock issued for expenses	48,000	640,000	688,000
Gain Recognized on Deconsolidation of subsidary			$ (42,000,000)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses			(15,000)
Increase (Decrease) in Accounts Payable	4,999	14,805	143,572
Increase (Decrease) in Accrued Expenses	(92,111)	254,510	840,134
Increase (Decrease) in bank Overdraft	801	2,286	801
(Increase) Decrease in Employee Receivable
Increase (Decrease) in Due to Affiliate	(28,117)	(4,245)	6,778
Loss attributable to Non Controlling interest in subsidiary
Equity in Loss of Entest			663,649
(Increase) Decrease in Gain on cancellation of stock			(25,000)

Net Cash Provided by (Used in) Operating Activities	(1,512,921)	(599,758)	$ (10,602,090)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Other Assets			(4,200)
Purchases of fixed assets			(541,536)
Disposal of Fixed Assets			7,300
Loss on Disposal of Equipment			531,569
Net Cash Provided by (Used in) Investing Activities			(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash			874,985
Common Stock issued for cash			621,164
Common Stock issued for Accrued Salaries			540,952
Preferred Stock issued for Accrued Salaries			10,000
Common Stock issued pursuant to Contractual Obligations		35,223	101,595
Additional paid in Capital	300,000	390,000	1,652,945
Principal borrowings on Convertible Debentures		431,537	1,261,179
Principal borrowings (repayments) on notes and
Convertible Debentures	234,266	(322,070)	3,043,647
Net Borrowings From Related Parties			1,195,196
Contributed Capital			509,353
Net Borrowings From Related Parties
Increase (Decrease) in Notes from Affiliated party			1,000
(Increase) Decrease in Deferred Financing Costs			(65,000)
Loss on Settlement of Debt through Equity Issuance	984,730		984,730

Net Cash Provided by (Used in) Financing Activities	1,518,996	534,690	10,731,746

Net Increase (Decrease) in Cash	6,075	(65,068)	$ 122,789

Cash at Beginning of Period	116,714	75,752	0

Cash at End of Period	122,789	$ 10,684	$ 122,789

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	83,000	$ 379,179	$2,924,289
Common Shares Issued for Nonvoting Preferred			$75,000

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

		Quarter ended	Quarter ended
		March 31, 2014	March 31, 2013

	Net Income	(529,555)	(941,488)
	Add:
	Unrealized Gains
	on Securities	8,000	24,000
	Less:
	Unrealized Losses
	on Securities
	Total Other Comprehensive Income (Loss)	8,000	24,000
	Comprehensive Income	(521,555)	(917,488)

		Six Months ended	Six Months ended
		March 31, 2014	March 31, 2013

	Net Income	(1,450,433)	(1,538,154)
	Add:
	Unrealized Gains
	on Securities	4,000	13,000
	Less:
	Unrealized Losses
	on Securities
	Total Other Comprehensive Income (Loss)	4,000	13,000
	Comprehensive Income	(1,446,433)	(1,525,154)

	The Accompanying Notes are an Integral Part of These Financial Statements

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

Through its 58% owned subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio Matrix Scientific Group, Inc, a Nevada corporation and a wholly owned subsidiary (“BMSG”), Regen BioPharma, Inc., a Nevada corporation and 58% owned subsidiary (Regen) and Entest BioMedical, Inc., (“Entest”), a Nevada corporation which was a majority owned subsidiary up to February 3, 2011.  Significant inter-company transactions have been eliminated.

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

The Company’s financial instruments as of March 31, 2014 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc.  The fair value of all of the Company’s financial instruments as of March 31, 2014 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company

H. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the year ended September 30, 2013 and the quarter ended March 31, 2014 respectively.

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

NOTE 3. OPTIONS AND WARRANTS

As of March 31, 2014 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $17,890,169 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through March 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the quarter ended March 31, 2014 Regen the Company incurred net borrowings of $17,700 such funds being borrowed from David Koos, the Company’s Chairman and Chief Executive Officer .

NOTE 5. INCOME TAXES

As of March 31, 2014

Deferred tax assets:
Net operating tax carry forwards	$6,095,786
Other	-0-
Gross deferred tax assets	6,095,786
Valuation allowance	(6,095,786)

Net deferred tax assets	$-0-

As of  March 31,  2014 the Company has a  Deferred Tax Asset of  $6,095,786 completely attributable to net operating loss carry forwards  of approximately $17,928,785   ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $17,890,168   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2014 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $171,637. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company as of that date.  As of March 31, 2014 the amount due to Entest is $6,778. This obligation bears no interest and is due and payable on the demand of Entest. Entest is considered a related party due to the fact that the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest.

NOTE 7. NOTES PAYABLE

	March 31, 2014	September 30, 2013

Dunhill Ross Partners, Inc. ( formerly Venture Bridge Advisors)	0	82,000
The Sherman Family Trust	200,000
David Koos (Note 6)	171,637	137,372
Notes payable	$371,637	$219,372

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

All amounts due to the Sherman Family Trust bear no interest and are due and payable, in whole or in part, at the option of the holder.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2014:

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

Common stock, $ 0.0001 par value; 5,000,000,000 shares authorized: 2,951,045,145 shares issued and outstanding.

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

NOTE 9. CONVERTIBLE DEBENTURES

At March 31, 2014, the following convertible debentures remain outstanding:

(a) $80,701 in aggregate convertible debt  bearing simple interest at 12% per annum convertible into the Company’s common stock at $0.025 per share.

(b) $17,000 in aggregate convertible debt bearing no interest convertible into the Company’s common stock at share and convertible into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the five trading days immediately preceding a conversion date, as reported by Bloomberg.

Convertible Debentures described in (a) and (b) are currently due and payable. The holders have not made a demand for payment

As of March 31, 2014 the Aggregate Amount of Convertible Debentures outstanding was $97,701 and the Aggregate Amount of Unamortized discount was $0.

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

NOTE 11. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities as of March 31, 2014.

NOTE 12. PROPERTY DIVIDEND

On March 25, 2014 the Company paid a property dividend of 20,000,000 common shares of Regen Biopharma, Inc. to its shareholders. This dividend was distributed pro rata to all common and preferred shareholders of record as of March 18, 2014

NOTE 13. STOCK TRANSACTIONS

On January 23, 2014 the Company Issued 140,000,000 Common Shares in satisfaction of $ 14,070 of indebtedness.

On January 28, 2014 the Company Issued 500,000 Common Shares in satisfaction of $ 1,000 of convertible indebtedness.

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

Material Changes in Financial Condition:

As of March 31, 2014 we had Cash on Hand of $122,789 and as of September 30, 2013 we had Cash on Hand of $ 116,714

The increase in Cash on Hand of approximately 5.2 % is primarily attributable to:

(a)	The sale during the quarter ended December 31, 2013 of 300,000 newly issued common shares of Regen Biopharma, Inc. for proceeds of $300,000
(b)	Net loans totaling $16,565 made by David Koos, the Company’s Chairman and Chief Executive Officer, to the Company during the quarter ended December 31, 2013
(c)	Net loans totaling $17,700 made by David Koos, the Company’s Chairman and Chief Executive Officer, to the Company during the quarter ended March 31, 2014

Offset By:

(a)	Payments of $28,117 made to or on behalf of Entest Biomedical, Inc.

(b)	Funds expended in the ordinary course of business.

As of March 31, 2014 we had Available for Sale Securities of $11,000 and as of September 30, 2013 we had Available for Sale Securities of $7,000. The increase in Available for Sale Securities of approximately 57% is primarily attributable to remeasurement based on unrealized gain.

As of March 31, 2014 we had Notes Payable of $ 371,637 and as of September 30, 2013 we had Notes Payable of $ 219,372.

This increase of approximately 69% is primarily attributable to:

(a)	Net Loans of $33, 243 made to the Company by the Company’s Chairman and Chief Executive Officer
(b)	The reclassification of $200,000 of Accrued Salary to Note Payable.

Offset by:

The satisfaction of $82,000 of principal indebtedness through the issuance of the Company’s common stock during the six months ended March 31, 2014..

As of March 31, 2014 we had Accrued Payroll of $502,094 and as of September 30, 2013 we had Accrued Payroll of $ 612,094.

The decrease in Accrued Payroll of approximately 18% is primarily attributable to the reclassification of $200,000 of salaries accrued but unpaid as Notes payable offset by compensation expenses incurred during the six months ended March 31, 2014 with regards to the salaries of David Koos ( our CEO), and Thomas Ichim (who is employed by Regen) which remain unpaid as of March 31, 2014.

As of March 31, 2014 we had Accrued Payroll Taxes of $ 49,338 and as of September 30, 2013 we had Accrued Payroll Taxes $45,386.

This increase of approximately 8% is primarily attributable to the net accrual of $3,952 of payroll taxes payable during the six months ended March 31, 2014.

As of March 31, 2014 we had $ 6,778 in Amount Due to Affiliate and as of September 30, 2013 we had $34,895 in Amount Due to Affiliate. The decrease of approximately 81% is attributable to payments of $28,117 made to or on behalf of Entest Biomedical, Inc. by the Company over the six months ended March 31, 2014.

As of March 31, 2014 we had Accrued Interest of $ 253,766 and as of September 30, 2013 we had Accrued Interest of $239,829.

This increase of approximately 5.8% is primarily attributable to interest on Notes payable and Convertible Notes payable accrued but unpaid over the six months ended March 31, 2014.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending March 31, 2014 and -0- for the same quarter ending 2013. Net Losses were $529,555 for the three months ended March 31, 2014. Net Losses were $941,488 for the same quarter ending 2013 .The decrease in Net Loss of approximately 44% is primarily attributable to:

(a)	Higher general and administrative expenses incurred over the quarter ended March 31, 2013 when compared to the same quarter ended 2014.
(b)	Higher interest expense incurred over the quarter ended March 31, 2013 when compared to the same quarter ended 2014.
(c)	The recognition of $115,321 of Interest Expense Attributable to Amortization of Discount during the quarter ended March 31, 2013.

Offset by:

(a)	Higher Research and Development expenses and Consulting Fees incurred over the quarter ended March 31, 2014 when compared to the same quarter ended 2013.
(b)	The recognition during the quarter ended March 31, 2014 of $336,230 of expenses attributable to the issuance of common stock for less than fair value in satisfaction of indebtedness of the Company

Revenues were -0- for the six months ending March 31, 2014 and -0- for the same period ending 2013. Net Losses were $ 1,450,443 for the six months ended March 31, 2014. Net Losses were $1,538,154 for the same period ending 2013 . The decrease in Net Loss of approximately 5.7 % is primarily attributable to:

(a)	Higher general and administrative expenses incurred over the six months ended March 31, 2013 when compared to the same period ended 2014.
(b)	Higher interest expense incurred over the six months ended March 31, 2013 when compared to the same period ended 2014.
(c)	The recognition of $431,537 of Interest Expense Attributable to Amortization of Discount during the six months ended March 31, 2013.

Offset by:

(a)	Higher Research and Development expenses and Consulting Fees incurred over the six months ended March 31, 2014 when compared to the same period ended 2013.
(b)	The recognition during the six months ended March 31, 2014 of $984,730 of expenses attributable to the issuance of common stock for less than fair value in satisfaction of indebtedness of the Company

Liquidity and Capital Resources

As of March 31, 2014, we had $122,789 cash on hand and current liabilities of $1,431,686   such liabilities consisting primarily of Accounts Payable, Notes Payable, Expenses Accrued but not yet paid, Convertible Notes Payable and Amounts due to Affiliated Parties.

We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

During the six months ended March 31, 2013 we satisfied our cash requirements primarily through borrowings from David Koos, the Company’s CEO and sale of the common shares of Regen Biopharma, Inc. for cash consideration. There can also be no assurance given by the Company that funds will continue to be lent to the Company by David Koos or that the Company will be successful in selling either its own or its subsidiary’s securities in the future.

The Company plans to meet cash needs through applying for governmental and non-governmental grants as well as selling its securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or non-governmental grant will be obtained by the Company despite the Company’s best efforts. As of February 19, 2014 Regen BioPharma, Inc , a majority owned subsidiary of the Company, has identified the National Heart Lung and Blood Institute Clinical Trial Pilot Studies (R34) grant which provides up to $450,000 in funding over a period of three years as well as the Omnibus Solicitation of the NIH for Small Business Technology Transfer Grant Applications administered by the Small Business Innovation Research (SBIR) program of the National Institute of Health as grants for which the Company intends to apply.

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. We were not party to any material commitments for capital expenditures as of the end of the quarter ended March 31, 2014. Other than what is disclosed in this document, The Company is unaware of any trends, demands or uncertainties that will result in the Company’s liquidity increasing or decreasing in any material way.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2014 and ending March 31, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2014 the Company Issued 140,000,000 Common Shares (“Shares’) in satisfaction of $ 14,070 of indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On January 28, 2014 the Company Issued 500,000 Common Shares (“Shares”) in satisfaction of $ 1,000 of convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

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

1

SIGNATURES

In accordance with the requirements of the Exchange Act, Bio-Matrix Scientific Group Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: May 9, 2014	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer