Form 10-Q
period 2014-06-30
Bio-Matrix Scientific Group, Inc.
filed 2014-08-13
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For Period ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☑   No    ☐

There were 2,951,045,145 shares of Common Stock outstanding as of June 30, 2014.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
	As Of	As Of
	June 30,	September 30,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	99,054	116,714
Prepaid Expenses	15,000	15,000
Note Receivable	2,222
Interest Receivable	14
Total Current Assets	116,290	131,714

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)

OTHER ASSETS
Deposits	4,200	4,200
Deferred Financing Costs	0	65,000
Available for Sale Securities	5,000	7,000
Total Other Assets	9,200	76,200

TOTAL ASSETS	125,490	207,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	144,474	138,572
Notes Payable	383,731	219,372
Bank Overdraft	0	0
Accrued Payroll	547,094	612,094
Accrued Payroll Taxes	49,887	45,386
Accrued Interest	262,747	239,829
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	97,701	98,701
Due to Affiliate	0	34,895
Current portion, note payable to affiliated party	1,000	1,000
Due to Shareholder	100,000
Total Current Liabilities	1,591,634	1,394,849

Total Liabilities	1,591,634	1,394,849

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 2,063,821 issues and outstanding as of
September 30, 2013 and June 30, 2014	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares autorized
94,852 issued and outstanding as of September 30, 2013 and
June 30, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized
40,000 shares issued and outstanding as of September 30, 2013 and June 30, 2014	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2013 and
June 30 , 2014 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized;
2,390,304,145 and 2,951,045,145 issued and outstanding as of
September 30, 2013 and June 30 , 2014 respectively	295,099	239,029
Non Voting Convertible Preferred Stock ($1 Par value)
200,000 shares authorized; 0 shares issued and outstanding
as of September 30, 2013 and June 30, 2014
Additional Paid in capital	16,167,486	14,845,671
Contributed Capital	509,355	509,355
Retained Earnings (Deficit) accumulated during the development stage	22,845,424	24,542,314
Accumulated Other Comprehensive Income (Loss)	(41,331,361)	(41,329,361)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,513,704)	(1,192,699)
Noncontrolling Interest in subsidiary	47,560	5,765
Total Stockholders' Equity	(1,466,144)	(1,186,934)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	125,490	207,914

The Accompanying Notes are an Integral Part of These Financial Statements.

	BIO MATRIX SCIENTIFIC GROUP,INC
	(A Development Stage Company)
	CONSOLIDATED STATEMENT OF OPERATIONS

		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		3 months ended	3 months ended	9 months ended	9 months ended	From inception through
		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

REVENUES		0	0	0	0	0

	COST AND EXPENSES
	Research and Development	0	3,000	13,867	9,509	1,296,262
	General and Administrative	132,975	196,444	459,411	1,170,092	8,676,352
	Depreciation and Amortization					2,668
	Consulting and Professional Fees	39,995	51,703	147,998	123,022	5,372,419
	Impairment of Goodwill and Intangibles					34,688
	Total Costs and Expenses	172,970	251,147	621,276	1,302,623	15,382,389

	OPERATING LOSS	(172,970)	(251,147)	(621,276)	(1,302,623)	(15,382,389)

	OTHER INCOME & (EXPENSES)
	Interest Expense	(8,981)	(12,321)	(26,388)	(32,239)	(486,554)
	Loss on Early Extinguishment of Debt	0	0	0	0	(41,688)
	Loss on Settlement of Debt through Equity Issuance	0	0	(984,730)	0	(984,730)
	Interest Expense attributable to
	amortization of discount	0	(15,321)	0	(446,858)	(829,709)
	Interest Income	14	0	14	0	320
	Securities issued pursuant to contractual
	obligations	0	0	0	(35,223)	(101,595)
	Other Income	490	0	490	0	237,406
	Gain on de-consolidation of subsidiary	0	0	0	0	41,645,688
	Loss on sale of Available for Sale Securities	0	0	0	0	(487,900)
	Loss on disposal of Equipment	0	0	0	0	(531,571)
	Other Expense	(65,000)	0	(65,000)	0	(65,166)
	Total Other Income & (Expense)	(73,477)	(27,642)	(1,075,614)	(514,320)	38,354,501

	NET INCOME (LOSS)	(246,447)	(278,789)	(1,696,890)	(1,816,943)	22,972,112
	before loss attributable to noncontrolling interest in Entest
	Biomedical, Inc. and equity in subsidiary losses
	(Net Income) Loss attributable to
	noncontrolling interest in Entest Biomedical, Inc.	0	0	0	0	536,961
	NET INCOME (LOSS) before
	equity in subsidiary losses	(246,447)	(278,789)	(1,696,890)	(1,816,943)	23,509,073
	Equity in Net Income (Loss)
	of Entest	0	0	0	0	(663,649)

	NET INCOME (LOSS)	(246,447)	(278,789)	(1,696,890)	(1,816,943)	22,845,424
Less:	(Net Income)Loss attributable to noncontrolling
	interest Regen Biopharma, Inc.	66,388	0	144,927	0	153,760

	NET INCOME (LOSS) available to common shareholders	(180,059)	(278,789)	(1,551,963)	(1,816,943)	22,999,184

	BASIC AND FULLY DILUTED	(0.0001)	(0.0002)	$ (0.0006)	(0.0016)
	EARNINGS (LOSS)
	Weighted average number of
	shares outstanding	2,951,045,145	1,776,048,314	2,819,220,513	1,154,891,111

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	(unaudited)	(unaudited)	(unaudited)
	Nine Months Ended	Nine Months Ended	From inception
	June 30, 2014	June 30, 2013	to June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,696,890)	$(1,816,943)	$22,845,424
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Depreciation expense	0	0	2,667
Stock issued for compensation to employees	0	43,800	1,289,551
Stock issued for services rendered by consultants	380	0	4,250,070
Stock issued for prepaid expenses	0	0	313,665
Stock issued for interest	3,570	4,640	147,152
Stock issued for expenses	48,000	640,000	688,000

Gain Recognized on Deconsolidation of subsidary	0	0	(42,000,000)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	0	0	(15,000)
Increase (Decrease) in Accounts Payable	5,902	6,026	144,475
Increase (Decrease) in Accrued Expenses	(37,581)	250,880	894,664
Increase (Decrease) in bank Overdraft	0	47	0
(Increase) Decrease in Interest Receivable	(14)	0	(14)
Increase (Decrease) in Due to Affiliate	(34,895)	(4,245)	0
Equity in Loss of Entest	0	0	663,649
(Increase) Decrease in Note Receivable	(2,222)	0	(2,222)
(Increase) Decrease in Gain on cancellation of stock	0	0	(25,000)

Net Cash Provided by (Used in) Operating
Activities	(1,713,750)	(875,795)	(10,802,919)

CASH FLOWS FROM INVESTING ACTIVITIES
( Increase) Decrease in Other Assets	0	0	(4,200)
Purchases of fixed assets	0	0	(541,536)
Disposal of Fixed Assets	0	0	7,300
Loss on Disposal of Equipment	0	0	531,569
Net Cash Provided by (Used in) Investing
Activities	0	0	(6,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash	0	0	874,985
Common Stock issued for cash	0	0	621,164
Common Stock issued for Accrued Salaries	0	116,452	540,952
Preferred Stock issued for Accrued Salaries	0	10,000	10,000
Common Stock issued pursuant to Contractual
Obligations	0	35,223	101,595
Additional paid in Capital	300,000	390,000	1,652,945
Principal borrowings on Convertible Debentures	0	446,858	1,261,179
Principal borrowings (repayments) on notes and
Convertible Debentures	246,360	(188,208)	3,055,741
Net Borrowings From Related Parties	0	0	1,195,196
Contributed Capital	0	0	509,353
Increase (Decrease) in Notes from Affiliated party	0	0	1,000
(Increase) Decrease in Deferred Financing Costs	65,000	0	0
Loss on Settlement of Debt through Equity Issuance	984,730	0	984,730
Increase (Decrease) in Due to shareholder	100,000	0	100,000

Net Cash Provided by (Used in) Financing
Activities	1,696,090	810,325	10,908,840

Net Increase (Decrease) in Cash	(17,660)	(65,470)	99,054

Cash at Beginning of Period	$116,714	$75,752	$—

Cash at End of Period	$99,054	$10,282	$99,054

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$83,000	$792,179	$2,924,289
Common Shares Issued for Nonvoting Preferred			$75,000

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

		Quarter ended	Quarter ended
		June 30, 2014	June 30, 2013

	Net Income	(246,447)	(278,789)
	Add:
	Unrealized Gains
	on Securities	(6,000)	(11,000)
	Less:
	Unrealized Losses
	on Securities
	Total Other Comprehensive Income (Loss)	(6,000)	(11,000)
	Comprehensive Income	(252,447)	(289,789)

		Nine Months ended	Nine Months ended
		June 31, 2014	June 31, 2013

	Net Income	(1,696,890)	(1,816,843)
	Add:
	Unrealized Gains
	on Securities		2,000
	Less:
	Unrealized Losses
	on Securities	(2,000)
	Total Other Comprehensive Income (Loss)	(2,000)	2,000
	Comprehensive Income	(1,698,890)	(1,814,843)

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of June 30, 2014

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

The Company’s financial instruments as of June 30, 2014 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $2,222 .  The fair value of Securities Available for sale as of June 30, 2014 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

J. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the year ended September 30, 2013 and the quarter ended June 30, 2014 respectively.

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

NOTE 3. OPTIONS AND WARRANTS

As of June 30, 2014 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $18,136,615 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through June 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash.

During the quarter ended June 30, 2014 the Company incurred net borrowings of $12,094 such funds being borrowed from David Koos, the Company’s Chairman and Chief Executive Officer.

NOTE 5. INCOME TAXES

As of June 30, 2014

Deferred tax assets:
Net operating tax carry forwards	$6,179,578
Other	-0-
Gross deferred tax assets	6,179,578
Valuation allowance	(6,179,578)

Net deferred tax assets	$-0-

As of June 30,  2014 the Company has a  Deferred Tax Asset of  $6,179,578 completely attributable to net operating loss carry forwards  of approximately $18,175,231 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $18,136,615   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2014 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $183,731. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

On June 15, 2009 Entest entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month.  Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company as of that date.  As of June 30, 2014 the amount due to Entest is $0 This obligation bears no interest and is due and payable on the demand of Entest. Entest is considered a related party due to the fact that the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest.

NOTE 7. NOTES PAYABLE

	June 30, 2014	September 30, 2013

Dunhill Ross Partners, Inc. ( formerly Venture Bridge Advisors)	0	82,000
The Sherman Family Trust	200,000
David Koos (Note 6)	183,731	137,372
Notes payable	$383,731	$219,372

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

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2014:

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

NOTE 9. CONVERTIBLE DEBENTURES

At June 30, 2014, the following convertible debentures remain outstanding:

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

Convertible Debentures described in (a) and (b) are currently due and payable. The holders have not made a demand for payment

As of June 30, 2014 the Aggregate Amount of Convertible Debentures outstanding was $97,701 and the Aggregate Amount of Unamortized discount was $0.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On April 12, 2013 a complaint (Complaint) was filed in the U.S. District Court Southern District of the State of new York against the Company, the Company’s Chairman and Does 1-50 by Star city Capital, LLC (“Plaintiff”) alleging securities fraud, common law fraud, negligent misrepresentation, breach of fiduciary duties and breach of contract in connection with the issuance of. The Plaintiff is also request declaratory relief from the Court.

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

NOTE 11. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities as of June 30, 2014.

NOTE 12. SUBSEQUENT EVENTS

On July 1, 2014 the Company issued 45,000,000 shares of its common stock for consideration of $100,000.

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

Material Changes in Financial Condition:

As of June 30, 2014 we had Cash on Hand of $99,054 and as of September 30, 2013 we had Cash on Hand of $ 116,714

The decrease in Cash on Hand of approximately 15 % is primarily attributable to:

(a)	The sale during the quarter ended December 31, 2013 of 300,000 newly issued common shares of Regen Biopharma, Inc. for proceeds of $300,000.
(b)	Net loans totaling $16,565 made by David Koos, the Company’s Chairman and Chief Executive Officer, to the Company during the quarter ended December 31, 2013.
(c)	Net loans totaling $17,700 made by David Koos, the Company’s Chairman and Chief Executive Officer, to the Company during the quarter ended March 31, 2014.
(d)	Net Loans totaling $12,094 made by David Koos, the Company’s Chairman and Chief Executive Officer, to the Company during the quarter ended June 30, 2014.
(e)	The payment of $100,000 for the purchase of 45,000,000 shares of the Company’s common stock during the quarter ended June 30, 2014.

Offset By:

(a)	Payments of $34,895 made to or on behalf of Entest Biomedical, Inc.

(b)	Funds expended in the ordinary course of business. (2) $2,222 loaned to Entest Biomedical, Inc.

As of June 30, 2014 we had a Note Receivable of $2, 222 and as of September 30, 2013 we had a Note Receivable of $0.

The increase in Notes Receivable of 100% is attributable to $2,222 loaned to Entest Biomedical, Inc.by Regen Biopharma , Inc.

As of June 20, 2014 we had Deferred Financing Costs of $0 and as of September 30, 2013 we had Deferred Financing Costs of $65,000.

The decrease in Deferred Financing Costs of 100% is attributable to the expiration of the commitment period for that Equity Purchase Agreement and Registration Rights Agreement entered into by and between the Company and Southridge Partners II, LP.

As of June 30, 2014 we had Available for Sale Securities of $5,000 and as of September 30, 2013 we had Available for Sale Securities of $7,000. The decrease in Available for Sale Securities of approximately 28% is primarily attributable to remeasurement based on unrealized gain.

As of June 30, 2014 we had Notes Payable of $ 383,731 and as of September 30, 2013 we had Notes Payable of $ 219,372.

This increase of approximately 69% is primarily attributable to:

(a)	Net Loans of $45,237 made to the Company by the Company’s Chairman and Chief Executive Officer
(b)	The reclassification of $200,000 of Accrued Salary to Note Payable.

Offset by:

The satisfaction of $83,000 of principal indebtedness through the issuance of the Company’s common stock.

As of June 30, 2014 we had Accrued Payroll of $547,094 and as of September 30, 2013 we had Accrued Payroll of $ 612,094.

The decrease in Accrued Payroll of approximately 11% is primarily attributable to the reclassification of $200,000 of salaries accrued but unpaid as Notes payable offset by compensation expenses incurred during the nine months ended June 30, 2014 with regards to the salaries of David Koos ( our CEO), and Thomas Ichim (who is employed by Regen) which remain unpaid as of June 30, 2014.

As of June 30, 2014 we had Accrued Payroll Taxes of $ 49,887 and as of September 30, 2013 we had Accrued Payroll Taxes $45,386.

This increase of approximately 10% is primarily attributable to the net accrual of $4,501 of payroll taxes payable during the nine months ended June 30, 2014.

As of June 30, 2014 we had $ 0 in Amount Due to Affiliate and as of September 30, 2013 we had $34,895 in Amount Due to Affiliate. The decrease of 100% is attributable to payments of $34,895 made to or on behalf of Entest Biomedical, Inc. by the Company over the nine months ended June 30, 2014.

As of June 30, 2014 we had Accrued Interest of $ 262,747 and as of September 30, 2013 we had Accrued Interest of $239,829.

This increase of approximately 9.5 % is primarily attributable to interest on Notes payable and Convertible Notes payable accrued but unpaid over the nine months ended June 30, 2014.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending June 30, 2014 and -0- for the same quarter ending 2013. Net Losses were $246,447 for the three months ended June 30, 2014. Net Losses were $278,789 for the same quarter ending 2013 .The decrease in Net Loss of approximately 11% is primarily attributable to:

(a)	Higher general and administrative expenses and consulting expenses incurred over the quarter ended June 30, 2013 when compared to the same quarter ended 2014.
(b)	Higher interest expense incurred over the quarter ended June 30, 2013 when compared to the same quarter ended 2014.

(c)	Higher Research and Development expenses and Consulting Fees incurred over the quarter ended June 30, 2013 when compared to the same quarter ended 2014.
(d)	the recognition of $15,321 interest expense attributable to amortization of discount recognized during the quarter ended June 30, 2013. Offset by the recognition of $65,000 of expenses during the quarter ended June 30, 2014 related to the write of of previously capitalized financing costs.

Revenues were -0- for the nine months ending June 30, 2014 and -0- for the same period ending 2013. Net Losses were $ 1,696,890 for the nine months ended June 30, 2014. Net Losses were $1,816,943 for the same period ending 2013 . The decrease in Net Loss of approximately 6.6 % is primarily attributable to:

(a)	Higher general and administrative expenses incurred over the nine months ended June 30, 2013 when compared to the same period ended 2014.
(b)	Higher interest expense incurred over the nine months ended June 30, 2013 when compared to the same period ended 2014.
(c)	The recognition of $446,858 of Interest Expense Attributable to Amortization of Discount during the nine months ended June 30, 2013.

Offset by:

(a)	Higher Research and Development expenses and Consulting Fees incurred over the nine months ended June 30, 2014 when compared to the same period ended 2013.
(b)	The recognition during the nine months ended June 30, 2014 of $984,730 of expenses attributable to the issuance of common stock for less than fair value in satisfaction of indebtedness of the Company
(c)	The recognition of $65,000 of expenses during the quarter ended June 30, 2014 related to the write of of previously capitalized financing costs

Liquidity and Capital Resources

As of June 30, 2014, we had $99,054 cash on hand and current liabilities of $1,591,634   such liabilities consisting primarily of Accounts Payable, Notes Payable, Expenses Accrued but not yet paid, Convertible Notes Payable and Amounts due to Shareholder.

We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

During the nine months ended June 30, 2013 we satisfied our cash requirements primarily through borrowings from David Koos, the Company’s CEO, sale of the Company’s common shares for cash consideration and sale of the common shares of Regen Biopharma, Inc. for cash consideration. There can also be no assurance given by the Company that funds will continue to be lent to the Company by David Koos or that the Company will be successful in selling either its own or its subsidiary’s securities in the future.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. We were not party to any material commitments for capital expenditures as of the end of the quarter ended June 30, 2014. Other than what is disclosed in this document, The Company is unaware of any trends, demands or uncertainties that will result in the Company’s liquidity increasing or decreasing in any material way.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2014 and ending June 30, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2014 the Company Issued 45,000,000 Common Shares (“Shares”) for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The funds received were utilized for general corporate purposes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Note receivable from Entest Biomedical, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, Bio-Matrix Scientific Group Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: August 11, 2014	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer