Form 10-K
period 2014-09-30
Bio-Matrix Scientific Group, Inc.
filed 2014-12-29
CIK 1079282

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Name of small business issuer in its charter)

Delaware	33-0824714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California, 91942

(Address of Principal executive offices)

(619) 702-1404

(Registrant’s telephone number)

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

Yes ☐ No ☑

As of March 31, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC market of $0.0051., was approximately $14,488,353.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of each of the issuer's classes of common stock as of  December 24, 2014:

3,579,910,118

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

(iv) Subject to (i) above, upon any date subsequent to the date that, in connection with a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, both of (1) a clinical trial protocol has been completed and (2) a Principal Investigator has been appointed, Min shall be permitted, at Min’s option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of Three Hundred Thirty Three Thousand United States Dollars ($333,000) such shares being valued at a price per share equal to the closing price as of the day written notice is given by Min to Regen of Min’s intent to exchange. On August 9, 2013 100,000 Assignor Preferred Shares were issued to Min by BMSN

 (c) Subject to sufficient number of common shares having been authorized for issuance by the Company, Min shall receive, upon successful completion of a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, the results of which (1) shall indicate that the Min IP can be safely tolerated by human subjects (2) shall not indicate that use of the Min IP in human subjects result in side effects of such severity that commencement of a Phase II clinical trial could not occur, and (3) establishes the optimal dosage and/or method of administration( as applicable )of the Min IP , Min shall receive that number of the common shares of BMSN which, at a price per share equal to the closing price of the shares as of the day of issuance, shall equal One Million United States Dollars ($1,000,000).

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

(3) The following milestone payments per each Licensed Product that meets such milestone:

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

The term of this Agreement commenced on the date of execution (“Effective Date “) continues in full force and effect on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration or termination of the Benitec’s Patent Rights covering such Licensed Product. On August 12, 2014 the Company issued 8,896,797 of its common shares to Benitec pursuant to this Agreement.

 On November 20, 2014 Dr. Christine Ichim assigned to Regen Biopharma, Inc. (“Regen”) all right, title, and interest in and to the invention described in US Patent Application Serial No. 13/652,395 relating to methods and compositions for modulating NR2F6 for therapeutic applications. In particular, methods and compositions comprising modulators of NR2F6 for modulating stem cell growth, proliferation and differentiation and for treating associated conditions and diseases. As Consideration by Regen to Dr. Ichim for the rights Regen is required to issue to Dr. Ichim 100,000 of Regen’s common shares.

On November 20, 2014 Regen and Dr. Christine Ichim entered into a consulting agreement (“Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Ichim shall invent for Regen the following:

a) Cord Blood Small Molecule (“CBSM invention”)

b) Cancer Small Molecule Ligand Binding (“CSMLB Invention”)

c) Cancer Small Molecule Alpha helix Inhibitor (“CSMAI Invention”)

d) Cancer Small Molecule using 170 Compound List (“CSM170 Invention”)

and shall assign to Regen 100% of her right, title, and interest in the above named inventions and any and patent applications filed for the above named inventions (as well as such rights in any divisions, continuations in whole or part or substitute applications).

Consideration to be paid by the company to Dr. Ichim pursuant to the Consulting Agreement shall consist of the following:

i) As consideration for the invention, patent prosecution and assignment of all right, title and interest to CBSM invention Dr. Ichim shall be issued One Hundred Thousand Common Shares of Regen and Three Thousand Dollars, such shares to be issued and dollars to be paid upon the filing with the United States patent and Trademark Office of a provisional applications for patent for the CBSM Invention

ii) As consideration for the invention, patent prosecution and assignment of all right, title and interest to CSMLB invention Dr. Ichim shall be issued One Hundred Thousand Common Shares of Regen and Three Thousand Dollars, such shares to be issued and dollars to be paid upon the filing with the United States patent and Trademark Office of a provisional applications for patent for the CSMLB Invention

iii) As consideration for the invention, patent prosecution and assignment of all right, title and interest to CSMAI invention Dr. Ichim shall be issued One Hundred Thousand Common Shares of Regen and Three Thousand Dollars, such shares to be issued and dollars to be paid upon the filing with the United States patent and Trademark Office of a provisional applications for patent for the CSMAI Invention

iv) As consideration for the invention, patent prosecution and assignment of all right, title and interest to CSM170 invention Dr. Ichim shall be issued One Hundred Thousand Common Shares of Regen and Three Thousand Dollars, such shares to be issued and dollars to be paid upon the filing with the United States patent and Trademark Office of a provisional applications for patent for the CSM170 Invention

v) Dr. Ichim shall be entitled to royalties during the term of any patent granted for the CBSM invention, CSMLB invention ,CSMAI invention and CSM170 invention of 5% of Net Sales made by Reegn of the CBSM invention, CSMLB invention ,CSMAI invention and CSM170 invention. Net Sales" means the monetary consideration actually received by Company for the transfer of the invention less any of the following items

(a) outbound shipping, storage, packing and insurance expenses;

(b) distributor discounts;

(c) allowance for doubtful accounts or uncollectible accounts receivable;

(d) amounts repaid or credited as a result of rejections, defects, or returns

(e) sales and other excise taxes (excluding VAT), tariffs, export license fees and duties paid to a governmental entity

(f) sales commissions.

On December 16, 2014 Dr. Christine Ichim assigned to Regen all right, title, and interest in and to the invention described in US Patent Application Serial No. 14/571,262 “ METHODS AND COMPOSITIONS FOR THE TREATMENT OF CANCER BY INHIBITION OF NR2F6”

On December 17, 2014 Dr. Christine Ichim assigned to Regen. all right, title, and interest in and to the invention described in US Patent Application Serial No. 14/572,574 “TREATMENT OF MYELODYSPLASTIC SYNDROME BY INHIBITION OF NR2F6”

The Company has begun development of HemaXellerate I, a cellular therapy designed to heal damaged bone marrow. HemaXellarate I utilizes a collection of cells harvested from the patient’s own adipose (fat) tissue to repair damaged bone marrow and stimulate production of blood cells . The initial application of HemaXellerate I will be the treatment of severe aplastic anemia, a rare and serious condition in which the bone marrow fails to make enough blood cells: red blood cells, white blood cells, and platelets.

In this application, adipose (fat) tissue is collected from the patient and processed in order to separate , extract and isolate Stromal Vascular Fraction (SVF). SVF preparations contain significant numbers of cellular populations with therapeutic activity that would be relevant to aplastic anemia; namely:

a) mesenchymal stem cells (MSC), which suppress pathological immune responses and accelerate hematopoiesis (the formation and development of blood cells);

b) endothelial cells, which assist in repairing damaged bone marrow and stimulate hematopoiesis; and

c) T regulatory cells, which possess anti-inflammatory properties.

The Company believes that the isolated SVF will generate growth factors with the ability to repair damaged hematopoietic stem cells. Hematopoietic stem cells are immature cells that can develop into all types of blood cells, including white blood cells, red blood cells, and platelets. Hematopoietic stem cells are found in the peripheral blood and the bone marrow.

In practice, the physician is shipped a kit, which is used to collect adipose tissue. The tissue is sent to a processing facility, and a standardized cellular product is delivered in a ready-to-use manner for administration into the patient intravenously.

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration to initiate a clinical trial. In this study we will seek to determine the safety and potential efficacy of intravenously administered autologous (derived or transferred from the same individual's body)SVF cells in 10 patients with severe aplastic anemia that is resistant to immune suppressive therapy. The Company believes that this application of HemaXellerate qualifies for Orphan designation under the Orphan Drug Act due to the fact that aplastic anemia is a rare disease with prevalence in the United States of less than 200,000 and intends to apply to the FDA for Orphan designation for HemaXellerate I.

Also in early stage development by the Company are HemaXellerate II and dCellVax.

Unlike HemaXellarate which utilizes the patient’s own fat tissue to harvest the cells needed to repair damaged bone marrow and stimulate production of blood cells HemaXellarate II utilizes third party placental tissue to harvest these cells.

dCellVax is intended to be a therapy whereby dendritic cells of the cancer patient are harvested from the body, treated with plasmid DNA (small DNA molecule that is physically separate from, and can replicate independently of, chromosomal DNA) within a cell that has the ability to block the dendritic cell from expressing indoleamine 2,3-dioxygenase (“IDO”) and subsequently reimplanted in the cancer patient. A plasmid is a small DNA molecule that is physically separate from, and can replicate independently of, chromosomal DNA within a cell.

Dendritic cells assist a part of the immune system known as the adaptive immune system by identify cancer cells as foreign and presenting this information to other immune cells called T lymphocytes (‘T cells”) enabling the T-cells learn to recognize the tumor as a foreign invader and respond more strongly to destroy it. IDO is an enzyme that is believed to suppress the body’s immune response to the cancer cells by suppressing T Cells as well as halting the dendritic cell from activating T cells. The dendritic cells that are treated with the IDO-blocking plasmid become resistant to the influence of cancer cells which cause the dendritic cell to express IDO. T cells are a type of lymphocyte (itself a type of white blood cell) that play a vital role in the body’s immune response. Regen has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The proposed trial will recruit 10 patients with metastatic breast cancer and will involve 4 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to last one year, with tumor assessment before therapy and at 6 and 12 months.

The therapeutic concept behind the HemaXellerate products derives from intellectual property licensed to the Company by Oregon Health & Science University (US patent No. 6,821,513 “Method for enhancing hematopoiesis” issued Nov. 23, 2004) pursuant to an agreement entered into by the parties on June 5, 2013. This agreement was terminated by mutual consent on August 8, 2013 due to the fact that US patent No. 6,821,513 had expired due to nonpayment of the required maintenance fees by Oregon Health & Science University. The Company has been informed by its counsel and believes that the expiration of US patent No. 6,821,513 signifies that no party can be sued for future infringement based on the patent. Thus the Company is free to practice the claimed methods recited in the expired patent in the future without being liable for patent infringement based on the patent.

The therapeutic concept behind Regen's dCellVax therapy derives primarily from US Patent # 8,389,708, acquired from Dr. Wei Pin Ming as collaboration between Dr. Min and the Regen's Chief Scientific Officer Dr. Thomas Ichim, and patented intellectual property licensed to the Company by Benitec.

Principal Products and Services

HemaXellarate I

The Company has begun development of HemaXellerate I, a cellular therapy designed to heal damaged bone marrow. HemaXellerate I is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based on previous animal studies. The initial application of HemaXellerate I will be the treatment of severe aplastic anemia which is characterized by immune-mediated bone marrow hypoplasia (underdevelopment or incomplete development of a tissue) and pancytopenia (reduction in the number of blood cells and platelets).

Adipose tissue is collected from the patient and processed in order to separate, extract and isolate Stromal Vascular Fraction (SVF), a mix of various cell types including mesenchymal stem cells and endothelial cells. Mesenchymal stem cells are connective tissue cells that can differentiate into a variety of cell types and endothelial cells are the cells that line the interior surface of blood vessels and lymphatic vessels and which play a vital role in angiogenesis ( the physiological process through which new blood vessels form from pre-existing vessels).

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

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing HemaXellerate II in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous SVF cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a previously unapproved drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for that time period. The sponsor of the product would also be entitled to a United States federal tax credit equal to 50% of clinical investigation expenses as well as exemptions from certain fees.

The Company believes that this application of HemaXellerate qualifies for Orphan designation under the Orphan Drug Act due to the fact that aplastic anemia is a rare disease with prevalence in the United States of less than 200,000 and intends to apply to the FDA for Orphan designation for HemaXellerate.

HemaXellerate II

Also in early stage development by the Company is a version of HemaXellerate called HemaXellerate II.

HemaXellerate II is intended to be a universal donor endothelial cell based therapeutic and is intended to be manufactured by obtaining cells from a part of the placenta called the “vascular lobules”. The cells are processed and utilized for the purpose of stimulating bone marrow hematopoetic stem cell repair and proliferation. The mechanism of action for HemaXellerate II is similar to HemaXellerate I whereby the harvested and processed cells would produce growth factors which would mediate the therapeutic effects of the product. The Company has not begun preclinical development of HemaXellerate II as of December 24, 2014.

dCellVax

dCellVax is intended to be a therapy whereby dendritic cells of the cancer patient are harvested from the body , treated with plasmid DNA that has the ability to block the dendritic cell from expressing indoleamine 2,3-dioxygenase (“IDO”) and subsequently reimplanted in the cancer patient.

The dendritic cells that are treated with the IDO-blocking plasmid become resistant to the influence of tumor cells which produce factors which cause the dendritic cell to express the IDO. Expression of IDO on the dendritic cell halts the dendritic cell from activating T cells and causes the dendritic cell to suppress T cells. T lymphocytes (‘T cells”) are a lymphocyte that play a central role in the human immune system’s attempt to eradicate tumors. The Company has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The proposed trial will recruit 10 patients with metastatic breast cancer and will involve 4 monthly injections of the dCellVax gene-silenced dendritic cell therapy. The trial is anticipated to l last one year, with tumor assessment before therapy and at 6 and 12 months.

The concepts utilized in formulating dCellVax are derived

(a) from patented intellectual property acquitted by the Company from Dr. Wei Ping Min which is method directed to the silencing of immunosuppressive cancer causing genes using short interfering RNA (siRNA) and which has been granted patent protection under US Patent # 8,389,708.

(b) from patented intellectual property licensed to the Company by Benitec.

Regen will be required to obtain approval from the FDA in order to market any of Regen’s products or therapies. No approval has been granted by the FDA for the marketing and sale of any of the Company’s products and therapies and no assurance may be given that any of the Company’s products or therapies will be granted such approval. The Company’s current plans include the development of regenerative medical applications up to the point of successful completion of Phase I and/ or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. We can provide no assurance that the Company will be able to sell or license any product or that, if such product is sold or licensed, such sale or license will be on terms favorable to the Company.

Distribution methods of the products or services:

It is anticipated that Regen will enter into licensing and/or sublicensing agreements with outside entities in order that Regen may obtain royalty income on the products and services which it may develop and commercialize.

Competitive business conditions and competitive position in the industry and methods of competition

We are recently formed and have yet to achieve revenues or profits. The pharmaceutical and biologics industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do. We face intense and ever-changing competition from many other established local, regional and national companies. Many of these companies are competitors who possess significantly greater financial, managerial, and marketing resources. Given our small size, changing technology, and our limited resources, the intensity of competition will likely continue for the foreseeable future. This may limit our ability to introduce and market our services, limit our ability to price our planned services, and, ultimately, our ability to generate and sustain sufficient sales revenues that would allow us to achieve profitability and positive cash flow. These competitors have, in many cases, completed or implemented strategies that may provide them with a greater ability and a more diversified business strategy that will allow them to better respond to product and market changes and other variables in this new industry. Competitive conditions and the industry structure are likely to further change as comparative technologies, cost factors, and regulatory issues develop. These and other risks and uncertainties are likely to have a continuing direct impact on the Company  in implementing its business plan.

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

Dr. Min has served on the Advisory Board since May 20, 2012. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Bio Matrix Scientific Group, Inc. (“BMSN”) has agreed to issue to Dr. Min 200,000 of the common shares of BMSN.

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

Dr. White has served on the Advisory Board since May 20, 2012. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, BMSN has agreed to issue to Dr. White 200,000 of the common shares of BMSN.

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

Dr. Suhy has served on the Advisory Board since September 11, 2013. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, BMSN has agreed to issue to Dr. White 500,000 of the common shares of BMSN.

Dr. Amit Patel, MD MS

Dr. Patel has served on the Advisory Board of Regen since October , 2014. Dr. Patel currently serves as an associate professor in the Division of Cardiothoracic Surgery at the University of Utah School of Medicine and Director of Clinical Regenerative Medicine and Tissue Engineering at the University of Utah and been involved in over 17 FDA trials in the area of cellular therapy. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued to Dr. Patel 136,000 common shares of Regen.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Other than

(i) exclusive worldwide right and license to certain patents, patent applications, know-how and other intellectual property relating to RNA interference granted under the Company’s license agreement with Benitec Australia Limited (“Benitec Agreement”) , and

(ii) assignment of all right, title, and interest in and to the invention described in US Patent Application Serial No. 13/652,395 relating to methods and compositions for modulating NR2F6 for therapeutic applications granted to Regen by Dr. Christine Ichim

(iii) assignment of all right, title, and interest in and to the invention described in US Patent Application Serial No. 4/571,262 “METHODS AND COMPOSITIONS FOR THE TREATMENT OF CANCER BY INHIBITION OF NR2F6” granted to Regen by Dr. Christine Ichim.

(iv) assignment of all right, title, and interest in and to the invention described in US Patent Application Serial No. 4/572,574 “TREATMENT OF MYELODYSPLASTIC SYNDROME BY INHIBITION OF NR2F6”” granted to Regen by Dr. Christine Ichim.

The Company has not been granted any license to develop and commercialize any third party intellectual property.

Other than all right, title and interest in US Patent # 8,389,708 granted pursuant to that agreement entered into between Regen and Dr. Wei Ping Min the Company has been granted no patents.

The following is a list of patents to which a license has been granted to the Company pursuant to the Benitec Agreement:

Title	Inventors	Country	Number
GENETIC CONSTRUCTS FOR DELAYING OR REPRESSING THE EXPRESSION OF A TARGET GENE (‘099”)	Graham, Rice, Waterhouse	US	6,573,099
SYNTHETIC GENES AND GENETIC CONSTRUCTS COMPRISING THE SAME (Graham Family)	Waterhouse, Graham, Wang, Rice	US	8,067,383 (was 10/346,853)
		US	11/218,999
		US	7754697
		US	8048670 (was 10/759,841)
		US	8053419 (was 10/821,726)
		US	90/007,247
CONTROL OF GENE EXPRESSION WO99/49029	Graham, Rice, Waterhouse, Wang	AU	743316
		AU	2005211538
		AU	2005209648
		AU	2008249157
		BR	PI9908967.0
		BR	PI9917642.4
		CA	2323726
		CN	200510083325.1
		CN	200910206175
		CZ	295108
		EP	1555317 (formerly patent application no. 04015041.9)
		EP	1624060 (formerly patent application no.05013010.3
		EP	07008204.5
		EP	10183258.2
		UK	GB 2353282

		HK	1035742
		HG	PO5000631
		HG	PO101225
		IN	3901/DELNP/2005
		IN	2000/00169/DE
		JP	2000-537990
		JP	2005-223953
		JP	2007-302237
		JP	2009-161847
		KR	10-2010-7006892 Divisional of 7010419/00
		MX	PA/a/2000/008631
		MX	PA/a/2005/006838
		NZ	506648
		NZ	547283
		PL	P-377017
		SG	75542
		SG	200205122.5
		SG	141233
		SL	287538
		ZA	2000/4507
		SG	141233
METHODS AND MEANS FOR OBTAINING MODIFIED PHENOTYPES	Waterhouse, Wang, Graham	AU	29514/99 (760041)
		AU	2007201023
		CA	2325344
		CN	ZL99805925.0 (CN1202246-C)
		EP	99910592.7 (EP1068311)
		JP	2000-543598
		NZ	507093
		US	09/287632
		US	11/364183
		US	11/841737 US20080104732
GENETIC SILENCING	Graham, Rice, Murphy, Reed	JP	2001-569332
		BR	PI0109269-3
		UK	GB2377221
		SG	91687
		ZA	2002/07428
DOUBLE-STRANDED NUCLEIC ACID (LONG HAIR PIN)	Graham, Rice, Roelvink, Suhy, Kolkykhalov, Harrison, Reed	AU	2004243347
		NZ	543815
		EP	04735856.9
		CA	2527907
		JP	2006-508084
		ZA	2005/09813
		SG	200507474-5
		IL	172191
		US	12/914893 Continuation of 10/861191

RNAi EXPRESSION CONSTRUCTS (single promoter)	Roelvink, Suhy, Kolykhalov, Couto	US	7,803,611
		US	11/883645
		CN	200680010811.3
		HK	08112495.7
		EP	09015950.0
		CA	2596711
		AU	2006210443
		IL	185315
		NZ	560936

Other than obligations to make royalty payments pursuant to the Benitec Agreement, the Company is party to no royalty agreements. We have been granted a trademark for the term HEMAXELLERATE for biological tissue, namely, blood, stem cells, umbilical cords and placentas for scientific and medical research use. We have been granted a trademark for the term dCellVax for pharmaceutical products for the prevention and treatment of cancer.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

The US Food and Drug Administration (“FDA”) and foreign regulatory authorities will regulate our proposed products as drugs or biologics, , depending upon such factors as the use to which the product will be put, the chemical composition, and the interaction of the product on the human body. In the United States, products that are intended to be introduced into the body will generally be regulated as drugs, while tissues and cells intended for transplant into the human body will be generally be regulated as biologics.

Our domestic human drug and biological products will be subject to rigorous FDA review and approval procedures. After testing in animals, an Investigational New Drug Application (“IND”) must be filed with the FDA to obtain authorization for human testing. Extensive clinical testing, which is generally done in three phases, must then be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of each product in humans.

Phase I

Phase 1 trials are designed to assess the safety (pharmacovigilance), tolerability, pharmacokinetics, and pharmacodynamics of a drug. These trials are often conducted in an inpatient clinic, where the subject can be observed by full-time staff. The subject who receives the drug is usually observed until several half-lives of the drug have passed. Phase I trials normally include dose-ranging, also called dose escalation, studies so that the appropriate dose for therapeutic use can be found. The tested range of doses usually are a fraction of the dose that causes harm in animal testing and involve a small group of healthy volunteers. However, there are some circumstances when real patients are used, such as patients who have end-stage disease and lack other treatment options.

Phase II

Phase II trials are designed to assess how well the drug or biologic works, as well as to continue Phase I safety assessments in a larger group of volunteers and patients. Phase II trials are performed on larger groups.

Phase III

Phase III trials are aimed at being the definitive assessment of how effective the product is in comparison with current best standard treatment and to provide an adequate basis for physician labeling. Phase III trials may also be conducted for the purposes of (i) "label expansion" (to show the product works for additional types of patients/diseases beyond the original use for which the drug was approved for marketing or (ii) to obtain additional safety data, or to support marketing claims for the product.

On occasion Phase IV (Post Approval) trials may be required by the FDA. Phase IV trials involve the safety surveillance (pharmacovigilance) and ongoing technical support of a drug after it receives permission to be sold. The safety surveillance is designed to detect any rare or long-term adverse effects over a much larger patient population and longer time period than was possible during the Phase I-III clinical trials.

All phases, must be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of each product in humans. Each clinical study is conducted under the auspices of an independent Institutional Review Board (“IRB”). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate New Drug Application (“NDA”) or Biologic License Application (“BLA”) or has been approved by the FDA. FDA regulations also restrict the export of therapeutic products for clinical use prior to NDA or BLA approval.

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede, or prevent FDA marketing approval, resulting in FDA-ordered product recall, or in FDA-imposed limitations on permissible uses.

The FDA regulates the manufacturing process of pharmaceutical products, and human tissue and cell products, requiring that they be produced in compliance with Current Good Manufacturing Practices (“cGMP”) . The FDA also regulates the content of advertisements used to market pharmaceutical products. Generally, claims made in advertisements concerning the safety and efficacy of a product, or any advantages of a product over another product, must be supported by clinical data filed as part of an NDA or an amendment to an NDA, and statements regarding the use of a product must be consistent with the FDA approved labeling and dosage information for that product.

Sales of drugs and biologics outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

Regen has filed an Investigational New Drug (IND) application with the FDA to initiate clinical trials assessing the company’s HemaXellerate I drug currently in development in patients with drug-refractory aplastic anemia. Regen has also filed an IND to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The clinical trials for which the INDs were submitted may not commence until approval to commence such trials has been granted to Regen by the FDA.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended September 30, 2014 we expended $23,867 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

We have not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of December 24, 2014, we have 3 employees of which 3 are full time.

Item 2. Properties .

On October 1, 2014 Regen  entered into an agreement to sublease approximately 2,320 square feet of office space from Entest Biomedical, Inc. Entest Biomedical Inc. is under common control with the Company as the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest Biomedical, Inc. the sublease is on a month to month basis and rent payable to Entest Biomedical Inc. by Regen is equal to the rent payable to the lessor by Entest Biomedical Inc and is to be paid in at such time specified in accordance with the original lease agreement between Entest Biomedical Inc. and the lessor.

$3,241 per month for the period beginning October 1, 2014 and ending November 30, 2014

$3,371 per month for the period beginning December 1, 2014 and ending November 30, 2015

$3,506 per month for the period beginning December 1, 2015 and ending November 30, 2016

All charges for utilities connected with premises which are to be paid by Entest Biomedical Inc. under the master lease shall be paid by Regen for the term of this sublease.

This property is utilized as office space. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

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

October 1, 2012 to September 30, 2013	High	Low
First Quarter	.0024	.0003
Second Quarter	.0144	.0011
Third Quarter	.0018	.0055
Fourth Quarter	.0038	.0028

October 1, 2013 to September 30, 2014	High	Low
First Quarter	.0029	.0011
Second Quarter	.0091	.0014
Third Quarter	.0080	.0022
Fourth Quarter	.0037	.0014

Holders

As of December 24, 2014  there were approximately 459 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2014. We do not expect to declare cash dividends in the immediate future.

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

On August 12, 2014 the Company Issued 8,896,797 Common Shares (“Shares”) for consulting services rendered.

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

On August 18, 2014 the Company Issued 37,500,000 Common Shares (“Shares”) in satisfaction of $ 37,500 of indebtedness.

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

On August 26, 2014 the Company Issued 37,500,000 Common Shares (“Shares”) in satisfaction of $ 37,500 of indebtedness.

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

On October 1, 2014 the Company Issued 100,000,000 Common Shares (“Shares”) in satisfaction of $ 37,500 of indebtedness.

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

On October 9, 2014 the Company Issued 100,000,000 Common Shares (“Shares”) in satisfaction of $35,000 of indebtedness.

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

On October 31, 2014 the Company Issued 200,000,000 Common Shares (“Shares”) in satisfaction of $20,000 of indebtedness.

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

On December 9, 2014 the Company Issued 100,000,000 Common Shares (“Shares”) in satisfaction of $10,000 of indebtedness.

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

On October 30, 2014 Regen issued  136,000 common shares (“Shares”) to a member of Regen’s Scientific Advisory Board as consideration for services.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2013 we had cash of $116,714 and as of September 30, 2014 we had cash of $ 502.

The decrease in cash of approximately 99% is primarily attributable to expenses incurred by the Company in the operation of its business and payment of its obligations, payments paid to Entest Biomedical, Inc. by the Company and $10, 422 loaned to Entest Biomedical, Inc. by the Company partially offset by equity securities of both the Company and Regen sold during the year ended September 30, 2014 for proceeds of $400,000 and net borrowings of $116,861 incurred by the Company during the year ended September 30, 2014.

As of September 30, 2014 we had Notes Receivable of $10,422 and as of September 30, 2013 we had notes Receivable of $0.

The increase in Notes Receivable of 100% is attributable to $10, 422 loaned to Entest Biomedical, Inc. during the year ended September 30, 2014.

As of September 30, 2014 we had Accrued Interest Receivable of $233 and as of September 30, 2013 we had Accrued Interest Receivable of $0.

The increase in Accrued Interest Receivable of 100% is attributable to interest accrued but not yet paid on $10, 422 loaned to Entest Biomedical, Inc. by Regen during the year ended September 30, 2014.

As of September 30, 2013 we had Available for Sale Securities of $7,000 and as of September 30, 2014 we had Available for Sale Securities of $3,000. The decrease in Available for Sale Securities of approximately 57% is attributable to remeasurement based on unrealized losses.

As of As of September 30, 2014 we had Deferred Financing Costs of $0 and as of September 30, 2013 we had Deferred Financing Costs of $65,000.

The decrease in Deferred Financing Costs of 100% is attributable to the expiration of the commitment period for that Equity Purchase Agreement and Registration Rights Agreement entered into by and between the Company and Southridge Partners II, LP.

 As of September 30, 2013 we had Accounts Payable of $138,572 and as of September 30, 2014 we had Accounts Payable of $ 158,492.

The increase in Accounts Payable of approximately 14.3% is primarily attributable to $12,374 of legal expenses incurred but not yet paid during the quarter ended September 30, 2014.

As of September 30, 2013 we had Notes Payable of $219,372 and as of September 30, 2014 we had Notes Payable of $379,233

This increase of approximately 73% is primarily attributable to:

Net borrowings over the year of $116,861. The reclassification of $200,000 of Accrued Salary to Note Payable.

Offset by:

The settlement of $158,000 of principal amount of Notes Payable through the issuance of common stock

 As of September 30, 2014 we had Bank Overdraft of $6,137 and as of September 30, 2013 we had Bank Overdraft of $0.

The increase in Bank Overdraft of approximately 100% is attributable to payments made by the Company in the operation of its business.

As of September 30, 2013 we had Accrued Payroll Taxes of $45,386 and as of September 30, 2014 we had Accrued Payroll Taxes of $51,117

The increase in Accrued Payroll Taxes of approximately 13% is primarily attributable to employer tax obligations incurred but not yet paid arising from stock issued to employees as compensation.

As of September 30, 2013 we had Accrued Interest of $239,829 and as of September 20, 2014 we had Accrued Interest of $271,495.

The increase in Accrued Interest of approximately 13% is primarily attributable to the incurring by the Company of interest accrued but unpaid on Notes payable and Convertible Notes Payable

As of September 30, 2013 we had $34,895 in Amount Due to Affiliate and as of September 30, 2014 we had $0 in Amount Due to Affiliate. The decrease of approximately 100% is attributable to payments paid to and expenses paid on behalf of Entest Biomedical, Inc. (an affiliate of the Company) by the Company during the year ended September 30, 2014 totaling in aggregate $34,895.

Material Changes in Results of Operations:

Revenues were $0 for the twelve months ended September 30, 2013 and the same period ended September 30, 2014. Net Losses were $2,004,097 for the year ended September 30, 2013 and $2,080,958 for the same period ended September 30, 2014. The increase in Net Losses was primarily attributable to:

(i)       Increase in Research and Development expenses

 (ii)     Increase in Consulting and professional Fees

 (iii)    Recognition of losses on Settlement of Debt through equity issuances

 (iv)   Recognition of $65,000 of expenses attributable the expiration of the commitment period for that Equity Purchase Agreement and Registration Rights Agreement entered into by and between the Company and Southridge Partners II, LP.

 (v)     Recognition during the year ended September 30, 2013 of a refund of $35,000 paid to Regen resulting from termination of a license agreement and recognition of $25,000 in Other Income attributable to the cancellation for no consideration of Common Shares of the Company originally issued in conversion of $25,000 of Convertible Notes Payable

Offsett by:

(i)	Decrease in General and Administrative Expenses, Interest Expense
(ii)	The recognition during the year ended September 30, 2013 of
(a)	Interest expenses Attributable to Amortization of discount totaling $455,371
(b)	Expenses recognized in connection with issuance of common shares pursuant to contractual obligations to convertible noteholders totaling $35,223.

As of September 30, 2014 we had $502 Cash on Hand and current liabilities of $1,557,269. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

 The Company plans to meet cash needs through applying for governmental and non-governmental grants as well as selling its securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or non-governmental grant will be obtained by the Company despite the Company’s best efforts. As of February 19, 2014 The Company has identified the National Heart Lung and Blood Institute Clinical Trial Pilot Studies (R34) grant which provides up to $450,000 in funding over a period of three years as well as the Omnibus Solicitation of the NIH for Small Business Technology Transfer Grant Applications administered by the Small Business Innovation Research (SBIR) program of the National Institute of Health as grants for which the Company intends to apply.

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

As of December 24, 2014 we are not party to any binding agreements which would commit us to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-Matrix Scientific Group, Inc.

We have audited the accompanying balance sheets of Bio-Matrix Scientific Group, Inc as of September 30, 2014 and 2013, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2014. Bio-Matrix Scientific Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group, Inc as of September 30, 2014 and 2013, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenues, has negative working capital at September 30, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 24, 2014

8250 W Charleston Blvd, Suite 100 - Las Vegas, NV 89117 Phone:(888)727-8251 Fax:(888)782-2351

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET
	As of September 30,	As of September 30,
	2014	2013
ASSETS
Current Assets
Cash	$502	$116,714
Prepaid Expenses	15,000	15,000
Note Receivable	10,422	0
Interest Receivable	233	0
Total Current Assets	26,157	131,714

PROPERTY & EQUIPMENT (Net of Accumulated Depreciation)

Other Assets
Deposits	4,200	4,200
Deferred Financing Costs	0	65,000
Investment in Subsidiary	0	0
Available for Sale Securities	3,000	7,000
Total Other Assets	7,200	76,200

TOTAL ASSETS	$33,357	$207,914

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$158,492	$138,572
Notes Payable	379,233	219,372
Bank Overdraft	6,137	0
Accrued payroll	587,094	612,094
Accrued payroll taxes	51,117	45,386
Accrued Interest	271,495	239,829
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	97,701	98,701
Due to Affiliate	0	34,895
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,557,269	1,394,849

TOTAL LIABILITIES	$1,557,269	$1,394,849

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 2,063,821 issued and outstanding as of September 30, 2013 and September 30, 2014	$207	$207
Series AA Preferred ($.0001 par value) 100,000 shares authorized; 94,852 issued and outstanding as of September 30, 2013 and September 30, 2014	9	9
Series AAA Preferred ($.0001 par value) 1,000,000 shares authorized; 40,000 shares issued and outstanding as of September 30, 2013 and September 30, 2014	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of September 30, 2013 and September 30, 2014 respectively	73	73
Common Stock, ($0.0001 par value) 5,000,000,000 shares authorized, 2,390,304,145 and 3,079,900,942 issued and outstanding as of September 30, 2013 and September 30, 2014 respectively	307,989	239,029
Non Voting Convertible Preferred Stock ($1 par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and 2014	0	0
Additional Paid-in Capital	16,510,439	14,845,671
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	22,461,356	24,542,314
Accumulated Other Comprehensive Income (Loss)	(41,333,361)	(41,329,361)
Total Stockholders’ Equity (Deficit) Bio-Matrix Scientific Group, Inc.	(1,543,929)	(1,192,699)
Noncontrolling Interest in subsidiary	20,017	5,765
Total Stockholders' Equity	$(1,523,912)	$(1,186,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,357	$207,914

The Accompanying Notes are an Integral Part to These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.

Statements of Operations

	Year Ended September 30, 2014	Year Ended September 30, 2013
Revenues	$—	$—
COST AND Expenses
Research and Development	23,867	9,509
General and administrative	599,234	1,317,927
Consulting and Professional Fees	246,214	200,475
total Costs and expenses	869,315	1,527,911
OPERATING LOSS	(869,315)	(1,527,911)

Other Income &(Expense)
Interest Expense	$(35,136)	$(46,492)
Loss on Settlement of Debt through Equity Issuance	(1,112,230)	0
Interest Expenses attributable to amortization of discount	0	(455,371)
Interest Income	233	0
Securities issued pursuant to contractual obligations	0	(35,223)
Other Income	490	60,000
Other Expense	(65,000)	0
Total other income & (expense)	(1,211,643)	(477,086)

NET INCOME (LOSS) before loss attributable to noncontrolling interest in Entest Biomedical, Inc. and equity in subsidiary losses	$(2,080,958)	$(2,004,997)
NET INCOME (LOSS) attributable to noncontrolling interest in Entest Biomedical, Inc.	0	0
NET INCOME (LOSS) before equity in subsidiary losses	(2,080,958)	(2,004,997)
Equity in Net Income (Loss) of Entest Biomedical, Inc.	0	0
NET INCOME (LOSS)	(2,080,958)	(2,004,997)
Less: (Net Income) Loss attributable to noncontrolling interest in Regen Biopharma, Inc.	226,234	8,833
NET INCOME (LOSS) available to common shareholders	(1,854,724)	(1,996,164)

Basic and fully diluted earnings (loss) Per Share	$(0.001)	$(0.001)

Weighted Average number of common Shares Outstanding	2,865,048,153	1,375,962,730

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2014	Year Ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(2,080,958)	$(2,004,997)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Stock issued for compensation to employees	$—	$62,400
Stock issued for services rendered by consultants	26,180	25,650
Stock issued for interest	3,570	5,035
Stock issued for expenses	48,000	640,000
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$19,920	$5,533
Increase (Decrease) in Accrued Expenses	12,397	351,799
Increase (Decrease) in bank Overdraft	6,137	—
(Increase) Decrease in Interest Receivable	(233)	—
Increase (Decrease) in Due to Affiliate	(34,895)	(4,245)
(Increase) Decrease in Note Receivable	(10,422)	—
(Increase) Decrease in Gain on cancellation of stock	—	(25,000)

Net Cash Provided by (Used in) Operating Activities	$(2,010,304)	$(942,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for cash	$100,000	$—
Common Stock issued for Accrued Salaries	—	116,452
Preferred Stock issued for Accrued Salaries	—	10,000
Common Stock issued pursuant to Contractual Obligations	—	35,223
Additional paid in Capital	300,000	390,000
Principal borrowings on Convertible Debentures	—	555,370
Principal borrowings (repayments) on notes and Convertible Debentures	316,862	(123,148)
(Increase) Decrease in Deferred Financing Costs	65,000	—
Loss on Settlement of Debt through Equity Issuance	1,112,230	—

Net Cash Provided by (Used in) Financing Activities	$1,894,092	$983,897

Net Increase (Decrease) in Cash	$(116,212)	$40,962

Cash at Beginning of Period	$116,714	$75,752
Cash at End of Period	$502	$116,714

Supplemental Disclosure of Noncash investing and financing activities:
Common shares issued for Debt	$158,000	$1,132,056
Common Shares issued for Nonvoting Preferred	$—	$75,000

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2013 and 2014

		Series AA Preferred		Series B Preferred		Series AAA Preferred		Preferred		Common		Nonvoting Convertible Preferred		Additional Paid-in	Retained	Deficit Attributable to	Noncontrolling	Contributed	Accumulated Other
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	noncontrolling interest	Interest	Capital	Comprehensive Income(Loss)	Total

Balance September 30, 2012		94,852	9	725,409	73			1,963,821	197	323,507,887	32,350	75,000	75,000	12,490,780	26,547,311	0		509,355	(41,314,361)	(1,659,286)
Shares issued for indebtedness October 19. 2012										8,635,222	863			8,137						9,000
Shares issued for indebtedness October 19, 2012										5,756,000	576			5,424						6,000
Shares issued for indebtedness November 2, 2012										17,500,000	1,751			3,249						5,000
Shares issued for indebtedness November 8, 2012										15,964,912	1,597			7,503						9,100
Shares issued for indebtedness November 9, 2012										14,158,067	1,416			6,763						8,179
Shares issued for indebtedness November 9, 2012										17,500,000	1,750			3,250						5,000
Shares issued for indebtedness 11/14/2012										32,000,000	3,200			14,400						17,600
Shares issued for indebtedness 11/15/2012										16,136,364	1,613			5,487						7,100
Shares issued for indebtedness 11/19/2012										48,000,000	4,800			12,000						16,800
Shares issued for indebtedness 11/20/2012										32,000,000	3,200			8,000						11,200
Shares issued for indebtedness 11/21/2012										17,500,000	1,750			3,250						5,000
Shares issued for indebtedness 11/21/2012										16,000,000	1,600			4,000						5,600
Shares issued for indebtedness 11/26/2012										9,142,857	914			2,286						3,200
Shares issued for indebtedness 11/29/2012										37,575,758	3,757			8,643						12,400
Shares issued for indebtedness 11/29/2012										8,636,364	863			1,987						2,850
Shares issued for indebtedness 11/29/2012										30,303,030	3,030			6,970						10,000
Shares issued for indebtedness 11/29/2012										14,452,111	1,445			3,555						5,000
Shares issued for indebtedness 12/10/2012										30,303,030	3,030			6,970						10,000
Shares issued for indebtedness 12/12/2012										57,159,091	5,715			6,860						12,575
Shares issued for indebtedness 12/19/2012										40,000,000	4,000			2,000						6,000
Shares issued for indebtedness 12/28/2012										90,000,000	9,000			900						9,900
Shares issued for indebtedness 12/28/2012										36,363,636	3,637			363						4,000
Shares issued for Interest 11/26/2012										6,057,142	605			1,515						2,120
Shares issued pursuant to contractual obligations 12/12/2012										9,242,425	924			3,697						4,621
Shares issued pursuant to contractual obligations 12/21/2012										57,159,091	5,716			11,432						17,148
Shares issued pursuant to contractual obligations 12/21/2012										30,303,030	3,031			6,061						9,092
Shares issued pursuant to contractual obligations 12/21/2012										14,545,454	1,456			2,909						4,365
Recognition of Beneficial Conversion Feature , Convertible Notes														290,000						290,000
Restricted Stock Award Compensation Expense recognized														26,400						26,400
Net Loss October 1 2012 to December 31 2012															(596,666)					(596,666)
Accumulated Other Comprehensive Income (Loss)																			(11,000)	(11,000)
Balance December 31 2012		94,852	9	725,409	73			1,963,821	197	1,035,901,471	103,589	75,000	75,000	12,954,788	25,950,645	0		509,355	(41,325,361)	(1,731,705)
1/8/2013	Shares issued for indebtedness									90,000,000	9,000			900						9,900
2/27/2013	Shares issued for indebtedness									12,792,708	1,279			13,496						14,775
2/27/2013	Shares issued for indebtedness									8,658,009	866			9,134						10,000
3/12/2012	Shares issued for settlement									100,000,000	10,000			630,000						640,000
3/21/2013	Shares issued for indebtedness									2,380,952	238			14,762						15,000
3/21/2013	Shares issued for settlement									2,777,778	277			14,723						15,000
3/25/2012	Shares issued for indebtedness									7,173,913	718			32,282						33,000
3/25/2012	Shares issued for accrued interest									547,828	55			2,465						2,520
3/22/2012	Shares issued for indebtedness									100,000,000	10,000			90,000						100,000
Recognition of Beneficial Conversion Feature , Convertible Notes														100,000						100,000
Net Loss January 1 2013 to March 31 2013															(941,488)					(941,488)
Accumulated Other Comprehensive Income (Loss)																			24,000	24,000
Balance March 31, 2013		94,852	9	725,409	73			1,963,821	197	1,360,232,659	136,022	75,000	75,000	13,862,550	25,009,157			509,355	(41,301,361)	(1,708,998)
4/2/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
4/12/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
4/17/2013	Shares issued for indebtedness									7,162,534	716			12,284						13,000
4/23/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
4/25/2013	Shares issued for indebtedness									60,606,461	6,061			93,939						100,000
4/25/2013	Shares issued for indebtedness									24,242,424	2,424			37,576						40,000
5/16/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
5/29/2013	Vesting of Restricted Stock Award													43,200						43,200
5/29/2013	Shares issued for accrued salaries									26,045,795	2,605			70,647						73,252
5/30/2013	Shares issued for accrued salaries					40,000	4							9,996						10,000
6/10/2013	Shares issued for indebtedness									20,000,000	2,000			8,000						10,000
6/13/2013	Shares issued for indebtedness									100,000,000	10,000			40,000						50,000
6/20/2013	Shares cancelled									(6,000,000)	(600)			600
6/27/2013	Shares issued as compensation									6,000,000	600			16,800						17,400
Net Loss April 1 2013 to June 30 2013															(278,789)					(278,789)
Accumulated Other Comprehensive Income (Loss)																			(11,000)	(11,000)
Balance June 30 2013		94,852	9	725,409	73	40,000	4	1,963,821	197	1,998,289,873	199,828	75,000	75,000	14,355,592	24,730,368			509,355	(41,312,361)	(1,441,935)
7/25/2013	Cancellation of Shares previously issued in satisfaction of convertible debt									(5,000,000)	(500)			(24,500)						(25,000)
8/26/2013	Shares issued for indebtedness									100,000,000	10,000			25,000						35,000
8/30/2013	Shares issued as consideration to consultant									8,512,088	851			24,149						25,000
8/30/2013	Shares issued for indebtedness and interest									66,287,898	6,629			63,568						70,197
8/20/2013	Shares of subsidiary issued for Company indebtedness and interest													70,198						70,198
9/30/2013	Shares of subsidiary issued for Cash													100,000						100,000
9/3/2013	Common Stock Issued for Preferred Stock									35,714,286	3,571			71,429						75,000
9/3/2012	Common stock issued for preferred Stock											(75,000)	(75,000)							(75,000)
9/11/2013	Common Stock issued for indebtedness									60,000,000	6,000			114,000						120,000
9/19/2013	Common stock issued to employee as compensation									6,000,000	600			18,000						18,600
9/19/2013	Shares issued as consideration to consultant									500,000	50			1,500						1,550
8/9/2013	shares issued as consideration to consultant							100,000	10											10
9/30/2013	Shares issued for indebtedness									120,000,000	12,000			32,500						44,500
Net Loss July 1 to September 30 2013															(188,054)					(188,054)
Accumulated Other Comprehensive Income (Loss)																			(17,000)	(17,000)
Noncontrolling interest recognized														(5,765)			5,765			0
Balance September 30, 2013		94,852	9	725,409	73	40,000	4	2,063,821	207	2,390,304,145	239,029	0	0	14,845,671	24,542,314		5,765		(41,329,361)	(1,186,934)
10/14/2013	Common Shares issued for Debt									120,000,000	12,000			32,500						44,500
11/4/2013	Common Shares issued to Consultant									200,000	20			360						380
11/13/2013	Common Shares issued for Debt									120,000,000	12,000									12,000
12/5/2013	Common Shares issued for Debt									150,000,000	15,000									15,000
12/5/2013	Common Shares issued to vendor									30,000,000	3,000			45,000						48,000
10/14/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000						100,000
11/15/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000						100,000
12/12/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000						100,000
	Loss recognized on issuance of shares for less than Fair Value													648,500						648,500
	Net Loss October 1 2013 to December 31 2013														(920,888)					(920,888)
	Accumulated Other Comprehensive Income (Loss)																		(4,000)	(4,000)
	Noncontrolling interest recognized													(6,597)			6,597			0
Balance December 31, 2013		94,852	9	725,409	73	40,000	4	2,063,821	207	2,810,504,145	281,049	0	0	15,865,434	23,621,426		12,362		(41,333,361)	(1,043,442)
1/23/2014	Common Stock issued for Debt									140,000,000	14,000			70						14,070
1/28/2014	Common Stock issued for Debt									500,000	50			950						1,000
	Loss recognized on issuance of shares for less than Fair Value													336,230						336,230
	Net Loss January 1 2014 to March 31 2014														(529,555)					(529,555)
	Accumulated Other Comprehensive Income (Loss)																		8,000	8,000

	Noncontrolling interest recognized													(82,664)			82,664			0
Balance March 31, 2014										2,951,004,145	295,099	0	0	16,120,020	23,091,871		95,026		(41,325,361)	(1,213,697)
	Net Loss January 1 2014 to March 31 2014														(246,447)					(246,447)
	Accumulated Other Comprehensive Income (Loss)																		(6,000)	(6,000)
	Noncontrolling interest recognized													47,466			(47,466)			0
Balance June 30, 2014		94,852	9	725,409	73	40,000	4	2,063,821		2,951,004,145	295,099	0	0	16,167,486	22,845,424		47,560		(41,331,361)	(1,466,144)
7/1/2014	Common Shares issued for cash									45,000,000	4,500			95,500						100,000
8/12/2014	Common Shares issued to consultant									8,896,797	890			24,910						25,800
8/18/2014	Common Stock issued for Debt									37,500,000	3,750			33,750						37,500
8/27/2014	Common Stock issued for Debt									37,500,000	3,750			33,750						37,500
	Loss recognized on issuance of shares for less than fair value													127,500						127,500
	Net Loss July 1 2014 to September 30 2014														(384,068)					(384,068)
	Accumulated Other Comprehensive Income (Loss)																		(2,000)	(2,000)
	Noncontrolling interest recognized													27,543			(27,543)			0
Balance September 30, 2014				725,409	73	40,000	4	2,063,821		3,079,900,942	307,989	0	0	16,510,439	22,461,356		20,017		(41,333,361)	(1,523,912)

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended September 30,
	2014	2013
Net Income (Loss)	$(2,068,684)	$(2,004,997)
Add:
Unrealized Gains on Securities	—	—
Less:
Unrealized Losses on Securities	(4,000)	(15,000)
Total Other Comprehensive Income (Loss)	(4,000)	(15,000)
Comprehensive Income	$(2,072,684)	$(2,019,997)

The Accompanying Notes are an Integral Part to These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of September 30, 2014

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

F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of September 30, 2014 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $10,422 .  The fair value of Securities Available for sale as of September 30, 2014 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

G. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

H.  BASIC EARNINGS (LOSS) PER SHARE

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the year ended September 30, 2013 and the year ended September 30, 2014 respectively.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

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

NOTE 3. OPTIONS AND WARRANTS

As of September 30, 2014 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $18,520,683 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash.

During the year ended September 30, 2014 the Company incurred net borrowings of $116,861

During the year ended September 30, 2014 Regen sold 300,000 of its common shares for cash consideration of $300,000.

During the year ended September 30, 2014 the Company sold 45,000,000 of its common shares for cash consideration of $100,000.

NOTE 5. INCOME TAXES

As of September 30, 2014

Deferred tax assets:
Net operating tax carry forwards	$6,535,802
Other	-0-
Gross deferred tax assets	6,535,802
Valuation allowance	(6,535,802)

Net deferred tax assets	$-0-

As of September 30,  2014 the Company has a  Deferred Tax Asset of  $6,535,802 completely attributable to net operating loss carry forwards  of approximately $19,222,948 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $19,184,332   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of September 30, 2014 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $189,065. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of September 30, 2014 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $30,168. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by Entest BioMedical, Inc. on a month to month basis free of charge. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company.

As of September 30, 2014 Entest Biomedical, Inc. is indebted to Regen in the amount of $10,422. $10,422 lent by Regen to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

During the year ended September 30, 2014 Regen made payments totaling $18,042 dollars to Batu Biologics for contracted services . Thomas Ichim, who serves as Regen’s Chief Scientific Officer and Director of Research as well as a Director of the Company, is the Executive Chairman of and owns approximately 29% of the share capital of Batu Biologics.

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

	September 30, 2014	September 30, 2013

Dunhill Ross Partners, Inc. ( formerly venture Bridge Advisors)	$—	$82,000
Bio Technology Partners Business Trust	35,000	—
David R. Koos ( Parent)( Note 6)	189,065	137,372
David R. Koos ( Regen)( Note 6)	30,168	—
The Sherman family Trust	125,000	—
Total	$379,233	$219,372

Amounts due to Dunhill Ross Partners, Inc. are due and payable at the demand of Dunhill Ross partners and bear simple interest at a rate of 10% per annum.

Amounts due to the Biotechnology Partners Business Trust. are due and payable at the demand of Dunhill Ross partners and bear simple interest at a rate of 10% per annum.

All loans to the Company and Regen made by David R. Koos are due and payable at the demand of Koos and bear simple interest at a rate of 15% per annum.

All amounts due to the Sherman Family Trust bear no interest and are due and payable, in whole or in part, at the option of the holder.

CONVERTIBLE NOTES PAYABLE SEPTEMBER 30, 2014

$17,000	StarCity Capital LLC
$50,000	Scott Levine
$10,000	Mike and Ofie Weiner
$18,400	Mike and Ofie Weiner
$2,301	Bio Technology Partners Business Trust
$97,701	total

$17,000 due and payable to Starcity Capital LLC bears no interest, is payable at the demand of the Holder and permits conversion at the Holder’s option into common shares of the Company at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company has agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

The amount by which the instruments as converted value exceeds the principal amount as of September 30, 2014 is $15,970.

$50,000 due and payable to Scott Levine bears simple interest at 12% per annum and is convertible into common shares of the company at $0.15 per share. The instrument became due and payable on November 14, 2009. No demand for payment has been made.

$10,000 due and payable to Mike and Ofie Weiner bears simple interest at 12% per annum and is convertible into common shares of the company at $0.15 per share. The instrument became due and payable on March 3 , 2010. No demand for payment has been made.

$18,400 due and payable to Mike and Ofie Weiner bears simple interest at 12% per annum and is convertible into common shares of the company at $0.15 per share. The instrument became due and payable on December 28, 2009. No demand for payment has been made.

$2,301 due and payable to Bio Technology Partners Business Trust bears simple interest at 12% per annum and is convertible into common shares of the company at $0.15 per share. The instrument became due and payable on November 26, 2009. No demand for payment has been made.

As of September 30, 2014 and as of September 30, 2013 the unamortized discount on convertible notes outstanding is $0.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2014:

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

 40,000 Series AAA Preferred Shares, par value $0.0001, issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times one hundred thousand (100,0000).

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

Common stock, $ 0.0001 par value; 5,000,000,000 shares authorized: 3,079,900,942 shares issued and outstanding.

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

NOTE 9. CONVERTIBLE DEBENTURES

At September 30, 2014, the following convertible debentures remain outstanding:

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

As of September 30, 2014 the Aggregate Amount of Convertible Debentures outstanding was $97,701 and the Aggregate Amount of Unamortized discount was $0.

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

NOTE 11. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities as of September 30, 2014.

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

On January 23, 2014 the Company Issued 140,000,000 Common Shares in satisfaction of $ 14,070 of indebtedness.

On January 28, 2014 the Company Issued 500,000 Common Shares in satisfaction of $ 1,000 of convertible indebtedness.

On July 1, 2014 the Company issued 45,000,000 common shares for cash consideration of $100,000.

On August 12, 2014 the Company issued 8,896,797 common shares with a fair value at the time of issuance of $25,800 as consideration to a consultant

On August 18, 2014 the Company Issued 37,500,000 Common Shares in satisfaction of $ 37,500 of indebtedness.

On August 26, 2014 the Company Issued 37,500,000 Common Shares in satisfaction of $ 37,500 of indebtedness.

NOTE 13. PROPERTY DIVIDEND

On March 25, 2014 the Company paid a property dividend of 20,000,000 common shares of Regen Biopharma, Inc. to its shareholders. This dividend was distributed pro rata to all common and preferred shareholders of record as of March 18, 2014.

NOTE 14. SUBSEQUENT EVENTS

On October 1, 2014 the Company Issued 100,000,000 Common Shares in satisfaction of $ 37,500 of indebtedness.

On October 9, 2014 the Company Issued 100,000,000 Common Shares in satisfaction of $35,000 of indebtedness.

On October 31, 2014 the Company Issued 200,000,000 Common Shares in satisfaction of $20,000 of indebtedness.

On December 9, 2014 the Company Issued 100,000,000 Common Shares in satisfaction of $10,000 of indebtedness.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Seale and Beers, Certified Public Accountants LLC (“S&B”) , the Company’s independent public accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to S&B’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

Item 9A. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2014. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

(c) There have been no changes during the quarter ended September 30, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

David R. Koos has served as Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and Acting Chief Financial Officer of Regen since April 24, 2012 to the present. David R. Koos has served as president of Regen since May 29, 2013 to the present.

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

Executive Compensation

SUMMARY COMPENSATION TABLE*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman and CEO	From October 1, 2012 to September 30, 2013	$290,000		$10,000					$300,000
David Koos Chairman and CEO	From October 1, 2013 to September 30, 2014	$300,000							$300,000

*Does not include Compensation Accrued but Unpaid. As of September 30, 2014 David R. Koos is owed $425,321 in compensation accrued but unpaid.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on  December 24,2014 concerning shares of our stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Based on 3,579,910,118 shares issued and outstanding as of  December 24 , 2014.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	72,718,693 (a)	2%
Common	All Officers and Directors As a Group(a)	72,718,693 (a)	.45%

(a)    Includes 4,159,085 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and 104,160  shares owned AFN Trust for which David Koos serves as Trustee and 54 shares owned by the BMXP Holdings Shareholder Business Trust. David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. .

The following table sets forth information as of the close of business on December 24, 2014, concerning shares of our preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of preferred stock.

Based on 2,063,821  shares issued and outstanding as of  December 24, 2014

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

The following table sets forth information as of the close of business on December 24,2014 concerning shares of our Series B preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series B preferred stock.

Based on 725,409  shares  issued and outstanding as of  December 24, 2014

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	96,012	13%
Series B Preferred	All Officers and Directors As a Group(c)	96,012	13%

(a)  Includes 9,171 Preferred Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 58,935 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  and 836 shares owned by  AFN Trust for which David Koos serves as Trustee

The following table sets forth information as of the close of business on December 24, 2014  concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	94,852	100%
Series AA Preferred	All Officers and Directors As a Group	94,852	100%

No shares of our Non Voting Convertible Preferred stock was issued and outstanding aas of the close of business on December 24,2014

 The following table sets forth information as of the close of business on  December 24,2014  concerning shares of our Series AAA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On June 15, 2009 Entest BioMedical, Inc.(“Entest”) , a corporation under common control with the Company, entered into an agreement with the Company whereby Entest has agreed to sublease approximately 3,000 square feet of office space from the Company for a term of 3 years for consideration consisting of monthly rental payments of $4,100 per month. Beginning October 2010 Entest has been paying rental expenses directly to the owner of the subleased space leaving a balance of $59,500 of rental expenses prepaid to the Company. Between January 25, 2012 and February 14, 2012 the Company became indebted to Entest in the amount of an additional $240 for expenses paid on behalf of the Company by Entest. Between October 1, 2012 and September 30, 2012 the Company made payments to Entest totaling $20,600. As of September 30, 2012 the amount due to Entest was $39,140. Subsequent to September 30, 2012 the following events:

a) Payment of $5,000 to Entest by the Company during the quarter ended December 31, 2012 offset by

b) Payment of $755 of expenses on behalf of the Company by Entest. during the quarter ended December 31, 2012.

Reduced the obligation to $34,895 as of September 30, 2013. This obligation bore no interest and was due and payable on the demand of Entest. During the twelve months ended September 30, 2014 the Company made payments to and paid expenses on behalf of Entest totaling in aggregate $34,895 reducing this obligation to $0.

As of September 30, 2014 Entest Biomedical Inc. is indebted to Regen in the amount of $10,422. $10,422 lent by Regen to Entest Biomedical, Inc. . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On October 1, 2014 Regenentered into an agreement to sublease approximately 2,320 square feet of office space from Entest Biomedical, Inc. Entest Biomedical Inc. is under common control with the Company as the Chairman and CEO of the Company also serves as the Chairman and CEO of Entest Biomedical, Inc. The sublease is on a month to month basis and rent payable to Entest Biomedical Inc. by Regen is equal to the rent payable to the lessor by Entest Biomedical Inc and is to be paid in at such time specified in accordance with the original lease agreement between Entest Biomedical Inc. and the lessor.

$3,241 per month for the period beginning October 1, 2014 and ending November 30, 2014

$3,371 per month for the period beginning December 1, 2014 and ending November 30, 2015

$3,506 per month for the period beginning December 1, 2015 and ending November 30, 2016

All charges for utilities connected with premises which are to be paid by Entest Biomedical Inc. under the master lease shall be paid by Regen for the term of this sublease.

As of September 30, 2013 David Koos, the Company’s Chairman and Chief Executive Officer, is owed $425,321 in compensation accrued but unpaid .

As of September 30, 2014 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $189,065. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of September 30, 2014 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $30,168. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum

During the year ended September 30, 2014 Regen made payments totaling $18,042 dollars to Batu Biologics for contracted services . Thomas Ichim, who serves as Regen’s Chief Scientific Officer and Director of Research as well as a Director of the Company, is the Executive Chairman of and owns approximately 29% of the share capital of Batu Biologics

Director Independence

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

Item 14. Principal Accounting Fees and Services.

The following sets forth the aggregate fees billed by Seale and Beers, CPAs :

Period beginning October 1, 2013 and ending September 30, 2014
Audit Fees	$10,000
Audit Related Fees	$9,000
Tax Fees	$—
Total Fees	$19,000

 The following sets forth the aggregate fees billed by Seale and Beers, CPAs

Period beginning October 1, 2012 and ending September 30, 2013
Audit Fees	$22,546
Audit Related Fees	$9000
Tax Fees	$—
Total Fees	$31,546

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

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)
10.20	Settlement Agreement and Mutual Release (29)
3(1)(6)	Certificate of Designation Series AAA Preferred Stock (30)
10.21	Worldwide Property Assignment Agreement (31)
10.22	License Agreement (32)
10.23	Benitec License (33)
10.24	Termination letter Oregon health and Science University (34)
99.1	Letter from BAUMGARTNER PATENT LAW (35)
10.25	Agreement with Caven Investments LLC (36)
10.26	Independent Contractor Agreement between Dr. Eei Ping Min and Regen (37)
10.27	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 ( incorporated by Reference to Exhibit 10.27 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.28	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012( incorporated by Reference to Exhibit 10.28 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.29	Letter Agreement by and between David Suhy and Regen dated September 11 2013( incorporated by Reference to Exhibit 10.29 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.30	Stock Purchase Agreement dated June 24, 2014 ( incorporated by reference to Exhibit 10.1 of the company’s form 8-K dated November 7, 2014)
10.31	Assignment 12/17/2014
10.32	Assignment 12/16/2014
10.33	Assignment 11/20/2014
10.34	Consulting Agreement Dr. Christine Ichim
10.35	Sublease

*
(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008
(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated A ugust 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012
(29)	incorporated by reference to Exhibit 10.1 of Form 10-Q filed march 12, 2013
(30)	incorporated by reference to Exhibit 3(1) of form 8-K dated April 30, 2013
(31)	incorporated by reference to Exhibit 10.1 of form 8-K dated June 11, 2013
(32)	incorporated by reference to Exhibit 10.2 of form 8-K dated June 11, 2013
(33)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 5, 2013
(34)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 9, 2013
(35)	incorporated by reference to Exhibit 99.1 of form 8-K dated August 9, 2013
(36)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 3, 2013
(37)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 23, 2013

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer
Date: December 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 24, 2014.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name: David R. Koos
Title: President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date: December 24, 2014