Form 10-Q
period 2014-12-31
Bio-Matrix Scientific Group, Inc.
filed 2015-02-10
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California	91942
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☑   No    ☐

There were 3,729,900,942 shares of Common Stock outstanding as of December 31, 2014.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET
	As of December 31,	As of September 30,
	2014	2014
	(unaudited)
ASSETS
Current Assets
Cash	$75,608	$502
Prepaid Expenses	15,000	15,000
Note Receivable	10,422	10,422
Interest Receivable	493	233
Total Current Assets	101,523	26,157

Other Assets
Deposits	4,200	4,200
Available for Sale Securities	1,000	3,000
Total Other Assets	5,200	7,200

TOTAL ASSETS	$106,723	$33,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$156,407	$158,492
Notes Payable	479,054	379,233
Bank Overdraft	0	6,137
Accrued payroll	607,094	587,094
Accrued payroll taxes	56,394	51,117
Accrued Interest	286,066	271,495
Accrued Rent	3,371	—
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	97,701	97,701
Due to Affiliate	0	0
Due to Subsidiary Shareholder	20,000	—
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,712,087	1,557,269

TOTAL LIABILITIES	$1,712,087	$1,557,269

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($0.0001 par value) 20,000,000 shares authorized; 2,063,821 issued and outstanding as of December 31, 2014 and September 30, 2014	$207	$207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized; 94,852 issued and outstanding as of December 31, 2014 and September 30, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized; 40,000 shares issued and outstanding as of December 31, 2014 and September 30, 2014	4	4
Series B Preferred Shares ($0.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of December 31, 2014 and September 30, 2014 respectively	73	73
Common Stock, ($0.0001 par value) 5,000,000,000 shares authorized, 3,729,900,942 and 3,079,900,942 issued and outstanding as of December 31, 2014 and September 30, 2014 respectively	372,989	307,989
Non Voting Convertible Preferred Stock ($1 par value) 200,000 shares authorized; 0 shares issued and outstanding as of December 31, 2014 and September 30, 2014	0	0
Additional Paid-in Capital	17,278,665	16,510,439
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	21,604,464	22,461,356
Accumulated Other Comprehensive Income (Loss)	(41,335,361)	(41,333,361)
Total Stockholders’ Equity (Deficit) Bio-Matrix Scientific Group, Inc.	(1,569,595)	(1,543,929)
Noncontrolling Interest in subsidiary	(35,769)	20,017
Total Stockholders' Equity	$(1,605,364)	$(1,523,912)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$106,723	$33,357

The Accompanying Notes are an Integral Part to These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.

Statements of Operations

(unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Revenues	$—	$—
COST AND Expenses
Research and Development	2,237	5,825
General and administrative	158,444	187,185
Consulting and Professional Fees	82,529	70,494
Rent	11,871	0
total Costs and expenses	255,081	263,504
OPERATING LOSS	(255,081)	(263,504)

Other Income &(Expense)
Interest Expense	$(14,571)	$(8,884)
Loss on Settlement of Debt through Equity Issuance	(587,500)	648,500
Interest Income	260	0
Total other income & (expense)	(601,811)	(657,384)

NET INCOME (LOSS) before loss attributable to noncontrolling interest in Entest Biomedical, Inc. and equity in subsidiary losses	$(856,892)	$(920,888)
NET INCOME (LOSS) attributable to noncontrolling interest in Entest Biomedical, Inc.	0	0
NET INCOME (LOSS) before equity in subsidiary losses	(856,892)	(920,888)
Equity in Net Income (Loss) of Entest Biomedical, Inc.	0	0
NET INCOME (LOSS)	(856,892)	(920,888)
Less: (Net Income) Loss attributable to noncontrolling interest in Regen Biopharma, Inc.	94,603	6,801
NET INCOME (LOSS) available to common shareholders	(762,289)	(914,087)

Basic and fully diluted earnings (loss) Per Share	$(0.0002)	$(0.0004)

Weighted Average number of common Shares Outstanding	3,432,648,195	2,603,403,841

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(856,892)	$(920,888)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Stock issued for services rendered by consultants	0	380
Stock issued for interest	0	3,570
Stock issued for expenses	0	48,000
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	$(2,085)	$9,630
Increase (Decrease) in Accrued Expenses	43,219	59,113
Increase (Decrease) in bank Overdraft	(6,137)	0
(Increase) Decrease in Interest Receivable	(260)	0
Increase (Decrease) in Due to Affiliate	0	(12,714)

Net Cash Provided by (Used in) Operating Activities	$(822,155)	$(812,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in Capital	72,440	300,000
Increase (Decrease) in due to subsidiary shareholder	20,000	0
Principal borrowings (repayments) on notes and Convertible Debentures	217,321	16,566
Loss on Settlement of Debt through Equity Issuance	587,500	648,500

Net Cash Provided by (Used in) Financing Activities	$897,261	$965,066

Net Increase (Decrease) in Cash	$75,106	$152,157

Cash at Beginning of Period	$502	$116,714
Cash at End of Period	$75,608	$268,871

Supplemental Disclosure of Noncash investing and financing activities:
Common shares issued for Debt	$117,500	$67,930

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended December 31,
	2014	2013
Net Income (Loss)	$(856,892)	$(920,888)
Add:
Unrealized Gains on Securities	—	—
Less:
Unrealized Losses on Securities	(2,000)	(4,000)
Total Other Comprehensive Income (Loss)	(2,000)	(4,000)
Comprehensive Income	$(858,892)	$(924,888)

The Accompanying Notes are an Integral Part to These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of December 31, 2014

The accompanying unaudited interim condensed consolidated financial statements of Bio-Matrix Scientific Group , Inc. (“Bio-Matrix ” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended September 30, 2014. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Through its 56% owned subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio Matrix Scientific Group, Inc, a Nevada corporation and a wholly owned subsidiary (“BMSG”), Regen BioPharma, Inc., a Nevada corporation and 56% owned subsidiary (Regen) and Entest BioMedical, Inc., (“Entest”), a Nevada corporation which was a majority owned subsidiary up to February 3, 2011.  Significant inter-company transactions have been eliminated.

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

The Company’s financial instruments as of December 31, 2014 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $10,422 .  The fair value of Securities Available for sale as of December 31, 2014 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2014 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarter ended December 31, 2014 and the year ended September 30, 2014 respectively.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

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

NOTE 3. OPTIONS AND WARRANTS

As of December 31, 2014 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $19,377, 575 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through December 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash.

During the quarter ended December 31, 2014 the Company incurred borrowings of $217,321

During the quarter ended December 31, 2014 the Company sold 666,668 of its owned shares of Regen Biopharma, Inc. for consideration of $50,000.

During the quarter ended December 31, 2014 the Company entered into a binding contract to sell 266,667 of the Company’s owned shares of Regen Biopharma, Inc. for consideration of $20,000. Payment was received by the Company on December 23, 2014. As of December 31, 2014 the shares have not been transferred to the purchaser.

NOTE 5. INCOME TAXES

As of December 31, 2014

Deferred tax assets:
Net operating tax carry forwards	$6,601,505
Other	-0-
Gross deferred tax assets	6,601,505
Valuation allowance	(6,601,505)

Net deferred tax assets	$-0-

As of December 31,  2014 the Company has a  Deferred Tax Asset of  $6,601,505 completely attributable to net operating loss carry forwards  of approximately $19,416,191 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $19,377,575   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2014 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $202,786. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of December 31, 2014 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $55,768. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to the rent payable to the lessor by Entest Biomedical, Inc. and is to be paid in at such time specified in accordance with the original lease agreement between the Entest Biomedical, Inc. and the lessor.

Rent to be charged to Entest Biomedical, Inc. pursuant to the lease is as follows:

$3,241 per month for the period beginning October 1, 2014 and ending November 30, 2014

$3,371 per month for the period beginning December 1, 2014 and ending November 30, 2015

$3,506 per month for the period beginning December 1, 2015 and ending November 30, 2016

As of December 31, 2014 Entest Biomedical, Inc. is indebted to Regen in the amount of $10,422. $10,422 lent by Regen to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

	September 30, 2014	December 31, 2014

Bio Technology Partners Business Trust (Parent)	35,000	49,000
Bio Technology Partners Business Trust (Regen)	—	164,000
David R. Koos ( Parent)( Note 6)	189,065	202,786
David R. Koos ( Regen)( Note 6)	30,168	55,768
The Sherman family Trust	125,000	7,500
Total	$379,233	$479,054

Amounts due to the Biotechnology Partners Business Trust. are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

All loans to the Company and Regen made by David R. Koos are due and payable at the demand of Koos and bear simple interest at a rate of 15% per annum.

All amounts due to the Sherman Family Trust bear no interest and are due and payable, in whole or in part, at the option of the holder.

CONVERTIBLE NOTES PAYABLE DECEMBER 31, 2014

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

The amount by which the instrument’s as converted value exceeds the principal amount as of December 31, 2014 is $13,909.

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

As of September 30, 2014 and as of December 31, 2014 the unamortized discount on convertible notes outstanding is $0.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2014:

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

Common stock, $ 0.0001 par value; 5,000,000,000 shares authorized: 3,729,900,942 shares issued and outstanding.

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

NOTE 9. CONVERTIBLE DEBENTURES

At December 31, 2014, the following convertible debentures remain outstanding:

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

As of December 31, 2014 the Aggregate Amount of Convertible Debentures outstanding was $97,701 and the Aggregate Amount of Unamortized discount was $0.

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

The convertible indebtedness held by the Plaintiff was convertible at Holder’s demand into the common shares of the Company’s stock at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company and the Plaintiff had agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On February 2, 2015 Plaintiff and the Company entered into a Settlement Agreement and Mutual General Release to fully and finally resolve the aforementioned legal action pursuant to the following terms and conditions:

(a)	Within seven business days of the Company’s transfer agent’s receipt of an appropriate opinion of counsel, the Company shall deliver to Starcity or its designee or assignee (which designation or assignment shall be provided in writing) via DWAC, 103,030,303 of the common shares of the Company , it being the agreement of the parties that such issuance shall constitute full and complete satisfaction of $17,000 due to Starcity by the Company.
(b)	The Company shall deliver to Starcity a non interest bearing Convertible Note in the face amount of $300,000 (“Note”) due and payable April 1, 2016.

The Holder of this Note is entitled, at its option, at any time after 180 days after the date that consideration of $52,500 is paid to the Company to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to the greater of

(i)	fifty five percent (55%) (the "Discount'') of the lowest closing bid price for the Company's common stock during the five (5) trading days immediately preceding a conversion date, as reported by Bloomberg (the "Closing Bid Price") ("Initial Conversion Price") or
(ii)	$0.0001.

Other than as provided in 5(p) of the Note ), the Holder shall not have the right to convert its debt into shares which, when added to such Holder’s other holdings in the Company stock, shall have caused such Holder to hold more than to hold more than 9.99% of the Company's outstanding common stock. Section 5(p) of the Note states that:

Upon :

(i) a transfer of all or substantially all of the assets of the Company to any person in a single transaction or series of related transactions,

(ii) a reclassification, capital reorganization or other change or exchange of outstanding shares of the Common Stock, or

(iii) any consolidation or merger of the Company with or into another person or entity in which the Company is not the surviving entity (other than a merger which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock)

then, in each case, Holder may convert the unpaid principal amount of this Note into shares of Common Stock immediately prior to such event at the Conversion Price.

In the event that Starcity fails to fund the Note by making a payment of $52,500 to the Company on or before April 1, 2015, the Company’s obligations under this Note shall be terminated, cancelled and relinquished.

On August 21, 2012 the Company entered into a settlement funding agreement with Princeton Research, Inc. and Jan Vandersande (collectively the “PRI Parties”) which obligates the Company to pay the PRI Parties $1,000 a month over thirty months.

NOTE 11. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities as of December 31, 2014.

NOTE 12. STOCK TRANSACTIONS

 On October 1, 2014 the Company Issued 100,000,000 Common Shares in satisfaction of $ 37,500 of indebtedness.

On October 9, 2014 the Company Issued 100,000,000 Common Shares in satisfaction of $35,000 of indebtedness.

On October 31, 2014 the Company Issued 200,000,000 Common Shares in satisfaction of $20,000 of indebtedness.

On December 9, 2014 the Company Issued 100,000,000 Common Shares in satisfaction of $10,000 of indebtedness

On December 29, 2014 the Company Issued 150,000,000 Common Shares in satisfaction of $15,000 of indebtedness

On October 30, 2014 Regen issued 136,000 of its common shares to a member of Regen’s Scientific Advisory Board as consideration for services.

NOTE 13. SUBSEQUENT EVENTS

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

The convertible indebtedness held by the Plaintiff was convertible at Holder’s demand into the common shares of the Company’s stock at a conversion price per share equal to 55% (the “Discount”) of the lowest closing bid price for the Company’s common stock during the 5 trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”); provided that if the closing bid price for the common stock on the date in which the conversion shares are deposited into Holder’s brokerage account and confirmation has been received that Holder may execute trades of the conversion shares ( Clearing Date) is lower than the Closing Bid Price, then the purchase price for the conversion shares would be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price(“Reset”). The Company and the Plaintiff had agreed on a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On February 2, 2015 Plaintiff and the Company entered into a Settlement Agreement and Mutual General Release to fully and finally resolve the aforementioned legal action pursuant to the following terms and conditions:

(c)	Within seven business days of the Company’s transfer agent’s receipt of an appropriate opinion of counsel, the Company shall deliver to Starcity or its designee or assignee (which designation or assignment shall be provided in writing) via DWAC, 103,030,303 of the common shares of the Company , it being the agreement of the parties that such issuance shall constitute full and complete satisfaction of $17,000 due to Starcity by the Company.

(d)	The Company shall deliver to Starcity a non interest bearing Convertible Note in the face amount of $300,000 (“Note”) due and payable April 1, 2016.

The Holder of this Note is entitled, at its option, at any time after 180 days after the date that consideration of $52,500 is paid to the Company to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to the greater of

(iii)	fifty five percent (55%) (the "Discount'') of the lowest closing bid price for the Company's common stock during the five (5) trading days immediately preceding a conversion date, as reported by Bloomberg (the "Closing Bid Price") ("Initial Conversion Price") or
(iv)	$0.0001.

Other than as provided in 5(p) of the Note ), the Holder shall not have the right to convert its debt into shares which, when added to such Holder’s other holdings in the Company stock, shall have caused such Holder to hold more than to hold more than 9.99% of the Company's outstanding common stock. Section 5(p) of the Note states that:

Upon :

(i) a transfer of all or substantially all of the assets of the Company to any person in a single transaction or series of related transactions,

(ii) a reclassification, capital reorganization or other change or exchange of outstanding shares of the Common Stock, or

(iii) any consolidation or merger of the Company with or into another person or entity in which the Company is not the surviving entity (other than a merger which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock)

then, in each case, Holder may convert the unpaid principal amount of this Note into shares of Common Stock immediately prior to such event at the Conversion Price.

In the event that Starcity fails to fund the Note by making a payment of $52,500 to the Company on or before April 1, 2015, the Company’s obligations under this Note shall be terminated, cancelled and relinquished.

On February 6, 2015 Regen Biopharma, Inc. ( “Regen”) issued a $50,000 face value Convertible Promissory Note ( “Note”) dated January 28, 2015 to a Minnesota limited liability company (“Lender”) for consideration of $50,000. The Note becomes due and payable at the demand of the Lender at any time after January 28, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities. Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

On February 6, 2015 Regen Biopharma, Inc. ( “Regen”) issued a $50,000 face value Convertible Promissory Note ( “Note”) dated January 29, 2015 to an individual (“Lender”) for consideration of $50,000. The Note becomes due and payable at the demand of the Lender at any time after January 29, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities. Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

On February 6, 2015 Regen Biopharma, Inc. (“Regen”) issued a $50,000 face value Convertible Promissory Note (“Note”) dated January 22, 2015 to Dunhill Ross Partners, Inc. (“Lender”) for consideration of $50,000. The Note becomes due and payable at the demand of the Lender at any time after January 22 , 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities. Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10Kfor the year ended September 30, 2014. All references to” We”, “Us”,  “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

Material Changes in Financial Condition:

As of December 31, 2014 we had Cash on Hand of $75,608 and as of September 30, 2014 we had Cash on Hand of $ 502.

The increase in Cash on Hand of approximately 14,961 % is primarily attributable to Net Borrowings of $217,321 incurred during the quarter ended December 31, 2014 offset by expended in the operation of the Company’s business during the quarter ended December 31, 2014.

As of December 31, 2014 we had Accrued Interest Receivable of  $493 and as of September 30, 2014 we had Accrued Interest Receivable of  $233.

The increase in of Accrued Interest Receivable of approximately 115% is attributable to interest accrued but unpaid during the quarter ended December 31, 2014 resulting from $10,422 loaned by Regen Biopharma, Inc. to Entest Bio-Medical, Inc.

As of December 31, 2014 we had Available for Sale Securities of $1,000 and as of September 30, 2014 we had Available for Sale Securities of $3,000. The decrease in Available for Sale Securities of approximately 67% is primarily attributable to remeasurement based on unrealized gain.

As of December 31, 2014 we had Notes Payable of $ 479,954 and as of September 30, 2014 we had Notes Payable of $ 379,233.

This increase of approximately 26% is primarily attributable to:

a)	$39,321 lent to the Company by the Company’s Chairman during the quarter ended December 31, 2014
b)	$178,000 lent to the Company by unaffiliated third parties during the quarter ended December 31, 2014

Offset by:

The satisfaction of $117,500 of principal indebtedness through the issuance of the Company’s common stock.

 As of December 31, 2014 we had Bank Overdraft of $0 and as of September 30, 2014 we had Bank Overdraft of $6,137.

The decrease in Bank Overdraft of 100% is attributable to loans made to the Company during the quarter ended December 31, 2014.

As of December 31, 2014 we had Accrued Payroll Taxes of $ 56,394 and as of September 30, 2014 we had Accrued Payroll Taxes $51,117.

This increase of approximately 10% is primarily attributable to the net accrual of $5,277 of payroll taxes payable during the three months ended December 31, 2014.

As of December 31, 2014 we had Accrued Interest of $286,066 and as of September 30, 2014 we had Accrued Interest of $271,495.

This increase of approximately 5.4% is primarily attributable to interest on Notes payable and Convertible Notes payable accrued but unpaid over the three months ended December 31, 2014.

As of December 31, 2104 we had Accrued Rent of $3,371 and as of September 30, 2014 we had Accrued Rent of $0.

The increase in Accrued Rent is attributable to rental expense incurred by Regen Biopharma, Inc. but not paid for the month of December 2014.

As of December 31, 2014 we had Amount Due to Subsidiary Shareholder of $20,000 and as of September 30, 2014 we had Amount Due to Subsidiary Shareholder.

The increase of 100% is attributable to $20,000 received by the company as payment pursuant to an agreement to purchase 266,667 of the Company’s owned common shares of Regen Biopharma,Inc. ( “Purchase Shares”) As of December 31, 2014 the Purchase shares had yet to be transferred to the purchaser.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending December 31, 2014 and -0- for the same quarter ending 2013. Net Losses were $856,892 for the three months ended December 31, 2014. Net Losses were $920,888 for the same quarter ending 2013.The decrease in Net Loss of approximately 7% is primarily attributable to:

(a)	Lower Research and Development Expenses incurred during the quarter ended December 31, 2014 when compared to the quarter ended December 31, 2013
(b)	The recognition of $648,500 of expenses incurred due to Loss on Settlement of Debt through Equity Issuance during the period ending December 31, 2013 as opposed to the recognition of $587,500 of expenses incurred due to Loss on Settlement of Debt through Equity Issuance during the period ending December 31, 2014

Offset by higher General and Administrative, Consulting, Interest, and Rental Expenses incurred during the quarter ended December 31, 2014 when compared to the quarter ended December 31, 2013

Liquidity and Capital Resources

As of December 31, 2014, we had $75,608 cash on hand and current liabilities of $1,712,087   such liabilities consisting primarily of Accounts Payable, Notes Payable, Expenses Accrued but not yet paid, Convertible Notes Payable and Amounts Due to Subsidiary Shareholder.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. We were not party to any material commitments for capital expenditures as of the end of the quarter ended December 31, 2014. Other than what is disclosed in this document, The Company is unaware of any trends, demands or uncertainties that will result in the Company’s liquidity increasing or decreasing in any material way.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October 1, 2014 and ending December 31, 2014, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2014 the Company Issued 100,000,000 Common Shares ( Shares) in satisfaction of $ 37,500 of indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On October 9, 2014 the Company Issued 100,000,000 Common Shares (Shares) in satisfaction of $35,000 of indebtedness.

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

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On December 9, 2014 the Company Issued 100,000,000 Common Shares (“Shares”)in satisfaction of $10,000 of indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On December 29, 2014 the Company Issued 150,000,000 Common Shares (“Shares”) in satisfaction of $15,000 of indebtedness

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On October 30, 2014 Regen Biopharma, Inc. issued 136,000 of its common shares (“Shares”) to a member of Regen Biopharma, Inc.’s Scientific Advisory Board as consideration for services.

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

On April 12, 2013 a complaint (Complaint) was filed in the U.S. District Court Southern District of the State of new York against Bio Matrix Scientific Group, Inc. (“the Company”), the Company’s Chairman and Does 1-50 by Star city Capital, LLC (“Plaintiff”) alleging securities fraud, common law fraud, negligent misrepresentation, breach of fiduciary duties and breach of contract in connection with the issuance of . The Plaintiff is also request declaratory relief from the Court.

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

On February 2, 2015 Plaintiff and the Company entered into a Settlement Agreement and Mutual General Release to fully and finally resolve the aforementioned legal action pursuant to the following terms and conditions:

(e)	Within seven business days of the Company’s transfer agent’s receipt of an appropriate opinion of counsel, the Company shall deliver to Starcity or its designee or assignee (which designation or assignment shall be provided in writing) via DWAC, 103,030,303 of the common shares of the Company , it being the agreement of the parties that such issuance shall constitute full and complete satisfaction of $17,000 due to Starcity by the Company.
(f)	The Company shall deliver to Starcity a non interest bearing Convertible Note in the face amount of $300,000 (“Note”) due and payable April 1, 2016.

The Holder of this Note is entitled, at its option, at any time after 180 days after the date that consideration of $52,500 is paid to the Company to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to the greater of

(v)	fifty five percent (55%) (the "Discount'') of the lowest closing bid price for the Company's common stock during the five (5) trading days immediately preceding a conversion date, as reported by Bloomberg (the "Closing Bid Price") ("Initial Conversion Price") or
(vi)	$0.0001.

Other than as provided in 5(p) of the Note ), the Holder shall not have the right to convert its debt into shares which, when added to such Holder’s other holdings in the Company stock, shall have caused such Holder to hold more than to hold more than 9.99% of the Company's outstanding common stock. Section 5(p) of the Note states that:

Upon :

(i) a transfer of all or substantially all of the assets of the Company to any person in a single transaction or series of related transactions,

(ii) a reclassification, capital reorganization or other change or exchange of outstanding shares of the Common Stock, or

(iii) any consolidation or merger of the Company with or into another person or entity in which the Company is not the surviving entity (other than a merger which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock)

then, in each case, Holder may convert the unpaid principal amount of this Note into shares of Common Stock immediately prior to such event at the Conversion Price.

In the event that Starcity fails to fund the Note by making a payment of $52,500 to the Company on or before April 1, 2015, the Company’s obligations under this Note shall be terminated, cancelled and relinquished.

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes.

A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note.

The foregoing description of the Note is not complete and is qualified in its entirety by reference to the text of the Note , which is attached to this Form 10-Q as Exhibit 10.1 and incorporated by reference.

On February 6, 2015 Regen Biopharma, Inc. ( “Regen”) issued a $50,000 face value Convertible Promissory Note ( “Note”) dated January 28, 2015 to a Minnesota limited liability company (“Lender”) for consideration of $50,000. The Note becomes due and payable at the demand of the Lender at any time after January 28, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities. Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note.

The foregoing description of the Note s not complete and is qualified in its entirety by reference to the text of Form of the Note , which is attached to this Form 10-Q as Exhibit 10.2 and incorporated by reference.

On February 6, 2015 Regen Biopharma, Inc. ( “Regen”) issued a $50,000 face value Convertible Promissory Note ( “Note”) dated January 29, 2015 to an individual (“Lender”) for consideration of $50,000. The Note becomes due and payable at the demand of the Lender at any time after January 29, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities. Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note.

The foregoing description of the Note s not complete and is qualified in its entirety by reference to the text of Form of the Note , which is attached to this Form 10-Q as Exhibit 10.3 and incorporated by reference.

On February 6, 2015 Regen Biopharma, Inc. (“Regen”) issued a $50,000 face value Convertible Promissory Note (“Note”) dated January 22, 2015 to Dunhill Ross Partners, Inc. (“Lender”) for consideration of $50,000. The Note becomes due and payable at the demand of the Lender at any time after January 22 , 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent to a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities. Principal and interest may be prepaid in part or in full by Regen on not less than three Trading Days prior written notice to the Lender.

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note.

The foregoing description of the Note s not complete and is qualified in its entirety by reference to the text of the Note , which is attached to this Form 10-Q Exhibit 10.4 and incorporated by reference.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	StarCity Convertible Note
10.2	Form of Note issued to LLC
10.3	Form of Note issued to Individual investor
10.4	Form of Note issued to Dunhill Ross

SIGNATURES

In accordance with the requirements of the Exchange Act, Bio-Matrix Scientific Group Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: February 10, 2015	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer