Form 10-Q
period 2015-03-31
Bio-Matrix Scientific Group, Inc.
filed 2015-05-13
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California	91942
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

There were 4,032,931,245 shares of Common Stock outstanding as of March 31, 2015.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET
	As of March 31,	As of September 30,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$589,847	$502
Prepaid Expenses	15,000	15,000
Note Receivable	12,051	10,422
Interest Receivable	784	233
Total Current Assets	617,682	26,157

Other Assets
Deposits	4,200	4,200
Available for Sale Securities	2,000	3,000
Total Other Assets	6,200	7,200

TOTAL ASSETS	$623,882	$33,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$156,680	$158,492
Notes Payable	332,186	379,233
Bank Overdraft	0	6,137
Accrued payroll	664,595	587,094
Accrued payroll taxes	45,521	51,117
Accrued Interest	301,952	271,495
Accrued Rent	5,000	—
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	84,733	97,701
Due to Affiliate	0	0
Due to Subsidiary Shareholder	0	—
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,598,667	1,557,269

TOTAL LIABILITIES	$1,598,667	$1,557,269

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($0.0001 par value) 20,000,000 shares authorized; 2,063,821 issued and outstanding as of March 31, 2015 and September 30, 2014	$207	$207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized; 94,852 issued and outstanding as of March 31, 2015 and September 30, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized; 40,000 shares issued and outstanding as of March 31, 2015 and September 30, 2014	4	4
Series B Preferred Shares ($0.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of March 31, 2015 and September 30, 2014 respectively	73	73
Common Stock, ($0.0001 par value) 5,000,000,000 shares authorized, 4,032,931,245 and 3,079,900,942 issued and outstanding as of March 31, 2015 and September 30, 2014 respectively	403,292	307,989
Non Voting Convertible Preferred Stock ($1 par value) 200,000 shares authorized; 0 shares issued and outstanding as of December 31, 2014 and September 30, 2014	0	0
Additional Paid-in Capital	26,789,471	16,510,439
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	12,224,991	22,461,356
Accumulated Other Comprehensive Income (Loss)	(41,334,361)	(41,333,361)
Total Stockholders’ Equity (Deficit) Bio-Matrix Scientific Group, Inc.	(1,406,959)	(1,543,929)
Noncontrolling Interest in subsidiary	432,174	20,017
Total Stockholders' Equity	$(974,785)	$(1,523,912)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$623,882	$33,357

The Accompanying Notes are an Integral Part to These Financial Statements.

BIO MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$—	$—

COST AND EXPENSES
Research and Development	22,969	8,042	25,206	13,867
General and Administrative	336,286	139,251	494,730	326,436
Consulting and Professional Fees	303,666	37,509	386,195	108,003
Rent	15,000	—	26,871	—
Total Costs and Expenses	677,922	184,802	933,003	448,306

OPERATING LOSS	(677,922)	(184,802)	(933,003)	(448,306)

OTHER INCOME & (EXPENSES)
Interest Income	291	—	551	—
Interest Expense	(18,694)	(8,523)	(33,265)	(17,407)
Loss on Settlement of Debt through Equity Issuance below fair value	(249,030)	(336,230)	(836,530)	(984,730)
Loss on Settlement of Debt through Issuance of Common Shares of Regen Biopharma, Inc. below fair value	(8,179,432)	—	(8,179,432)	—
Interest Expense attributable to amortization of discount	(4,032)	—	(4,032)	—
Expense Related to issuance of Convertible Debt to Star City	(247,500)	—	(247,500)	—
Preferred shares of Regen Biopharma, Inc. issued pursuant to contractual obligations	(3,154)	—	(3,154)	—

TOTAL OTHER INCOME (EXPENSE)	(8,701,551)	(344,753)	(9,303,362)	(1,002,137)

NET INCOME (LOSS) before loss attributable to noncontrolling interest in Entest Biomedical, Inc. and equity in subsidiary losses	$(9,379,473)	$(529,555)	$(10,236,365)	$(1,450,443)
(Net Income) Loss attributable to noncontrolling interest in Entest Biomedical, Inc.	0	0	0	0
NET INCOME (LOSS) before equity in subsidiary losses	(9,379,473)	(529,555)	(10,236,365)	(1,450,443)
Equity in Net Income (Loss) of Entest	0	0	0	0
NET INCOME (LOSS)	(9,379,473)	(529,555)	(10,236,365)	(1,450,443))
Less: (Net Income) Loss attributable to noncontrolling interest in Regen Biopharma, Inc.	7,117,519	71,738	7,212,122	78,539
NET INCOME (LOSS) available to common shareholders	(2,261,954)	(457,817)	(3,024,243)	(1,371,904)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.0007)	$(0.0002)	$(0.0008)	$(0.0005)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,172,885,208	2,916,286,718	3,663,947,530	2,737,817,974

The Accompanying Notes are an Integral Part to These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
STATEMENT OF CASH FLOWS

	Six Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(10,236,365)	$(1,450,443)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Stock issued for services rendered by consultants	—	380
Stock issued for interest	—	3,570
Stock issued for expenses	—	48,000
Interest Expense attributable to amortization of discount	4,032	—
Change in other assets and liabilities:
(Increase) decrease in prepaid expenses	—	—
Increase (Decrease) in Accounts Payable	187	4,999
Increase (Decrease) in Accrued Expenses	107,362	(92,111)
Increase (Decrease) in Bank Overdraft	(6,137)	801
(Increase) Decrease in Interest Receivable	(551)	—
Increase(Decrease) in Due to Affiliate	—	(28,117)
(Increase) Decrease in Note Receivable	(1,629)	—
Net Cash Provided by (Used in) Operating Activities	(10,133,101)	(1,512,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in Capital	433,345	300,000
Increase (Decrease) in due to subsidiary shareholder	—	—
Principal borrowings (repayments) on notes and Convertible Debentures	90,453	234,266
Principal borrowings (repayments) on Convertible Debentures	1,182,686	—
Loss on Settlement of Debt through Equity Issuance	9,015,962	984,730
Net Cash Provided by (Used in) Financing Activities	10,722,446	1,518,996

Net Increase (Decrease) in cash	589,345	6,075
Cash at beginning of period	502	116,714

Cash at end of period	$589,847	$122,789

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$37,000	$83,000
Common Shares of Regen Biopharma, Inc. Issued for Debt	$882,686	$—

The Accompanying Notes are an Integral Part to These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

		Quarter ended	Quarter ended
		March 31, 2015	March 31, 2014

	Net Income	(9,379,473)	(529,555)
	Add:
	Unrealized Gains on Securities	1,000	8,000
	Less:
	Unrealized Losses on Securities
	Total Other Comprehensive Income (Loss)	1,000	8,000
	Comprehensive Income	(9,378,473)	(521,555)

		Six Months ended	Six Months ended
		March 31, 2015	March 31, 2014

	Net Income	(10,236,365)	(1,450,433)
	Add:
	Unrealized Gains on Securities		4,000
	Less:
	Unrealized Losses on Securities	(1,000)
	Total Other Comprehensive Income (Loss)	(1,000)	4,000
	Comprehensive Income	(10,237,365)	(1,446,433)

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of March 31, 2015

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

Through its controlled subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials The Company holds 19% of the equity and 71% of the voting power of Regen BioPharma, Inc.

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30 year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, inc., a Delaware corporation, Bio Matrix Scientific Group, Inc, a Nevada corporation and a wholly owned subsidiary (“BMSG”), Regen BioPharma, Inc., a Nevada corporation and controlled subsidiary (Regen) and Entest BioMedical, Inc., (“Entest”), a Nevada corporation which was a majority owned subsidiary up to February 3, 2011.  Significant inter-company transactions have been eliminated.

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

The Company’s financial instruments as of March 31, 2015 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $12,051 .  The fair value of Securities Available for sale as of March 31, 2015 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarter ended March 31, 2015 and the year ended September 30, 2014 respectively.

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

NOTE 3. OPTIONS AND WARRANTS

As of March 31, 2015 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $28,757,048 excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through March 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash.

During the quarter ended March 31, 2015 Regen Biopharma Inc. raised $775,000 through the issuance of convertible debt.

NOTE 5. INCOME TAXES

As of March 31, 2015

Deferred tax assets:
Net operating tax carry forwards	$9,790,526
Other	-0-
Gross deferred tax assets	9,790,526
Valuation allowance	(9,790,526)

Net deferred tax assets	$-0-

As of March 31,  2015 the Company has a  Deferred Tax Asset of  9,796,306 completely attributable to net operating loss carry forwards  of approximately $28,795,664 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $28,757,048   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2015 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $181,636. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of March 31, 2014 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $50. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month,

As of March 31, 2015 Entest Biomedical, Inc. is indebted to Regen in the amount of $12,051. $12,051lent by Regen to Entest Biomedical, Inc .. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

	September 30, 2014	March 31, 2015

Bio Technology Partners Business Trust (Company)	35,000	29,000
Bio Technology Partners Business Trust (Regen)	—	114,000
David R. Koos ( Company)( Note 6)	189,065	181,636
David R. Koos ( Regen)( Note 6)	30,168	50
The Sherman family Trust	125,000	7,500
Total	$379,233	$332,186

Amounts due to the Biotechnology Partners Business Trust. are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

All loans to the Company and Regen made by David R. Koos are due and payable at the demand of Koos and bear simple interest at a rate of 15% per annum.

All amounts due to the Sherman Family Trust bear no interest and are due and payable, in whole or in part, at the option of the holder.

CONVERTIBLE NOTES PAYABLE MARCH 31, 2015

$50,000	Scott Levine
$10,000	Mike and Ofie Weiner
$18,400	Mike and Ofie Weiner
$2,301	Bio Technology Partners Business Trust
$300,000	Star City Capital, LLC
$380,701	Total

$300,000 due and payable to Starcity Capital LLC (“Note”) bears no interest, is payable on April1, 2016 and permits conversion at the Holder’s option into common shares of the Company under the following terms and conditions:

The Holder of the Note is entitled, at its option, at any time after 180 days after March 27, 2015 to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to the greater of

(iii) fifty five percent (55%) (the "Discount'') of the lowest closing bid price for the Company's common stock during the five (5) trading days immediately preceding a conversion date, as reported by Bloomberg (the "Closing Bid Price") ("Initial Conversion Price") or

(iv) $0.0001.

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

other than as provided in (i), (ii) and(ii) above, the Holder shall not have the right to convert its debt into shares which, when added to such Holder’s other holdings in the Company stock, shall have caused such Holder to hold more than 9.99% of the Company’s outstanding common stock.

The issuance of the Note amounted in a beneficial conversion feature of $300,000 which is amortized under the Interest Method over the life of the Note.

The amount by which the instrument’s as converted value exceeds the principal amount as of March 31, 2014 is $366,666..

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

As of September 30, 2014 the unamortized discount on convertible notes outstanding is $0.

As of March 31, 2015 the unamortized discount on convertible notes outstanding is $ 295,968.

CONVERTIBLE NOTES ISSUED BY REGEN BIOPHARMA, INC.

During the quarter ended March 31, 2015 Regen Biopharma, Inc. issued Convertible Notes ( “Notes”) with an aggregate face value of $882,686 . Consideration for these Notes consisted of:

(a)	$775,000 cash and
(b)	Satisfaction of $107,686 of existing indebtedness:

Each Note becomes due and payable at the demand of the Lender at any time after one year subsequent to the issuance date and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

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

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by Regen Biopharma, Inc. by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of Regen Biopharma, Inc. for each share of Common Stock received through conversion.

All Notes were fully converted during the quarter ended March 31, 2015. 31,539,262 common shares of Regen were issued to the Convertible Noteholders in satisfaction of the convertible indebtedness. 31,538,862 of Regen Biopharma, Inc.’s Series A Preferred shares were issued to Noteholders pursuant to the terms and conditions of the Notes.

Regen Biopharma, Inc. analyzed the conversion feature of the Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion features. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Regen Biopharma, Inc.’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

Regen Biopharma, Inc. values the embedded derivative using the Black-Scholes pricing model and an aggregate derivative liability of $2,368,685 was recognized by Regen Biopharma, Inc.. This liability was eliminated prior to the end of Regen Biopharma, Inc.’s second quarter as a result of the full conversion of all Notes prior to the end of Regen Biopharma, Inc.’s second quarter.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2015:

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

Common stock, $ 0.0001 par value; 5,000,000,000 shares authorized: 4,032,931,245 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen Biopharma, Inc. by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of Regen and the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

On March 20, 2015 Regen Biopharma, Inc. agreed to sublease 199 square feet of laboratory space located at 5310 Eastgate Mall, San Diego, CA 92121 from Human BioMolecular Research Institute (“Sublease Agreement”). Pursuant to the terms of the Sublease Agreement Regen Biopharma, Inc. will pay rent of $400 per month to Human BioMolecular Research Institute (“HBRI”) . The term of the sublease shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal.

On March 20, 2015 Regen Biopharma, Inc entered into a Research Agreement with HBRI wherein HBRI agreed to provide a variety of professional, scientific and technical services for the proper conduct of research by Regen Biopharma, Inc. and also to make available certain research equipment to Regen Biopharma, Inc. The term of the agreement shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. As consideration Regen Biopharma, Inc shall pay a monthly fee of $2,700 to HBRI over the term of the agreement.

NOTE 10. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities as of March 31, 2015.

NOTE 11. STOCK TRANSACTIONS

Bio- Matrix Scientific Group, Inc.:

On February 10, 2015 the company issued 103,030,303 Common Shares in satisfaction of $17,000 of convertible indebtedness.

On February 27, 2015 the company issued 200,000,000 Common Shares in satisfaction of $20,000 of convertible indebtedness.

Regen Biopharma, Inc.:

Common Stock:

On February 13, 2015 Regen Biopharma, Inc. issued 9,000,00 of its common shares to David R. Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer, as a Restricted stock Award.

On February 13, 2015 Regen Biopharma, Inc. issued 7,500,00 of its common shares to Todd Caven, Regen Biopharma, Inc.’s Chief Financial Officer, as a Restricted stock Award.

On February 13, 2015 Regen Biopharma, Inc. issued 6,000,000 of its common shares to Thomas Ichim, Regen Biopharma, Inc.’s Chief Scientific Officer and a member of the Board of Directors, as a Restricted stock Award.

On March 6 , 2015 19,932,520 Common Shares were issued in satisfaction of $557,686 of convertible indebtedness and $890 of accrued interest on Convertible Notes.

On March 6, 2015 Regen Biopharma, Inc. issued 500,000 of its common shares with a fair value of $140,000 as consideration for consulting services rendered.

On March 6, 2015 Regen Biopharma, Inc. issued 227,632 of its common shares with a fair value of $ 63,737 to Regen Biopharma, Inc.’s Chief Financial Officer as consideration for consulting services rendered prior to his employment with Regen Biopharma, Inc..

Between March 9, 2015 and March 17, 2015 11,606,742 Common Shares were issued in satisfaction of $325,000 of convertible indebtedness.

Between March 17, 2015 and March 26, 2015 29,753,148 Common Shares were issued in satisfaction of $325,000 of convertible indebtedness.

Series A Preferred Stock:

On March 11, 2015 a stock dividend of 10,395,217 Series A Preferred shares was paid to Regen Biopharma, Inc.’s common shareholders of record as of March 10, 2015. Common shareholders received one share of Series A Preferred Stock for every 10 shares of Regen Biopharma, Inc. common Stock owned as of the Record Date.

On March 17, 2015 Regen Biopharma, Inc. issued 26,181,719 shares of its Series A Preferred Stock in accordance with the terms and conditions of convertible notes issued.

On March 17, 2015 Regen Biopharma, Inc. issued 2,500,000 shares of its Series A Preferred Stock to David R. Koos, Regen Biopharma, Inc.’s Chairman and Chief Executive Officer, as a Restricted Stock Award

On March 17, 2015 Regen Biopharma, Inc. issued 2,500,000 shares of its Series A Preferred Stock to Todd Caven, Regen Biopharma, Inc.’s Chief Financial Officer, as a Restricted Stock Award

On March 17, 2015 Regen Biopharma, Inc. issued 2,500,000 shares of its Series A Preferred Stock to Thomas Ichim, Regen Biopharma, Inc.’s Chief Scientific Officer, as a Restricted Stock Award

On March 17, 2015 Regen Biopharma, Inc. issued 1,000,000 shares of its Series A Preferred Stock to Thomas Ichim, Regen Biopharma, Inc.’s Chief Scientific Officer, as partial consideration for the sale to Regen Biopharma, Inc. by Ichim of all right, title, and interest in and to the certain invention (hereinafter “Invention”) entitled “Gene Silencing of the Brother of the Regulator of Imprinted Sites” for which a U.S. Patent Number, 8,263,571, issued by the United States Patent and Trademark Office on September 11, 2011.

On March 17, 2015 Regen Biopharma, Inc. issued 2,500,000 shares of its Series A Preferred Stock to an employee as a Restricted Stock Award.

On March 17, 2015 Regen Biopharma, Inc. issued 4,200,000 shares of its Series A Preferred Stock to consultants for services.

Series AA Preferred Stock:

On February 13, 2015 Regen Biopharma, Inc. issued 10,000 shares of its Series AA Preferred Stock to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $2,000 of indebtedness owed by Regen Biopharma, Inc. to BMSN.

On March 23, 2015 Regen Biopharma, Inc. issued 20,000 shares of its Series AA Preferred Stock to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $4,000 of indebtedness owed by Regen Biopharma, Inc. to BMSN.

NOTE 12. SUBSEQUENT EVENTS

Bio-Matrix Scientific Group, Inc.

On April 13, 2015 the Company issued 50,000 common shares in consideration of $5,000 of principal indebtedness

On April 13, 2015 the Company issued 150,000 common shares in consideration of $15,000 of principal indebtedness.

Regen Biopharma, Inc.

On April 6, 2015 Regen Biopharma, Inc. (“Regen”) issued a $40,000 face value Convertible Promissory Note ( “Note”) to joint individual investors (“Lender”) for consideration of $40,000. The Note becomes due and payable at the demand of the Lender at any time after March 6, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent the lower of (1) a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities.

Or

(2) $0.03 per share

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

On April 14, 2015 1,428,571 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note.

On April 14, 2015 Regen issued 1,428,571 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10Kfor the year ended September 30, 2014. All references to” We”, “Us”, “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.. All references to “Regen” refers to the Company’s controlled subsidiary Regen Biopharma, Inc.

Material Changes in Financial Condition:

As of March 31, 2015 we had Cash on Hand of $589,847 and as of September 30, 2014 we had Cash on Hand of $ 502.

The increase in Cash on Hand of 117,399.40%is primarily attributable to :

$18,821 in net borrowings from the Company’s Chief Executive Officer over the course of the six months ended March 31, 2015

$178,000 in borrowings from third party lenders over the course of the six months ended March 31, 2015

Payment by Starcity Capital LLC of $52,500 as consideration for that $300,000 convertible promissory note issued to Starcity Capital LLC during the three months ended March 31, 2015

$70,000 received by the Company as a result of slae by the Company of the Company’s owned common stock of Regen Biopharma, Inc. during the six months ended march 31, 2015.

Offset by funds expended in the operation of the Company’s business during the six months ended March 31, 2015.

As of March 31, 2015, we had Notes Receivable of $ 12,051 and as of September 30, 2014 we had Notes Receivable of $10,422 .

The increase in Notes Receivable of approximately 16 % is attributable to overpayment of $1,629 of rental charges to Entest Biomedical, Inc. by Regen Biopharma, Inc. which the parties have agreed shall be due and payable to the Regen Biopharma, Inc. by Entest Biomedical, Inc and which shall bear simple interest at 10% per annum.

As of March 31, 2015 we had Accrued Interest Receivable of $784 and as of September 30, 2014 we had Accrued Interest Receivable of $233.

The increase in of Accrued Interest Receivable of approximately 236% is attributable to interest accrued but unpaid during the six months ended March 31 , 2015 resulting from amounts due to Regen Biopharma, Inc by Entest Bio-Medical, Inc.

As of March 31, 2015 we had Available for Sale Securities of $2,000 and as of September 30, 2014 we had Available for Sale Securities of $3,000. The decrease in Available for Sale Securities of approximately 33% is primarily attributable to remeasurement based on unrealized loss.

As of March 31, 2015 we had Bank Overdraft of $0 and as of September 30, 2014 we had Bank Overdraft of $6,137.

The decrease in Bank Overdraft of 100% is attributable to loans made to the Company during the quarter ended December 31, 2014.

As of March 31,2015 we had Notes Payable of $332,186 and as of September 30, 2014 we had Notes Payable of $379,233.

The decrease in Notes payable of approximately 12.5% is primarily attributable to:

$105,768 of principal indebtedness of Regen Biopharma, Inc. satisfied through the issuance of convertible notes by Regen Biopharma, Inc to the creditors during the three months ended March 31, 2015.

$20,000 of principal indebtedness of the Company satisfied through the issuance of 200,000,000 Common Shares of the Company during the three months ended March 31, 2015.

Offset by:

$18,821 in net borrowings from the Company’s Chief Executive Officer over the course of the six months ended March 31, 2015

$178,000 in borrowings from third party lenders over the course of the six months ended March 31, 2015

As of March 15, 2015 we had Convertible Notes Payable Net of Unamortized Discount of $84,733 and as of September 30, 2014 we had Convertible Notes Payable Net of Unamortized Discount of $97,701.

The decrease in Convertible Notes Payable Net of Unamortized Discount of approximately 13.2 5 is attributable to:

The issuance of the Company during the quarter ended march 31, 2015 of 103, 030,303 Common Shares in satisfaction of $17,000 of convertible indebtedness.

Offset by:

The issuance by the Company of a $300,000 convertible note during the quarter ended March 31, 2015 on which the unamortized discount as of March 31, 2015 is $ 295,968

As of March 31,2015 we had Accrued Payroll of $664,595 and as of September 30, 2014 we had Accrued Payroll of $587,084.

The increase in Accrued Payroll of approximately 13.2% is primarily attributable to:

The addition of $35,000 of salaries accrued but unpaid due to David Koos, the Company’s Chief Executive Officer, during the three months ended December 31, 2014

The addition of $50,000 of salaries accrued but unpaid due to David Koos, the Company’s Chief Executive Officer, during the three months ended March 31, 2015

$6,750 of salary accrued during the quarter ended March 31, 2015 but not yet paid due to the s Chief Financial Officer of Regen Biopharma, Inc. and $751 of salary accrued during the quarter ended March 31, 2015 but not yet paid due to an employee of Regen Biopharma, Inc.

Offset by:

The payment of $15,000 of salary previously accrued to Thomas Ichim, the Chief Scientific Officer of Regen Biopharma, Inc. , during the three months ended December 31, 2014

As of March 31,2015 we had Accrued Payroll Taxes of $45,521 and as of September 30, 2014 we had Accrued Payroll Taxes of $51,117.

The decrease in Accrued Payroll Taxes of approximately 11% is attributable to payment by the Company of employer tax obligations incurred in prior periods.

As of March 31, 2015 we had Accrued Interest of $301,952 and as of September 30, 2014 we had Accrued Interest of $271,495.

This increase of approximately 11.2% is primarily attributable to interest on Notes payable and Convertible Notes payable accrued but unpaid over the six months ended March 31, 2015.

As of March 31, 2105 we had Accrued Rent of $5,000 and as of September 30, 2014 we had Accrued Rent of $0.

The increase in Accrued Rent is attributable to rental expense incurred but not paid by Regen Biopharma, Inc. for the month of March 2015.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending March 31, 2015 and -0- for the same quarter ending 2014. Net Losses were $9,379,473 for the three months ended March 31, 2015. Net Losses were $529,555 for the same quarter ending 2014.The increase in Net Loss of approximately 1671% is primarily attributable to the recognition of $8,428,462 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of securities in satisfactions of debt and recognition of $247,500 of expense recognized in connection with the issuance of a $300,000 convertible note pursuant to a legal settlement..

Revenues were -0- for the six months ending March 31, 2015 and -0- for the same period ending 2014. Net Losses were $10,236,365 for the six months ended March 31, 2015. Net Losses were $1,450,443 for the same period ending 2014. The increase in Net Loss of approximately 605.7 % is primarily attributable to the recognition of $9,015,962 of expenses recognized during the six months ended March 31, 2015 resulting from the issuance for less than fair value of securities in satisfactions of debt and recognition of $247,500 of expense recognized in connection with the issuance of a $300,000 convertible note pursuant to a legal settlement.

Liquidity and Capital Resources

As of March 31, 2015 we had $589,847 cash on hand and current liabilities of $1,598,667 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the quarter ended March 31, 2015 Regen Biopharma, Inc. raised $775,000 through the issuance of convertible debt

As of March 31, 2015 the Company was not party to any binding agreements which would commit the Company to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2015 and ending March 31, 2015, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Bio- Matrix Scientific Group, Inc.:

On February 10, 2015 the company issued 103, 030,303 Common Shares (“Shares”) in satisfaction of $17,000 of convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On February 27, 2015 the company issued 200,000,000 Common Shares (“Shares”) in satisfaction of $20,000 of convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On April 13, 2015 the Company issued 50,000 Common Shares ( “Shares’) in consideration of $5,000 of principal indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

On April 13, 2015 the Company issued 150,000 Common Shares(“Shares”) in consideration of $15,000 of principal indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares

Regen Biopharma, Inc.

CONVERTIBLE NOTES:

During the quarter ended March 31, 2015 Regen issued Convertible Notes ( “Notes”) with an aggregate face value of $882,686 . Consideration for these Notes consisted of:

(a) $775,000 cash and

(b) Satisfaction of $107,686 of existing indebtedness:

Each Note becomes due and payable at the demand of the Lender at any time after one year subsequent to the issuance date and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

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

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shall remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by the Company by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of the Company for each share of Common Stock received through conversion.

All Notes were fully converted during the quarter ended March 31, 2015. 31,539,262 common shares of Regen were issued to the Convertible Noteholders in satisfaction of the convertible indebtedness. 31,538,862 of the Company’s Series A Preferred shares were issued to Noteholders pursuant to the terms and conditions of the Notes

The Notes were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Notes were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Notes. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes. A legend was placed on the Notes stating that the Notes have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Notes.

Cash proceeds received from all the aforementioned Notes will be utilized by Regen for general corporate purposes.

On April 6, 2015 Regen issued a $40,000 face value Convertible Promissory Note ( “Note”) to joint individual investors (“Lender”) for consideration of $40,000. The Note becomes due and payable at the demand of the Lender at any time after March 6, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

All or part of the principal and accrued but unpaid interest is convertible at any time at the demand of the Lender into the Common Shares of Regen at a price per share ( “Conversion Price”) equivalent the lower of (1) a 65% discount to the lowest Trading Price (as defined below) for the Common Shares during the thirty (30) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Shares are tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Shares are then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities.

Or

(2) $0.03 per share

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

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note. Cash proceeds received from the Note will be utilized by Regen for general corporate purposes. On April 14, 2015 1,428,571 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note. On April 14, 2015 the Company issued 1,428,571 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note.

Common Shares:

On February 13, 2015 Regen issued 9,000,000 of its Common Shares (“Shares”) to David R. Koos, Regen’s Chairman and Chief Executive Officer, as a Restricted stock Award.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On February 13, 2015 Regen issued 7,500,000 of its Common Shares (“Shares”) to Todd Caven, Regen’s Chief Financial Officer, as a Restricted stock Award.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On February 13, 2015 Regen issued 6,000,000 of its Common Shares (“Shares”) to Thomas Ichim, Regen’s Chief Scientific Officer and a member of the Board of Directors, as a Restricted stock Award.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 6 , 2015 19,932,520 Common Shares (“Shares”) were issued in satisfaction of $557,686 of convertible indebtedness and $890 of accrued interest on Convertible Notes.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 6, 2015 Regen issued 500,000 of its Common Shares (“Shares”) with a fair value of $140,000 as consideration for consulting services rendered.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 6, 2015 Regen issued 227,632 of its Common Shares (“Shares”) with a fair value of $ 63,737 to Regen’s Chief Financial Officer as consideration for consulting services rendered prior to his employment with Regen.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Between March 9, 2015 and March 26, 2015 11,606,742 Common Shares (“Shares”) were issued in satisfaction of $325,000 of convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On April 14, 2015 1,428,571 Common Shares (“Shares”) of Regen were issued in satisfaction of $40,000 of convertible indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Series A Preferred Stock:

On March 17, 2015 Regen issued 26,181,719 shares of its Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of convertible notes issued.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 Regen issued 2,500,000 shares of its Series A Preferred Stock (“Shares”) to David R. Koos, Regen’s Chairman and Chief Executive Officer, as a Restricted Stock Award

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 Regen issued 2,500,000 shares of its Series A Preferred Stock (“Shares”) to Todd Caven, Regen’s Chief Financial Officer, as a Restricted Stock Award

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 Regen issued 2,500,000 shares of its Series A Preferred Stock (“Shares”) to Thomas Ichim, Regen’s Chief Scientific Officer, as a Restricted Stock Award

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 Regen issued 1,000,000 shares of its Series A Preferred Stock (“Shares”) to Thomas Ichim, Regen’s Chief Scientific Officer, as partial consideration for the sale to Regen by Ichim of all right, title, and interest in and to the certain invention (hereinafter “Invention”) entitled “Gene Silencing of the Brother of the Regulator of Imprinted Sites” for which a U.S. Patent Number, 8,263,571, issued by the United States Patent and Trademark Office on September 11, 2011.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 Regen issued 2,500,000 shares of its Series A Preferred Stock (“Shares”) to an employee as a Restricted Stock Award.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On March 17, 2015 Regen issued 4,200,000 shares of its Series A Preferred Stock (“Shares”) to consultants for services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On April 14, 2015 Regen issued 1,428,571 shares of its Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of a convertible note.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Series AA Preferred Stock:

On February 13, 2015 Regen issued 10,000 shares of its Series AA Preferred Stock (“Shares”) to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $2,000 of indebtedness owed by Regen to BMSN.

On March 23, 2015 Regen issued 20,000 shares of its Series AA Preferred Stock (“Shares”) to Bio Matrix Scientific Group, Inc. (“BMSN”) in satisfaction of $4,000 of indebtedness owed by Regen to BMSN.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Regen Convertible Note

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: May 11, 2015	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer