Form 10-Q
period 2015-06-30
Bio-Matrix Scientific Group, Inc.
filed 2015-08-11
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission File Number 0-32201

BIO-MATRIX SCIENTIFIC GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0824714
(State of Incorporation)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California	91942
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

There were 4,232,931,245 shares of Common Stock outstanding as of June 30, 2015.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of June 30, 2015	As of September 30, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	230,904	502
Prepaid Expenses	21,289	15,000
Note Receivable	12,051	10,422
Interest Receivable	1,081	233
Total Current Assets	265,325	26,157

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	3,000	3,000
Total Other Assets	7,200	7,200

TOTAL ASSETS	272,525	33,357

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	143,663	158,492
Notes Payable	251,836	379,233
Bank Overdraft	0	6,137
Accrued Payroll	682,595	587,094
Accrued Payroll Taxes	49,237	51,117
Accrued Interest	313,678	271,495
Accrued Rent	5,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	158,120	97,701
Due to Affiliate	0	0
Due to Subsidiary Shareholder	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,610,129	1,557,269

Total Liabilities		1,557,269

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2063821 issues and outstanding as of June 30 2015 and September 30, 2014	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of June 30, 2015 and September 30, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized40,000 shares issued and outstanding as of June 30, 2015 and September 30, 2014	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of September 30, 2014 and June 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized; 4,232,931,345 and 3,079,900,942 issued and outstanding as of June 30, 2015 and September 30 , 2014 respectively	423,292	307,989
Non Voting Converible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of June 30, 2015 and September 30, 2014	0	0
Additional Paid in capital	28,451,806	16,510,439
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	10,395,818	22,461,356
Accumulated Other Comprehensive Income (Loss)	(41,333,361)	(41,333,361)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,552,797)	(1,543,929)
Noncontrolling Interest in subsidiary	215,193	20,017
Total Stockholders' Equity	(1,337,604)	(1,523,912)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	272,525	33,357

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months ended June 30,2015	Three Months ended June 30, 2014	Nine Months ended June 30, 2015	Nine Months ended June 30, 2014

REVENUES	0	0	0	0
COST AND EXPENSES
Research and Development	68,081	0	93,287	13,867
General and Administrative	494,963	132,975	989,693	459,411
Consulting and Professional Fees	87,367	39,995	473,562	147,998
Rent	16,200	0	43,071
Total Costs and Expenses	666,611	172,970	1,599,614	621,276

OPERATING LOSS	(666,611)	(172,970)	(1,599,614)	(621,276)

OTHER INCOME & (EXPENSES)
Interest Income	297	14	848	14
Interest Expense	(11,726)	(8,981)	(44,991)	(26,388)
Other Income	0	490		490
Loss on Settlement of Debt through Equity Issuance below Fair value	(140,000)		(976,530)	(984,730)
Loss on Settlement of Debt through Issuance of Common Shares of Regen Biopharma, Inc. below fair value	(937,425)		(9,116,857)

Interest Expense attributable to amortization of discount	(73,387)		(77,419)
Expense Related to issuance of Convertible Debt to Star City	0		(247,500)

Preferred Shares of Regen Biopharma, Inc. issued pursuant to contractual obligations	(321)		(3,475)
Other Expenses		(65,000)		(65,000)
Total Other Income & (Expense)	(1,162,562)	(73,477)	(10,465,924)	(1,075,614)

NET INCOME (LOSS)	(1,829,173)	(246,447)	(12,065,538)	(1,696,890)

NET INCOME (LOSS) before equity in subsidiary losses	(1,829,173)	(246,447)	(12,065,538)	(1,696,890)

NET INCOME (LOSS)	(1,829,173)	(246,447)	(12,065,538)	(1,696,890)

Less: (Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	1,274,739	63,388	8,486,861	144,927

NET INCOME (LOSS) available to common shareholders	(554,434)	(183,059)	(3,578,677)	(1,551,963)

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$(0.0001)	$(0.0001)	$(0.0009)	$(0.0006)
Weighted average number of shares outstanding	4,160,041,891	2,951,045,145	3,817,242,852	2,819,220,513

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(12,065,538)	(1,696,890)
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:		380
Stock issued for services rendered by consultants		3,570
Stock issued for interest
Stock issued for expenses		48,000
Interest Expense attributable to amortization of discount	77,419

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(6,289)
Increase (Decrease) in Accounts Payable	(14,830)	5,902
Increase (Decrease) in Accrued Expenses	140,804	(37,581)
Increase (Decrease) in bank Overdraft	(6,137)
(Increase) Decrease in Interest Receivable	(848)	(14)
Increase (Decrease) in Due to Affiliate		(34,895)
(Increase) Decrease in Note Recievable	(1,629)	(2,222)

Net Cash Provided by (Used in) Operating
Activities	(11,877,048)	(1,713,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in Capital	681,274	300,000
Increase ( Decrease) in due to shareholder	0	100,000
Principal borrowings (repayments) on notes and
Convertible Debentures	60,103	246,360
Principal borrowings ( repayments) on Convertible Debentures	1,272,686
(Increase) Decrease in Deferred Financing Costs		65000
Loss on Settlement of Debt through Equity Issuance	10,093,387	984,730

Net Cash Provided by (Used in) Financing
Activities	12,107,450	1,696,090

Net Increase (Decrease) in Cash	230,402	(17,660)

Cash at Beginning of Period	502	116,714

Cash at End of Period	230,904	99,054

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$157,500	$83,000
Common Shares of Regen Biopharma, inc. Issued for Debt	$972,686

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended June 30, 2015	Quarter ended June 30, 2014	Nine Months ended June 30, 2015	Nine Months ended June 30, 2014

Net Income	$(1,829,173)	$(246,447)	$(12,065,538)	$(1,696,890)
Add:
Unrealized Gains on Securities	1,000	(6,000)	0
Less:
Unrealized Losses on Securities			0	(2,000)
Total Other Comprehensive Income (Loss)	1,000	(6,000)	0	(2,000)
Comprehensive Income	$(1,828,173)	$(252,447)	$(12,065,538)	$(1,698,890)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of June 30, 2015

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

Through its controlled subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials The Company holds 18.3% of the equity and 70% of the voting power of Regen BioPharma, Inc.

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

The Company’s financial instruments as of June 30, 2015 consisted of Securities Available for Sale consisting of 10,000,000 shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $12,051 .  The fair value of Securities Available for sale as of June 30, 2015 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarter ended June 30, 2015 and the year ended September 30, 2014 respectively.

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

NOTE 3. OPTIONS AND WARRANTS

As of June 30, 2015 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $30,586,221 excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through June 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash.

During the quarter ended March 31, 2015 Regen Biopharma Inc. raised $775,000 through the issuance of convertible debt.

During the quarter ended June 30, 2015 Regen Biopharma Inc. raised $90,000 through the issuance of convertible debt.

NOTE 5. INCOME TAXES

As of June 30, 2015

Deferred tax assets:
Net operating tax carry forwards	$10,412,444
Other	-0-
Gross deferred tax assets	10,412, 444
Valuation allowance	(10,412,444)

Net deferred tax assets	$-0-

As of June 30,  2015 the Company has a  Deferred Tax Asset of  10,412,444 completely attributable to net operating loss carry forwards  of approximately $30,624,837 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $30,586,221   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2015 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $151,286. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of June 30, 2015 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $50. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month,

As of June 30, 2015 Entest Biomedical, Inc. is indebted to Regen in the amount of $12,051. $12,051lent by Regen to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

	September 30, 2014	June 30, 2015

Bio Technology Partners Business Trust (Company)	35,000	14,000
Bio Technology Partners Business Trust (Regen)	—	84,000
David R. Koos ( Company)( Note 6)	189,065	151,286
David R. Koos ( Regen)( Note 6)	30,168	50
The Sherman family Trust	125,000	2,500
Total	$379,233	$251,836

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

CONVERTIBLE NOTES PAYABLE JUNE 30, 2015

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

The amount by which the instrument’s as converted value exceeds the principal amount as of June 30, 2015 is $245,454.

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

As of June 30, 2015 the unamortized discount on convertible notes outstanding is $ 222,581.

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

During the quarter ended June 30, 2015 the Regen Biopharma, Inc. issued Convertible Notes ( “Notes”) with an aggregate face value of $90,000 . Consideration for these Notes consisted of $90,000.

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

During the quarter ended June 30, 2015 the Regen issued 3,214,285 of its common shares in satisfaction of the abovementioned convertible notes and 3,214,285 shares of its Series A Preferred stock in accordance with the terms and conditions of abovementioned convertible notes.

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

Regen values the embedded derivative using the Black-Scholes pricing model and an aggregate derivative liability of $350,666 was recognized by the Company in connection with $90,000 of convertible notes payable issued during the quarter ended June 30, 2015. This liability was eliminated prior to the end of Regen’s third quarter as a result of the full conversion of these convertible noted prior to the end of Regen’s third quarter.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2015:

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

Common stock, $ 0.0001 par value; 5,000,000,000 shares authorized: 4,232,931,245 shares issued and outstanding.

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

On March 20, 2015 Regen Biopharma, Inc. agreed to sublease 199 square feet of laboratory space located at 5310 Eastgate Mall, San Diego, CA 92121 from Human BioMolecular Research Institute (“Sublease Agreement”). Pursuant to the terms of the Sublease Agreement Regen Biopharma, Inc. will pay rent of $400 per month to Human BioMolecular Research Institute (“HBRI”) .. The term of the sublease shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. Regen Biopharma, Inc. terminated its sublease with Human BioMolecular Research Institute

On March 20, 2015 Regen Biopharma, Inc entered into a Research Agreement with HBRI wherein HBRI agreed to provide a variety of professional, scientific and technical services for the proper conduct of research by Regen Biopharma, Inc. and also to make available certain research equipment to Regen Biopharma, Inc. The term of the agreement shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. As consideration Regen Biopharma, Inc shall pay a monthly fee of $2,700 to HBRI over the term of the agreement. Regen Biopharma, Inc. terminated the aforementioned agreement with Human BioMolecular Research Institute

NOTE 10. INVESTMENT SECURITIES

As of the quarter ending June 30, 2012 the Company reclassified 10,000,000 common shares of Entest (“Entest Shares”) as Securities Available for Sale from Securities Accounted for under the Equity Method. The Entest Shares are the Company’s sole Investment Securities as of June 30, 2015.

NOTE 11. STOCK TRANSACTIONS

Bio- Matrix Scientific Group, Inc.:

On April 13, 2015 the company issued 200,000,000 Common Shares in satisfaction of $20,000 of indebtedness.

Regen Biopharma, Inc.:

Common Stock

On April 14, 2015 Regen Biopharma, Inc. issued 1,428, 571 of its common shares in satisfaction of $40,000 of convertible indebtedness.

On May 12, 2015 Regen Biopharma, Inc. issued 500,000 of its common shares in satisfaction of $15,000 of indebtedness.

On May 18, 2015 Regen Biopharma, Inc. issued 500,000 of its common shares in satisfaction of $15,000 of indebtedness.

On May 19, 2015 Regen Biopharma, Inc. issued 1,785,714 of its common shares in satisfaction of $50,000 of convertible indebtedness.

Series A Preferred Stock

On April 14, 2015 Regen Biopharma, Inc. issued 1,428, 571 of its shares of Series A Preferred Stock in accordance with the terms and conditions of a $40,000 face value convertible note issued by Regen Biopharma, Inc..

On May 19, 2015 Regen Biopharma, Inc. issued 200,000 of its shares of Series A Preferred Stock as consideration for services rendered by nonemployees.

On May 19, 2015 Regen Biopharma, Inc. issued 1,785,714 of its shares of Series A Preferred Stock in accordance with the terms and conditions of a $50,000 face value convertible note issued by Regen Biopharma, Inc..

NOTE 12. SUBSEQUENT EVENTS

On July 1, 2015 Regen Biopharma, Inc. issued 412,242 of its shares of common stock as consideration for services rendered by a nonemployee.

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

Material Changes in Financial Condition:

As of June 30, 2015 we had Cash on Hand of $230,904 and as of September 30, 2014 we had Cash on Hand of $ 502.

The increase in Cash on Hand of approximately 45,897% is primarily attributable to :

$18,521 lent to Bio Matrix Scientific Group, Inc. by David Koos, the Company’s Chairman and Chief Executive Officer during the nine months ended June 30, 2015

$14,000 lent to Bio Matrix Scientific Group, Inc. by third party lenders during the nine months ended June 30, 2015.

Payment by Starcity Capital LLC of $52,500 as consideration for that $300,000 convertible promissory note issued to Starcity Capital LLC during the three months ended March 31, 2015

$70,000 received by the Company as a result of sale by Bio Matrix Scientific Group, Inc of Bio Matrix Scientific Group, Inc.’s owned common stock of Regen Biopharma, Inc. during the six months ended March 31, 2015

$25,650 lent to Regen Biopharma, Inc. by David Koos, the Company’s Chairman and Chief Executive Officer during the nine months ended June 30, 2015

$164, 000 lent to Regen Biopharma, Inc. by a third party lender during the six months ended March 31, 2015

775,000 paid to Regen Biopharma, Inc. as a result of issuance of convertible notes during the six months ended March 31, 2015

$90,000 paid to Regen Biopharma, Inc as a result of issuance of convertible notes during the three months ended June 30, 2015

Offset by:

$56,300 of principal indebtedness repaid to the Company’s Chairman and Chief Executive Officer by Bio Matrix Scientific Group, Inc. during the nine months ended June 30, 2015and and funds expended in the operation of the Company’s business during the nine months ended June 30, 2015.

As of June 30, 2015 we had Prepaid Expenses of $21,289 and as of September 30, 2014 we had Prepaid Expenses of $15,000.

The increase in Prepaid Expenses of approximately 41% is primarily attributable to:

$5,000 in salary prepaid to Regen Biopharma, Inc.’s Chief Scientific Officer

$1,289 prepaid to an employee of Regen Biopharma, Inc.

As of June 30, 2015, we had Notes Receivable of $ 12,051 and as of September 30, 2014 we had Notes Receivable of $10,422 .

The increase in Notes Receivable of approximately 16 % is attributable to overpayment of $1,629 of rental charges to Entest Biomedical, Inc. by Regen Biopharma, Inc. which the parties have agreed shall be due and payable to Regen Biopharma, Inc by Entest Biomedical, Inc and which shall bear simple interest at 10% per annum.

As of June 30, 2015 we had Accrued Interest Receivable of $1,081 and as of September 30, 2014 we had Accrued Interest Receivable of $233.

The increase in of Accrued Interest Receivable of approximately 364% is attributable to interest accrued but unpaid during the nine months ended June 30 , 2015 resulting from amounts due to Regen Biopharma, Inc. by Entest Bio-Medical, Inc.

As of June 30, 2015 we had Bank Overdraft of $0 and as of September 30, 2014 we had Bank Overdraft of $6,137.

The decrease in Bank Overdraft of 100% is attributable to loans made to Regen Biopharma, Inc. during the quarter ended December 31, 2014.

As of June 30, 2015 we had Accounts Payable of $143,663 and as of September 30, 2014 we had Accounts Payable of 158,492.

The Decrease in Accounts Payable of approximately 9% is primarily attributable to the payment of outstanding obligations of the Company in the course of business.

As of June 30, 2015 we had Notes Payable of $251,836 and as of September 30, 2014 we had Notes Payable of $379,233.

The decrease in Notes Payable of approximately 34% is primarily attributable to:

$105,768 of principal indebtedness of Regen Biopharma, Inc. satisfied through the issuance of convertible notes by Regen Biopharma, Inc to the creditors during the three months ended March 31, 2015.

$157, 500 of principal indebtedness of Bio Matrix Scientific Group, Inc. satisfied through the issuance of common shares of Bio Matrix Scientific Group, Inc during the nine months ended June 30, 2015.

$30,000 of principal indebtedness of Regen Biopharma, Inc. satisfied through the issuance of common shares of of common shares of Regen Biopharma, Inc. during the three months ended June 30, 2015.

$56,300 of principal indebtedness repaid to the Company’s Chairman and Chief Executive Officer by Bio Matrix Scientific Group, Inc. during the nine months ended June 30, 2015.

Offset by:

$18,521 lent to Bio Matrix Scientific Group, Inc. by David Koos, the Company’s Chairman and Chief Executive Officer during the nine months ended June 30, 2015

$14,000 lent to Bio Matrix Scientific Group, Inc. by third party lenders during the nine months ended June 30, 2015.

$25,650 lent to Regen Biopharma, Inc. by David Koos, the Company’s Chairman and Chief Executive Officer during the nine months ended June 30, 2015

$164, 000 lent to Regen Biopharma, Inc. by a third party lender during the six months ended March 31, 2015.

As of June 30, 2015 we had Convertible Notes Payable Net of Unamortized Discount of $158,120 and as of September 30, 2014 we had Convertible Notes Payable Net of Unamortized Discount of $97,701.

The increase in Convertible Notes Payable Net of Unamortized Discount of approximately 61% is attributable to:

The issuance by Bio Matrix Scientific Group, Inc of a $300,000 convertible note during the quarter ended March 31, 2015 on which the unamortized discount as of June 30, 2015 is 222, 581.

Offset by:

The issuance by Bio Matrix Scientific Group, Inc during the quarter ended March 31, 2015 of 103,030,303 of its common shares in satisfaction of $17,000 of convertible indebtedness.

As of June 30, 2015 we had Accrued Payroll of $682,595 and as of September 30, 2014 we had Accrued Payroll of $587,094.

The increase in Accrued Payroll of approximately 16.2% is primarily attributable to:

The addition of $35,000 of salaries accrued but unpaid due to David Koos, the Company’s Chief Executive Officer, during the three months ended December 31, 2014

The addition of $50,000 of salaries accrued but unpaid due to David Koos, the Company’s Chief Executive Officer, during the three months ended March 31, 2015

The addition of $15,000 of salaries accrued but unpaid due to David Koos, the Company’s Chief Executive Officer, during the three months ended June 30, 2015

$6,750 of salary accrued during the quarter ended March 31, 2015 but not yet paid due to the Chief Financial Officer of Regen Biopharma, Inc. and $751 of salary accrued during the quarter ended March 31, 2015 but not yet paid due to an employee of Regen Biopharma, Inc.

$3,000 of salary accrued during the quarter ended June 30, 2015 but not yet paid due to an employee of Regen Biopharma, Inc.

Offset by:

The payment of $15,000 of salary previously accrued to Thomas Ichim, the Chief Scientific Officer of Regen Biopharma, Inc., during the three months ended December 31, 2014.

As of June 30, 2015 we had Accrued Interest of $313,678 and as of September 30, 2014 we had Accrued Interest of $271,495.

This increase of approximately 15.5% is primarily attributable to interest on Notes payable and Convertible Notes payable accrued but unpaid over the nine months ended June 30, 2015.

As of June 30, 2105 we had Accrued Rent of $5,000 and as of September 30, 2014 we had Accrued Rent of $0.

The increase in Accrued Rent is attributable to rental expense incurred but not paid by Regen Biopharma, Inc. for the month of June 2015.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending June 30, 2015 and -0- for the same quarter ending 2014. Net Losses were $1,829,173 for the three months ended June 30, 2015. Net Losses were $246,447 for the same quarter ending 2014.

The increase in Net Loss of approximately 642% is primarily attributable to the recognition of $1,077,425 of expenses recognized during the quarter ended June 30, 2015 resulting from the issuance for less than fair value of securities in satisfactions of debt and the recognition of $73,387 of interest expense attributable to amortization of discount of beneficial conversion feature recognized on convertible notes issued during the three months ended June 30, 2015.

Revenues were -0- for the nine months ending June 30, 2015 and -0- for the same period ending 2014. Net Losses were $12,065,538 for the nine months ended June 30, 2015. Net Losses were $1,696,890 for the same quarter ending 2014.

The increase in Net Loss of approximately 611% is primarily attributable to the recognition of $10,093,387 of expenses recognized during the nine months ended June 30, 2015 resulting from the issuance for less than fair value of securities in satisfactions of debt, recognition of $247,500 of expense recognized in connection with the issuance of a $300,000 convertible note pursuant to a legal settlement during the three months ended March 31, 2015, and the recognition of $77,419 of interest expense attributable to amortization of discount of beneficial conversion feature recognized on convertible notes issued during the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015 we had $230,904 cash on hand and current liabilities of $1,610,129 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the nine months ended June 30, 2015 Regen Biopharma, Inc. raised $865,000 through the issuance of convertible debt. All principal convertible debt issued by Regen Biopharma, Inc. has been converted into equity as of June 30, 2015.

As of June 30, 2015 the Company was not party to any binding agreements which would commit the Company to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2015 and ending June 30, 2015, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On April 13, 2015 the company issued 200,000,000 common shares (“Shares”) in satisfaction of $20,000 of indebtedness.

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

REGEN BIOPHARMA, INC.:

Convertible Notes

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

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note. Cash proceeds received from the Note will be utilized by Regen for general corporate purposes. On April 14, 2015 1,428,571 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note. On April 14, 2015 Regen Biopharma, Inc. issued 1,428,571 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note

On May 18, 2015 Regen issued a $50,000 face value Convertible Promissory Note ( “Note”) to an individual investor (“Lender”) for consideration of $50,000. The Note becomes due and payable at the demand of the Lender at any time after May 7, 2016 and bears simple interest at 10% per annum payable quarterly at the demand of the Lender.

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

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note. Cash proceeds received from the Note will be utilized by Regen for general corporate purposes. On May 19, 2015 1,785,714 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note. On May 19, 2015 Regen Biopharma, Inc. issued 1,785,714 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note

Common Stock:

On April 14, 2015 Regen Biopharma, Inc. issued 1,428, 571 of its common shares (“Shares”) in satisfaction of $40,000 of convertible indebtedness.

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

On May 12, 2015 Regen Biopharma, Inc. issued 500,000 of its common shares (“Shares”) in satisfaction of $15,000 of indebtedness.

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

On May 18, 2015 Regen Biopharma, Inc. issued 500,000 of its common shares (“Shares”) in satisfaction of $15,000 of indebtedness.

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

On May 19, 2015 Regen Biopharma, Inc. issued 1,785,714 of its common shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness.

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

On July 1, 2015 Regen Biopharma, Inc. issued 206,121 common shares ( “Shares”) to a consultant for services.

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

Series A Preferred Stock:

On April 14, 2015 Regen Biopharma, Inc. issued 1,428, 571 of its shares of Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of a $40,000 face value convertible note issued by Regen Biopharma, Inc..

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

On May 19, 2015 Regen Biopharma, Inc. issued 200,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for services rendered by nonemployees.

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

On May 19, 2015 Regen Biopharma, Inc. issued 1,785,714 of its shares of Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of a $50,000 face value convertible note issued by Regen Biopharma, Inc..

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

31.1 Certification of Chief Executive Officer

31.2 Certification of Acting Chief Financial Officer

32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Form of Convertible Note issued by Regen

10.2 AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. (a)

10.3 AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND SANTOSH KESARI

(a)	Incorporated by reference to Exhibit 10.1 of that Form 8-K filed by the Company dated June 25, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: August 10, 2015	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer