Form 10-K
period 2015-09-30
Bio-Matrix Scientific Group, Inc.
filed 2016-01-08
CIK 1079282

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

BIO-MATRIX SCIENTIFIC GROUP, INC.
(Name of small business issuer in its charter)

Delaware	33-0824714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California, 91942
(Address of Principal executive offices)

(619) 702-1404
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None	None
(Title of Each Class to be so Registered)	(Name of each exchange on which registered)

Title of Each Class to be so Registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

As of March 31, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC market was approximately $1,980,106.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer's classes of common stock as of December 29, 2015:

4,889,075,005

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

Through our controlled subsidiary, Regen BioPharma ,Inc.(“Regen”) , we intend to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials. As of September 30, 2015 the Company owned 18.28% of the share capital of Regen and exercised 69.7% of the voting power of Regen , such voting power primarily attributable to Bio Matrix Scientific Group, Inc.’s ownership of 30,000 shares of Regen’s Seriess AA Preferred Stock. Each holder of Regen’s Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,000). Except as otherwise required by law holders of Regen’s Common Stock, other series of Preferred issued by the Corporation, and Series AA Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

As of December 29, 2015 , Regen has not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to Regen royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

Zander is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen:

If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen.

Zander will be required to obtain approval from the United States Food and Drug Administration (“FDA”) in order to market any Licensed Product which may be developed within the United States and no assurance may be given that such approval would be granted.

We have acquired certain intellectual property from Dr. Wei Ping Min on May 1, 2013and licensed certain intellectual property from Benitec Australia Limited on August 5, 2013. These collective intellectual properties comprise the therapeutic concept behind dCellVax , a cancer therapy in early stage development by Regen.

On May 1, 2013 Dr. Wei Ping Min (“Min”) entered into an agreement (“Agreement”) whereby Min assigned to Regen all right, title and interest in US Patent # 8,389,708 as well as all Patent applications from the same family corresponding to numbers PCT/CA2006/000984, CA2612200 and EP1898936.(“Min IP”) US Patent # 8,389,708 was granted to Min with regard to his invention of a method directed to the silencing of immunosuppressive cancer causing genes using short interfering RNA (siRNA) leading to an increase in the immune response, a decrease in tumor-induced immunosuppression and a decrease in in vivo tumor progression. siRNA are shorter pieces of double stranded RNA that allow the interference of a particular gene, without causing cell death.

As consideration for the Min IP, Regen is required to:

(a) negotiate in good faith with Min with regards to a proposed consulting agreement by and between Min whereby Min shall perform certain mutually agreed upon tasks for the benefit of Regen for consideration to Min consisting of $100,000 of the common shares of Bio-Matrix Scientific Group, Inc. valued as of the date of issuance and to be paid over a twelve month period in twelve equal installments (“Consulting Shares”) and registered under the Securities Act of 1933 on Form S-8.

(b) Cause to be issued to Min 100,000 of Bio-Matrix Scientific Group, Inc.’s preferred shares (“Assignor Preferred Shares”) exchangeable into common shares of Bio-Matrix Scientific Group, Inc. (“Exchange Common Shares”) under the following terms and conditions:

(1) upon any date subsequent to the date of the completion of a satisfactory review by the United States Food and Drug Administration (“FDA”) of an Investigational New Drug Application (“IND”) for the Min IP submitted by Regen which shall result in the ability of Regen to lawfully begin clinical testing of the Min IP on human subjects within the United States Min shall be permitted, at his option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of $333,000 such shares being valued at a price per share equal to the closing price as of the day written notice is given to Regen of Min’s intent to exchange.

(2) upon any date subsequent to the date that manufacturing procedures for the manufacture of the Min IP have been developed by Regen which comply to the Current Good Manufacturing Practices (“cGMP “) requirements of the Food Drug and Cosmetics Act of 1938 and the rules and regulations promulgated thereunder as they may apply to the manufacture of the Min IP Min shall be permitted, at his option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of $333,000 such shares being valued at a price per share equal to the closing price as of the day written notice is given to Regen of Min’s intent to exchange.

(3) upon any date subsequent to the date that, in connection with a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, both of (1) a clinical trial protocol has been completed and (2) a Principal Investigator has been appointed, Min shall be permitted, at Min’s option, to exchange 33,333 of the Assignor Preferred Shares into that number of Exchange Common Shares having a value of $333,000 such shares being valued at a price per share equal to the closing price as of the day written notice is given by Min to Regen of Min’s intent to exchange.

(4) Min shall receive, upon successful completion of a lawfully administered Phase I clinical trial of the Min IP being conducted by Regen within the United States on human subjects, the results of which (1) shall indicate that the Min IP can be safely tolerated by human subjects (2) shall not indicate that use of the Min IP in human subjects result in side effects of such severity that commencement of a Phase II clinical trial could not occur, and (3) establishes the optimal dosage and/or method of administration( as applicable )of the Min IP , Min shall receive that number of the common shares of BIO-MATRIX SCIENTIFIC GROUP, INC. which, at a price per share equal to the closing price of the shares as of the day of issuance, shall equal $1,000,000.

All common shares of Bio-Matrix Scientific Group, Inc issuable pursuant to the Agreement are subject to the condition that a sufficient number of common shares shall be authorized for issuance by BMSN in order that the required number common shares may be issued. Pursuant to the Agreement, Min shall be entitled to additional consideration for productivity and deliverables over and above listed items (“”Bonus””). The eligibility of Min to receive a Bonus as well as the nature and amount of any Bonus shall be at the sole discretion and determination of the Chief Executive Officer of Regen. On August 9, 2013 Bio-Matrix Scientific Group, Inc issued to Min 100,000 of its Preferred Shares pursuant to the Agreement.

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

Pursuant to the agreement between the parties for the grant of the license (“Agreement”) , Regen is obligated to make the following payments to Benitec as consideration for the grant of the license:

(1) a one-time, non-refundable, upfront payment of twenty five thousand US dollars ($25,000) as a license initiation fee on the execution date of the Agreement. On August 30, 2013 we issued 8,512,088 of our common shares to Benitec in satisfaction of this obligation on behalf of Regen. Fair value of these common shares as of the date of issuance was determined to be $25,536.

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

On August 1, 2015 the Agreement was amended as follows:

Any License Fees or Milestone Payments ( as those terms are defined in the Agreement”) to be paid subsequent to April 6, 2015 may be paid in the common stock of Regen.

On November 20, 2014 Dr. Christine Ichim assigned to Regen all right, title, and interest in and to the invention described in US Patent Application Serial No. 13/652,395 relating to methods and compositions for modulating NR2F6 for therapeutic applications. In particular, methods and compositions comprising modulators of NR2F6 for modulating stem cell growth, proliferation and differentiation and for treating associated conditions and diseases. As Consideration by Regen to Dr. Ichim for the rights Regen is required to issue to Dr. Ichim 100,000 of Regen’s common shares.

On November 20, 2014 Regen and Dr. Christine Ichim entered into a Consulting Agreement (“Christine Ichim Consulting Agreement”). Pursuant to the Christine Ichim Consulting Agreement, Dr. Ichim shall invent for Regen the following:

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

Consideration to be paid by Regen to Dr. Ichim pursuant to the Christine Ichim Consulting Agreement shall consist of the following:

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
v)	Dr. Ichim shall be entitled to royalties during the term of any patent granted for the CBSM invention, CSMLB invention ,CSMAI invention and CSM170 invention of 5% of Net Sales made by Regen of the CBSM invention, CSMLB invention ,CSMAI invention and CSM170 invention. Net Sales" means the monetary consideration actually received by Regen for the transfer of the invention less any of the following items

(a)	outbound shipping, storage, packing and insurance expenses;

(b)	distributor discounts;

(c)	allowance for doubtful accounts or uncollectible accounts receivable;

(d)	amounts repaid or credited as a result of rejections, defects, or returns

(e)	sales and other excise taxes (excluding VAT), tariffs, export license fees and duties paid to a governmental entity

(f)	sales commissions.

On December 16, 2014 Dr. Christine Ichim assigned to Regen all right, title, and interest in and to the invention described in US Patent Application Serial No. 14/571,262 “ METHODS AND COMPOSITIONS FOR THE TREATMENT OF CANCER BY INHIBITION OF NR2F6”

On December 17, 2014 Dr. Christine Ichim assigned to Regen all right, title, and interest in and to the invention described in US Patent Application Serial No. 14/572,574 “TREATMENT OF MYELODYSPLASTIC SYNDROME BY INHIBITION OF NR2F6”

On December 31, 2014 United States Patent Application No. 14588374 pertaining to the use of molecular interventions to treat myelodysplastic syndrome (MDS) was filed by Dr. Christine Ichim.

United States Patent Application No. 14588374 is a continuation-in-part to pending Non-Provisional U.S. Application Serial Number 13/652,395. All right, title and interest in and to the invention covered by Non-Provisional U.S. Application Serial Number 13/652,395 was assigned to Regen BioPharma, Inc. (“Regen”) by Dr. Ichim on November 20, 2014. In addition all right, title and interest in and to the invention covered by United States Patent Application No. 14588374 is assigned to Regen by Dr. Ichim pursuant to the November 20, 2014 assignment as Application No. 14588374 is a continuation-in-part to pending Non-Provisional U.S. Application Serial Number 13/652,395.

On December 31, 2014 United States Patent Application No. 14588373 pertaining to the suppression of the nuclear receptor NR2F2 using compositions that induce RNA interference for use as cancer stem cell inhibitors as well as cancer stem cell pathway inhibitors was filed by Dr. Christine Ichim.

United States Patent Application No. 14588373 is a continuation-in-part to pending Non-Provisional U.S. Application Serial Number 13/652,395. All right, title and interest in and to the invention covered by Non-Provisional U.S. Application Serial Number 13/652,395 was assigned to Regen BioPharma, Inc. by Dr. Ichim on November 20, 2014. In addition all right, title and interest in and to the invention covered by United States Patent Application No. 14588373 is assigned to Regen by Dr. Ichim pursuant to the November 20, 2014 assignment as Application No. 14588373 is a continuation-in-part to pending Non-Provisional U.S. Application Serial Number 13/652,395.

On March 3, 2015 Regen entered into an agreement (“Agreement”) with Dr. Thomas Ichim whereby Dr. Thomas Ichim would sell, assign, transfer and set over to Regen all rights, title and interest in and to the invention as described and claimed in the United States Patent Number: 8,263,571, dated September 11, 2011, titled “Gene Silencing of the Brother of the Regulator of Imprinted Sites” for consideration consisting of $9,000 and 1,000,000 shares of Regen’s Series A Preferred stock.

On June 8, 2015 Regen entered into an agreement with Dr. Santosh Kesari (“Agreement”).

Pursuant to the terms and conditions of the Agreement

(a)	Dr. Kesari shall conduct , for the benefit of Regen, certain experiments intended to demonstrate in vitro efficacy of human indolamine 2,3 deoxygenase small interfering RNA in the human Dendritic Cell in vitro model. These experiments are intended to provide a response to requests for information by the United States Food and Drug Administration (“FDA”) with regard to Investigational New Drug Application (“IND”) #16200 submitted by Regen to the FDA for Regen’s planned Phase I/II clinical trial assessing safety with signals of efficacy of Regen’s dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer.

(b)	Dr. Kesari shall assist Regen in the preparation of an IND to be submitted to the FDA with regard to the marketing of Regen’s proprietary product “DCellVax” as a treatment for gliomas such a assistance to be provided for a period of no less than twelve months from the execution date of the Agreement.

Consideration to Dr. Kesari shall consist of the following:

(a)	Dr. Kesari shall receive that number of common shares of Regen, valued as of the closing price on the OTCBB as of the date of execution of this Agreement, which shall equal $66,000 USD (“Signing Shares”). One half of the Signing Shares to be issued shall be registered under the Securities Act of 1933 on Form S-8.

(b)	Upon completion of the studies required to be performed by Dr. Kesari pursuant to the Agreement and successful demonstration of silencing of indolamine 2,3 deoxygenase in human dendritic cells Dr. Kesari shall be entitled to receive that number of common shares of Regen, valued as of the closing price on the OTCBB as of the date that successful demonstration of silencing is presented to Regen by the Dr. Kesari (“Milestone Date”) , which shall equal $66,000 USD (“Milestone Shares”). ”). One half of the Signing Shares to be issued shall be registered under the Securities Act of 1933 on Form S-8.

(c)	Upon the date of submission to the FDA of a response, prepared by the Dr. Kesari, providing evidence of vitro and/or in vivo confirmation of efficacy of the human siRNA sequences proposed for the clinical trial with regard to IND# 16200 for a proposed Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer ( “Response Date”) Dr. Kesari shall be entitled to receive that number of common shares of Regen, valued as of the closing price on the OTCBB as of the Response Date which shall equal $66,000 USD (“Response Date Shares”). One half of the Response Date Shares to be issued shall be registered under the Securities Act of 1933 on Form S-8.

On December 15, 2015 Regen entered into an agreement (“Agreement”) with the National Center for Advancing Translational Sciences (“NCATS”), which is a component of the National Institutes of Health (“NIH”), an agency of the U.S. Department of Health and Human Services , pursuant to the following terms and conditions:

Regen and NCATS shall collaborate to screen for small molecule compounds that activate or inhibit the orphan nuclear receptor, NR2F6 (“Research Project”).

NR2F6 orphan nuclear receptor cell lines will be provided by Regen.

NPC and LOPAC compound libraries will be used to screen this receptor at NCATS.

Inventions made in the course of the Research Project will be owned by the Party employing the inventor or inventors. Inventions that are invented jointly by employees of both Parties will be owned jointly.

The Parties, moreover, agree to enter into an inter-institutional agreement with respect to joint inventions, which shall authorize Regen to have primary control and responsibility for any patenting and commercialization activities and shall be negotiated in good faith based on the respective parties’ contributions to each Joint Invention.

The term of this Agreement is for 3 years from December 16, 2015. This Agreement may be extended as mutually agreed by the Parties. This Agreement may be terminated upon thirty days written notice by the terminating Party to the other Party.

Principal Products and Services

HemaXellarate I

Regen has begun development of HemaXellerate I, a cellular therapy designed to heal damaged bone marrow. HemaXellerate I is a patient-specific composition of cells that have been demonstrated to repair damaged bone marrow and stimulate production of blood cells based on previous animal studies. The initial application of HemaXellerate I will be the treatment of severe aplastic anemia which is characterized by immune-mediated bone marrow hypoplasia (underdevelopment or incomplete development of a tissue) and pancytopenia (reduction in the number of blood cells and platelets).

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

The isolated SVF is then intravenously administered to the patient. Regen believes that the isolated SVF will generate growth factors with the ability to repair damaged hematopoietic stem cells. Hematopoietic stem cells are immature cells that can develop into all types of blood cells, including white blood cells, red blood cells, and platelets. Hematopoietic stem cells are found in the peripheral blood and the bone marrow.

On February 5, 2013 Regen filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial assessing HemaXellerate I I in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous SVF cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

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

Regen believes that this application of HemaXellerate I qualifies for Orphan designation under the Orphan Drug Act due to the fact that aplastic anemia is a rare disease with prevalence in the United States of less than 200,000 and intends to apply to the FDA for Orphan designation for HemaXellerate.

On December 10, 2015 Regen was informed by the United States Food and Drug Administration that Regen has satisfactorily addressed all clinical hold issues related to Regen’s Investigational New Drug Application for HemaXellerate I and may initiate a Phase I clinical trial assessing HemaXellerate in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous stromal vascular fraction (SVF) cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

HemaXellerate II

Also in early stage development by Regen is a version of HemaXellerate called HemaXellerate II.

HemaXellerate II is intended to be a universal donor endothelial cell based therapeutic and is intended to be manufactured by obtaining cells from a part of the placenta called the “vascular lobules”. The cells are processed and utilized for the purpose of stimulating bone marrow hematopoetic stem cell repair and proliferation. The mechanism of action for HemaXellerate II is similar to HemaXellerate I whereby the harvested and processed cells would produce growth factors which would mediate the therapeutic effects of the product. Regen has not begun preclinical development of HemaXellerate II as of December 29, 2015.

The therapeutic concept behind the HemaXellerate products derives from intellectual property licensed to Regen by Oregon Health & Science University (US patent No. 6,821,513 “Method for enhancing hematopoiesis” issued Nov. 23, 2004) pursuant to an agreement entered into by the parties on June 5, 2013. This agreement was terminated by mutual consent on August 8, 2013 due to the fact that US patent No. 6,821,513 had expired due to nonpayment of the required maintenance fees by Oregon Health & Science University. Regen has been informed by its counsel and believes that the expiration of US patent No. 6,821,513 signifies that no party can be sued for future infringement based on the patent. Thus Regen is free to practice the claimed methods recited in the expired patent in the future without being liable for patent infringement based on the patent.

dCell Vax

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

The concepts utilized in formulating dCellVax are derived

(a)	from patented intellectual property acquitted by Regen from Dr. Wei Ping Min which is method directed to the silencing of immunosuppressive cancer causing genes using short interfering RNA (siRNA) and which has been granted patent protection under US Patent # 8,389,708
(b)	from patented intellectual property licensed to Regen by Benitec.

NR2F6

Regen has been assigned intellectual property with regard to the gene NR2F6 . It is believed by Regen that NR2F6 expression leads to the shutting down of the immune system’s natural ability to kill cancerous cells. Regen believes that identification of a small molecule which could inhibit this receptor would potentially provide an avenue for immunotherapy of cancer.

On December 15, 2015 Regen entered into an agreement (“Agreement”) with the National Center for Advancing Translational Sciences (“NCATS”), which is a component of the National Institutes of Health (“NIH”), an agency of the U.S. Department of Health and Human Services whereby Regen and NCATS shall collaborate to screen for small molecule compounds that activate or inhibit the orphan nuclear receptor, NR2F6.

Regen will be required to obtain approval from the FDA in order to market any of Regten’s products or therapies. No approval has been granted by the FDA for the marketing and sale of any of Regen’s products and therapies and no assurance may be given that any of Regen’s products or therapies will be granted such approval. Regen’s current plans include the development of regenerative medical applications up to the point of successful completion of Phase I and/ or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. We can provide no assurance that Regen will be able to sell or license any product or that, if such product is sold or licensed, such sale or license will be on terms favorable to Regen.

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

Dr. Amit Patel, MD MS

Dr. Patel currently serves as an associate professor in the Division of Cardiothoracic Surgery at the University of Utah School of Medicine and Director of Clinical Regenerative Medicine and Tissue Engineering at the University of Utah and and been involved in over 17 FDA trials in the area of cellular therapy.

Dr. Patel has served on the Advisory Board since October 12, 2014. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued to Dr. Patel 136,000 common shares of Regen.

Dr. Boris Minev, MD

Dr. Minev is Director of Immunotherapy and Translational Oncology at Genelux Corporation studying the phenotype and characterization of metastasized cancer stem cells in circulation. Dr. Minev previously worked as the Principal Investigator at the Laboratory of Tumor Immunology and Immunotherapy at the Moores UCSD Cancer Center

Dr. Minev has served on the Advisory Board since March 17,2015. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued to Dr. Minev 100,000 shares of Regen’s Series A Preferred Stock.

Dr. Hinrich Gronemeyer

Dr. Hinrich Gronemeyer is a research director at the Institute of Genetics, Cellular & Molecular Biology (IGBMC) in Strasbourg-Illkirch. Dr. Gronemeyer is a Research Director (Class 'Exceptional') of the French National Institute of Health and Medical Research (INSERM) and was Privatdozent at the University Karlsruhe. Hinrich Gronemeyer had extensive collaborations with the pharmaceutical industry (Bristol Myers Squibb, Roussel-Uclaf, Schering AG, etc.) and has been involved in evaluations and brainstormings of several major companies. His 189 publications received an average citation of 83.34 and an h-factor of 59.

Lorraine J. Gudas, PhD

Dr. Gudas is Chairman and Revlon Pharmaceutical Professor of Pharmacology and Toxicology of the Department of Pharmacology at Weill Cornell Medical College and is recognized as one of the world experts on nuclear receptors.

Dr. Gudas is a member of the American Society for Pharmacology and Experimental Therapeutics and a Fellow of the American Association for the Advancement of Science. She has served a term as an elected member of the Board of Directors of the American Association of Cancer Research and as chair of the Board of Scientific Counselors of the National Institute of Diabetes and Digestive and Kidney Disorders as well as the Board of Scientific Counselors of the National Heart, Lung and Blood Institute. She has served as a member of the external advisory boards of three Cancer Centers: The Vermont Cancer Center, The Lineberger Cancer Center of U.N.C. Chapel Hill, and the University of Maryland Greenebaum Cancer Center. In 1999 she received the 2nd Annual "Women in Cancer Research" award from the American Association of Cancer Research. She is on the Editorial Boards of a number of journals, including Molecular Cancer Therapeutics, Molecular and Cellular Biology, Molecular Cancer Research and the Journal of Biological Chemistry. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued to Dr. Gudas 100,000 shares of Regen’s Series A Preferred Stock.

Rohit Duggal, PhD,

Dr. Dugal has 17 years of professional experience in the drug discovery field having worked at Pfizer as a leader of the cancer stem cell group. Dr. Duggal has experience in translating small molecules into clinical candidates, including development of Filibuvir, for which he was granted thePfizer Achievement Award. At Genelux Corp he established cancer stem cell program which aimed at utilization of viruses to selectively target cancer initiating cells. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued to Dr. Dugal 100,000 shares of Regen’s Series A Preferred Stock.

Dr. Jonathan Baell, PhD

Dr. Baell is a professor or Medicinal Chemist at Monash University (Australia). Dr. Baell is a Larkins Fellow, Co-Director of the Australian Translational Medicinal Chemistry Facility and an NHMRC Senior Research Fellow, at Monash Institute of Pharmaceutical Sciences (MIPS).

Dr. Baell has served on the Advisory Board since August 5, 2015. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued to Dr. Baell 100,000 shares of Regen’s Series A Preferred Stock.

William S. Blaner, PhD

Dr. Blaner

Dr. Professor of Nutritional Sciences at Columbia University where he studies the metabolism and actions of retinoids.

Dr. Santosh Kesari, MD PhD

Dr. Kesari is Director of the Neuro-Oncology Program, the Neurotoxicity Treatment Center, and the Translational Neuro-Oncology Laboratories at Moores Cancer Center and serves as Professor of Neurosciences at the UCSD School of Medicine.As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued 100,000 shares of Regen’s Series A Preferred Stock to Dr. Kesari

Louise Purton, PhD:

Dr. Purdon is Associate Professor at the St. Vincent's Institute of Medical Research at the University of Melbourne, Co-Head of the Stem Cell Regulation Unit and Associate Director at the Institute.

Ralph Nachman, M.D.

Dr. Nachman, a hematologist, is a member of the Institute of Medicine and is a University Professor and former Chairman of Medicine at NY Presbyterian/Weill Cornell Medical Center.

Dr. Nachman has served on the Advisory Board since November 13, 2015. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued to Dr. Nachman 100,000 shares of Regen’s Series A Preferred Stock.

Helen Sabzevari, Ph.D.

Dr. Sabzevari previously served as senior vice president and head of immuno-oncology, global research and early development at EMD Serono,Inc. Dr, Sabzevari is the co-founder of Compass Therapeutics, which is an antibody discovery and development company.

Stefano Bertuzzi, PhD, MPH

Dr. Bertuzzi, is currently the Executive Director of the American Society for Cell Biology and has been named Executive Director and CEO of the American Society for Microbiology, effective January 4, 2016. Before leading the American Society for Cell Biology, Dr. Bertuzzi was a senior scientific executive at the National Institutes of Health where he served as Director of the Office of Science Policy, Planning, and Communications, and as a science policy advisor to the NIH Director.

Dr.Bertuzzi has served on the Advisory Board since October 14, 2015. As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued to Dr. Bertuzzi 100,000 shares of Regen’s Series A Preferred Stock.

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Patents:

The following is a list of patents to which a license has been granted to Regen pursuant to the Benitec Agreement:

Title	Inventors	Country	Number
GENETIC CONSTRUCTS FOR DELAYING OR REPRESSING THE EXPRESSION OF A TARGET GENE (‘099”)	Graham, Rice, Waterhouse	US	6,573,099
SYNTHETIC GENES AND GENETIC CONSTRUCTS COMPRISING THE SAME (Graham Family)	Waterhouse, Graham, Wang, Rice	US	8,067,383 (was 10/346,853)
		US	11/218,999
		US	7754697
		US	8048670 (was 10/759,841)
		US	8053419 (was 10/821,726)
		US	90/007,247
CONTROL OF GENE EXPRESSION WO99/49029	Graham, Rice, Waterhouse, Wang	AU	743316
		AU	2005211538
		AU	2005209648
		AU	2008249157
		BR	PI9908967.0
		BR	PI9917642.4
		CA	2323726
		CN	200510083325.1
		CN	200910206175
		CZ	295108
		EP	1555317 (formerly patent application no. 04015041.9)
		EP	1624060 (formerly patent application no.05013010.3
		EP	07008204.5
		EP	10183258.2
		UK	GB 2353282
		HK	1035742
		HG	PO5000631
		HG	PO101225
		IN	3901/DELNP/2005
		IN	2000/00169/DE
		JP	2000-537990
		JP	2005-223953
		JP	2007-302237
		JP	2009-161847
		KR	10-2010-7006892 Divisional of 7010419/00
		MX	PA/a/2000/008631
		MX	PA/a/2005/006838
		NZ	506648
		NZ	547283
		PL	P-377017
		SG	75542
		SG	200205122.5
		SG	141233
		SL	287538
		ZA	2000/4507
		SG	141233

Patent Name	Inventors	Country	Application/ Grant No
METHODS AND MEANS FOR OBTAINING MODIFIED PHENOTYPES	Waterhouse, Wang, Graham	AU	29514/99 (760041)
		AU	2007201023
		CA	2325344
		CN	ZL99805925.0 (CN1202246-C)
		EP	99910592.7 (EP1068311)
		JP	2000-543598
		NZ	507093
		US	09/287632
		US	11/364183
		US	11/841737 US20080104732.

Title	Inventors	Country	Number
GENETIC SILENCING	Graham, Rice, Murphy, Reed	JP	2001-569332
		BR	PI0109269-3
		UK	GB2377221
		SG	91678
		ZA	2002/07428
DOUBLE-STRANDED NUCLEIC ACID (LONG HAIR PIN)	Graham, Rice, Roelvink, Suhy, Kolkykhalov, Harrison, Reed.	AU	2004243347
		NZ	543815
		EP	04735856.9
		CA	2527907
		JP	2006-508084
		ZA	2005/09813
		SG	200507474-5
		IL	172191
		US	12/914893 Continuation of 10/861191
RNAi EXPRESSION CONSTRUCTS (single promoter)	Roelvink, Suhy, Kolykhalov, Couto	US	7,803,611
		US	11/883645
		CN	200680010811.3
		HK	08112495.7
		EP	09015950.0
		CA	2596711
		AU	2006210443
		IL	185315
		NZ	560936

Regen has also been assigned the following patents.

US Patent # 8389708

METHOD OF CANCER TREATMENT USING SIRNA SILENCING

The present invention is a method for the treatment of cancer involving tumor derived immunosuppression in a subject. The method comprises administering to a subject one or more siRNA constructs capable of inhibiting the expression of an immunosuppressive molecule. The invention also provides siRNA constructs and compositions.

US Patent # 9091696

Modulation of NR2F6 and methods and uses thereof

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator.

US Patent # 8263571

Gene silencing of the brother of the regulator of imprinted sites (BORIS)

Trademarks:

Regen has been granted a Notice of Allowance from the United States Patent and Trademark Office on the following marks based on intent to use:

DCELLVAX for pharmaceutical products for the prevention and treatment of cancer

HEMAXELLERATE for biological tissue, namely, blood, stem cells, umbilical cords and placentas for scientific and medical research use.

Royalty Agreements:

Other than obligations to make royalty payments pursuant to the Benitec Agreement and Christine Ichim Consulting Agreement neither Bio Matrix Scientific Group, Inc. or Regen is party to any agreements which would require the Bio Matrix Scientific Group, Inc. or Regen to pay a royalty or license fee.

Other than pursuant to that agreement by and between Regen and Zander Therapeutics, Inc. neither Bio Matrix Scientific Group, Inc. or Regen is party to any binding agreement which would require payments of any royalties or license fees to the either Bio Matrix Scientific Group, Inc. or Regen .

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business.

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

On occasion Phase IV (Post Approval) trials may be required by the FDA. Phase IV trials involve the safety surveillance (pharmacovigilance) and ongoing technical support of a drug after it receives permission to be sold.The safety surveillance is designed to detect any rare or long-term adverse effects over a much larger patient population and longer time period than was possible during the Phase I-III clinical trials.

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

Regen has filed an Investigational New Drug (IND) application with the FDA to initiate clinical trials assessing the company’s HemaXellerate I drug currently in development in patients with drug-refractory aplastic anemia. Regen has also filed an IND to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The clinical trials for which the INDs were submitted may not commence until approval to commence such trials has been granted to Regen by the FDA. On December 10, 2015 Regen was informed by the United States Food and Drug Administration that Regen has satisfactorily addressed all clinical hold issues related to Regen’s Investigational New Drug Application for HemaXellerate and may initiate a Phase I clinical trial assessing HemaXellerate I in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous stromal vascular fraction (SVF) cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended September 30, 2015 we expended $282,295 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

We have not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of December 29, 2014, the Company and Regen collectively have 4 employees of which 4 are full time.

Item 2. Properties

On October 1, 2014 Regen entered into an agreement to sublease approximately 2,320 square feet of office space from Entest Biomedical, Inc. Entest Biomedical Inc. is under common control with Bio Matrix Scientific Group, Inc. as our Chairman and CEO also serves as the Chairman and CEO of Entest Biomedical, Inc. The sublease was on a month to month basis and rent payable to Entest Biomedical Inc by Regen was equal to the rent payable to the lessor by Entest Biomedical Inc and is to be paid in at such time specified in accordance with the original lease agreement between Entest Biomedical Inc and the lessor. On January 20, 2015 the sublease was amended retroactive to January 1, 2015 as follows:

The rent payable to Entest BioMedical, Inc. by the subtenant is equal to Five Thousand Dollars per month ($5,000) and is to be paid in at such time specified in accordance with the original lease agreement between the Entest BioMedical, Inc. (“Entest”) and the lessor. All charges for utilities connected with premises which are to be paid under the master lease shall be paid by Regen Biopharma, Inc. for the term of this sublease to the extent that such charges exceed the difference between the rent payable to the lessor by Entest under the master lease and the rent payable to Entest by Regen Biopharma, Inc.

This property is utilized as office space. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

Item 3. Legal Proceedings

As of December 29, 2015, there are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

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

On October 2, 2015 the Company issued 382,657,778 of its Common Shares in satisfaction of $63,138 of convertible indebtedness.

On December 15, 2015 the Company issued 273,476,806 of its Common Shares in satisfaction of $30,082 of convertible indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

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

October 1, 2014 to September 30, 2015	High	Low
First Quarter	.0024	.0003
Second Quarter	.0144	.0011
Third Quarter	.0008	.0004
Fourth Quarter	.0005	.0003

October 1, 2013 to September 30, 2014	High	Low
First Quarter	.0018	.0006
Second Quarter	.0011	.0004
Third Quarter	.0080	.0022
Fourth Quarter	.0037	.0014

The stockholders' equity section of the Company contains the following classes of capital stock as of December 29 , 2015:

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

Common stock, $ 0.0001 par value; 8,000,000,000 shares authorized: 4,889,075,005 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

Holders

As of September 30,2015 there were approximately 456 holders of our Common Stock.

As of December 29, 2015  there were approximately 455 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending September 30, 2014. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

Bio Matrix Scientific Group, Inc.

Common Shares:

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

On October 2, 2015 the company issued 382,657,778 of its Common Shares (“Shares”) in satisfaction of $63,138 of convertible indebtedness.

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

On December 15, 2015 the Company issued 273,476,806 of its Common Shares (“Shares”) in satisfaction of $30,082 of convertible indebtedness.

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

Convertible Notes:

On February 2, 2015 the Company issued to Star City Capital, LLC a non interest bearing Convertible Note in the face amount of $300,000 (“Note”) due and payable April 1, 2016.

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

In the event that Starcity fails to fund the Note by making a payment of $52,500 to the Company on or before April 1, 2015, the Company’s obligations under this Note shall be terminated, cancelled and relinquished. Consideration of $52,500 was paid for the Note. The proceeds of the Note were utilized for general corporate purposes.

Regen Biopharma, Inc.

Common Shares

On October 30, 2014 Regen issued 136,000 common shares (“Shares”) to a member of Regen’s Scientific Advisory Board as consideration for services

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

On April 14, 2015 Regen issued 1,428, 571 of its common shares (“Shares”) in satisfaction of $40,000 of convertible indebtedness.

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

On May 12, 2015 Regen issued 500,000 of its common shares (“Shares”) in satisfaction of $15,000 of indebtedness.

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

On May 18, 2015 Regen issued 500,000 of its common shares (“Shares”) in satisfaction of $15,000 of indebtedness.

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

On May 19, 2015 Regen issued 1,785,714 of its common shares (“Shares”) in satisfaction of $50,000 of convertible indebtedness.

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

On July 1, 2015 Regen issued 206,121 common shares ( “Shares”) to a consultant for services.

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

On August 17, 2015 Regen issued 149,954 common shares (“Shares”) to Benitec Australia Limited pursuant to Regen’s License Agreement with Benitec Australia Limited.

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

On September 18, 2015 Regen issued 666,666 common shares (“Shares”) to an individual investor for consideration of $33,333,

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from the investor will be utilized by Regen for general corporate purposes

On October 28, 2015 Regen issued 3,333,334 of its common shares (“Shares”) for cash consideration of $166,666.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate

On November 20, 2015 Regen issued 2,200,000 of its common shares (“Shares”) for cash consideration of $55,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes

On December 29,2014 Regen issued 4,000,000 of its common shares ( Shares”) for cash consideration of $100,000

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes

Series A Preferred Stock

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

On May 19, 2015 Regen issued 200,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for services rendered by nonemployees.

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

On May 19, 2015 Regen issued 1,785,714 of its shares of Series A Preferred Stock (“Shares”) in accordance with the terms and conditions of a $50,000 face value convertible note issued by Regen.

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

On August 19, 2015 Regen issued 100,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for nonemployee services.

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

On September 18, 2015 Regen issued 333,333 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $16,667.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes.

On October 28, 2015 Regen issued 1,666,667 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $83,333.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes.

On October 28, 2015 Regen issued 11,000,000 of its shares of Series A Preferred Stock (“Shares”) to Dr. Harry Lander, Regen’s President, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

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

On November 20, 2015 Regen issued 400,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for nonemployee services.

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

On November 20, 2015 Regen issued 2,200,000 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $55,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes.

On December 29, 2015 Regen issued 4,000,000 of its Series A Preferred Stock ( Shares”) for cash consideration of $100,000

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. The proceeds were utilized for general corporate purposes

Series AA Preferred Stock

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

CONVERTIBLE NOTES:

During the quarter ended March 31, 2015 Regen issued Convertible Notes ( “Notes”) with an aggregate face value of $882,686 .. Consideration for these Notes consisted of:

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

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by Regen by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of Regen for each share of Common Stock received through conversion.

All Notes were fully converted during the quarter ended March 31, 2015. 31,539,262 common shares of Regen were issued to the Convertible Noteholders in satisfaction of the convertible indebtedness. 31,538,862 of Regen’s Series A Preferred shares were issued to Noteholders pursuant to the terms and conditions of the Notes

The Notes were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Notes were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Notes. There was no advertisement or general solicitation made in connection with this Offer and Sale of Notes. A legend was placed on the Notes stating that the Notes have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Notes.

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

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by Regen by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of Regen for each share of Common Stock received through conversion.

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

Upon expiration of the six month holding specified in Rule 144(d) promulgated under the Securities Act of 1933, Regen , at the request of the Lender, shale remove sale restrictions on one sixth (1/6) of the shares that resulted from conversions made through the issuance of this Note , each month, for a period of six months, with all restrictions being removed by Regen by the expiration of the six month subsequent to expiration of the aforementioned Rule 144 holding period.

If the Lender converts principal into Common Stock of Regen on or prior to 180 days from the issuance of the Note the Lender shall receive one share of Preferred Series “A” Stock of Regen for each share of Common Stock received through conversion.

The Note was issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management. No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note. A legend was placed on the Note stating that the Note has not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Note. Cash proceeds received from the Note will be utilized by Regen for general corporate purposes. On May 19, 2015 1,785,714 Common Shares of Regen were issued in satisfaction of the abovementioned convertible note. On May 19, 2015 Regen issued 1,785,714 shares of its Series A Preferred Stock in accordance with the terms and conditions of abovementioned convertible note.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2015 we had Cash on Hand of $76,355 and as of September 30, 2014 we had Cash on Hand of $ 502.

The increase in Cash on Hand of approximately 15110% is primarily attributable to:

Payment by Starcity Capital LLC of $52,500 as consideration for that $300,000 convertible promissory note issued to Starcity Capital LLC during the three months ended March 31, 2015

$18,521 lent to Bio Matrix Scientific Group, Inc. by David Koos, the Company’s Chairman and Chief Executive Officer during the nine months ended June 30, 2015

$25,650 lent to Regen Biopharma, Inc. by David Koos, the Company’s Chairman and Chief Executive Officer during the nine months ended June 30, 2015.

$54,000 lent to the Company by Noteholders during the twelve months ended September 30, 2015

$283,000 lent to Regen Biopharma, Inc. by Noteholders during the twelve months ended September 30, 2015.

$70,000 received by the Company as a result of sale by Bio Matrix Scientific Group, Inc of Bio Matrix Scientific Group, Inc.’s owned common stock of Regen Biopharma, Inc. during the six months ended March 31, 2015.

$775,000 paid to Regen Biopharma, Inc. as a result of issuance of convertible notes during the six months ended March 31, 2015

$90,000 paid to Regen Biopharma, Inc as a result of issuance of convertible notes during the three months ended June 30, 2015

$50,000 paid to Regen Biopharma, Inc. in consideration of sale of equity securities during the quarter ended September 30, 2015

Offset By:

$66,300 of principal indebtedness repaid to the Company’s Chairman and Chief Executive Officer by Bio Matrix Scientific Group, Inc. during the twelve months ended September 30, 2015.

$500 of principal indebtedness repaid to third party Noteholders during the twelve months ended September 30, 2015.

Expenses incurred by the Company in the operation of its business and payment of its obligations during the twelve months ended September 30, 2015.

Rental payments paid to Entest Biomedical, Inc. by Regen during the twelve months ended September 30, 2015.

$1,629 loaned to Entest Biomedical, Inc. by the Company during the twelve months ended September 30, 2015.

Expenses incurred by Regen in the operation of its business during the twelve months ended September 30, 2015.

As of September 30, 2015 we had Prepaid Expenses of $25,000 and as of September 30, 2014 we had Prepaid Expenses of $15,000.

The increase in Prepaid Expenses of approximately 67% is attributable to $10,000 of salary prepaid by Regen to Thomas Ichim, Regen’s then Chief Scientific Officer.

As of September 30, 2015, we had Notes Receivable of $ 12,051 and as of September 30, 2014 we had Notes Receivable of $10,422.

The increase in Notes Receivable of approximately 16 % is attributable to overpayment of $1,629 of rental charges to Entest Biomedical, Inc. by Regen Biopharma, Inc. which the parties have agreed shall be due and payable to Regen Biopharma, Inc by Entest Biomedical, Inc and which shall bear simple interest at 10% per annum.

As of September 30, 2015 we had Accrued Interest Receivable of $1,381 and as of September 30, 2014 we had Accrued Interest Receivable of $233.

The increase in of Accrued Interest Receivable of approximately 492% is attributable to interest accrued but unpaid during the twelve months ended September 30 , 2015  resulting from amounts due to Regen Biopharma, Inc. by Entest Bio-Medical, Inc.

As of September 30, 2015 we had Securities Available for Sale of $159,720  and as of September 30, 2014 we had Securities Available for Sale of $3,000.

The increase in Securities Available for Sale of 5,224% is primarily attributable to 8,000,000 of the common shares of Entest Biomedical, Inc. issued on behalf of Zander Therapeutics, Inc. (“Zander”) in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen by Zander as a license initiation fee pursuant to an agreement by and between Zander and the Company.

As of September 30, 2015 we had Bank Overdraft of $0 and as of September 30, 2014 we had Bank Overdraft of $6,137.

The decrease in Bank Overdraft of 100% is attributable to loans made to Regen Biopharma, Inc. during the quarter ended December 31, 2014.

As of September 30, 2015 we had Accounts Payable of $167,977 and as of September 30, 2014 we had Accounts Payable of 158,492.

The increase in Accounts Payable of approximately 6% is primarily attributable to increases in outstanding obligations of the Company and Regen incurred in the course of business.

As of September 30, 2015 we had Notes Payable of $400,336 and as of September 30, 2014 we had Notes Payable of $379,233.

The increase in Notes Payable of approximately 6% is primarily attributable to:

 $18,521 lent to Bio Matrix Scientific Group, Inc. by David Koos, the Company’s Chairman and Chief Executive Officer during the nine months ended June 30, 2015

$25,650 lent to Regen Biopharma, Inc. by David Koos, the Company’s Chairman and Chief Executive Officer during the nine months ended June 30, 2015.

$54,000 lent to the Company by Noteholders during the twelve months ended September 30, 2015

$283,000 lent to Regen Biopharma, Inc. by Noteholders during the twelve months ended September 30, 2015.

Offset by:

$105,768 of principal indebtedness of Regen Biopharma, Inc. satisfied through the issuance of convertible notes by Regen Biopharma, Inc to the creditors during the three months ended March 31, 2015.

$66,300 of principal indebtedness repaid to the Company’s Chairman and Chief Executive Officer by Bio Matrix Scientific Group, Inc. during the twelve months ended September 30, 2015.

$500 of principal indebtedness repaid to third party Noteholders during the twelve months ended September 30, 2015.

The satisfaction of $157,500  of principal indebtedness owed by the Company through the issuance of the Company’s equity securities.

The satisfaction of $30,000 of principal indebtedness owed by Regen through the issuance of Regen’s equity securities.

As of September 30, 2015 we had Convertible Notes Payable Net of Unamortized Discount of $231,507 and as of September 30, 2014 we had Convertible Notes Payable Net of Unamortized Discount of $97,701.

The increase in Convertible Notes Payable Net of Unamortized Discount of approximately 137%  is attributable to:

The issuance by Bio Matrix Scientific Group, Inc of a $300,000 convertible note during the quarter ended March 31, 2015 on which the unamortized discount as of September 30, 2015 is 149,194.

Offset by:

The issuance by Bio Matrix Scientific Group, Inc during the quarter ended March 31, 2015 of 103,030,303 of its common shares in satisfaction of $17,000 of convertible indebtedness.

As of September 30, 2015 we had Accrued Payroll of $738,095 and as of September 30, 2014 we had Accrued Payroll of $587,094.

The increase in Accrued Payroll of approximately 26%  is primarily attributable to:

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

The addition of $45,000 of salaries accrued but unpaid due to David Koos, the Company’s Chief Executive Officer, during the three months ended September 30, 2015

$13,500 of salary accrued during the quarter ended September 30, 2015 but not yet paid due to the Chief Financial Officer of Regen Biopharma, Inc.

Offset By:

The payment of $15,000 of salary previously accrued to Thomas Ichim, the Chief Scientific Officer of Regen Biopharma, Inc., during the three months ended December 31, 2014.

As of September 30, 2015 we had Accrued Interest of $324,750 and as of September 30, 2014 we had Accrued Interest of $271,495.

This increase of approximately 20% is primarily attributable to interest on Notes payable and Convertible Notes payable accrued but unpaid over the year ended September 30, 2015.

As of September 30, 2015 we had Accrued Payroll Tax of $44,485 and as of September 30, 2014 we had Accrued Payroll Tax of $51,117.

This decrease of approximately 13%  is primarily attributable to payment by the Company and Regen of employer tax obligations incurred but unpaid.

As of September 30, 2015  we had Accrued Rent of $10,000 and as of September 30, 2014 we had Accrued Rent of $0.

The increase in Accrued Rent is attributable to rental expense incurred by Regen but not paid for the months of August 2015 and September 2015.

Material Changes in Results of Operations

Revenues from continuing operations were $192,000 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014 . Net losses were$12,756,958 for the fiscal year ended September 30, 2015 and $2,080,958 for the same year ended 2014.

The increase in Net Loss of approximately 513% is primarily attributable to :

the recognition of $10,133, 872 of expenses recognized during the year ended September 30, 2015 resulting from the issuance for less than fair value of securities in satisfactions of debt as opposed to the recognition of $1,112,230 of expenses recognized during the year ended September 30, 2014 resulting from the issuance for less than fair value of securities in satisfactions of debt.

the recognition of $58,000 of Rental Expenses incurred during the year ended September 30, 2015.

the recognition of $150,806 of interest expense attributable to amortization of discount of beneficial conversion feature recognized on convertible notes issued during the year ended September 30, 2015.

recognition of $247,500 of expense recognized in connection with the issuance of a $300,000 convertible note pursuant to a legal settlement during the three months ended March 31, 2015.

increases in Research and Development Related expenses, General and Administrative Expenses, and Interest Expense

Offset by :

the recognition of Revenue in the amount of $192,000 and Interest Income in the amount of $1,148.

As of September 30, 2015 we had $76,355 cash on hand and current liabilities of $1,923,150  such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable Net of Unamortized Discount and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the nine months ended June 30, 2015 Regen raised $865,000 through the issuance of convertible debt. All principal convertible debt issued by Regen has been converted into equity as of June 30, 2015. During the three months ended September 30, 2015 Regen raised $50,000 through the issuance of equity securities.

 As of December 29, 2015 we are not party to any binding agreements which would commit Regen to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-Matrix Scientific Group, Inc.

We have audited the accompanying balance sheets of Bio-Matrix Scientific Group, Inc as of September 30, 2015 and 2014, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2015. Bio-Matrix Scientific Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group, Inc as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has minimal revenues, has negative working capital at September 30, 2015, has incurred recurring losses and recurring negative cash flow from operating activities which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2015	As of September 30, 2014

ASSETS
CURRENT ASSETS
Cash	76,355	502
Prepaid Expenses	25,000	15,000
Note Receivable	12,051	10,422
Interest Receivable	1,381	233
Total Current Assets	114,787	26,157

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	159,720	3,000
Total Other Assets	163,920	7,200

TOTAL ASSETS	278,707	33,357

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	167,977	158,492
Notes Payable	400,336	379,233
Bank Overdraft	0	6,137
Accrued Payroll	738,095	587,094
Accrued Payroll Taxes	44,485	51,117
Accrued Interest	324,750	271,495
Accrued Rent	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	231,507	97,701
Due to Affiliate	0	0
Due to Subsidiary Shareholder	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,923,150	1,557,269

Total Liabilities		1,557,269

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 2063821 issues and outstanding as of
September 30 2015 and September 30, 2014	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares autorized
94,852 issued and outstanding as of September 30, 2015 and
September 30, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized
40,000 shares issued and aiutstanding as of September 30, 2015 and September 30, 2014	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2014 and
September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized;
4,232,931,345 and 3,079,900,942 issued and outstanding as of
September 30, 2015 and September 30 , 2014 respectively	423,292	307,989
Non Voting Converible Preferred Stock ($1 Par value)
200,000 shares authorized; 0 shares issued and outstanding
as of September 30, 2015 and September 30, 2014	0	0
Additional Paid in capital	29,004,809	16,510,439
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	9,704,398	22,461,356
Accumulated Other Comprehensive Income (Loss)	(41,368,641)	(41,333,361)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,726,494)	(1,543,929)
Noncontrolling Interest in subsidiary	82,050	20,017
Total Stockholders' Equity	(1,644,444)	(1,523,912)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	278,707	33,357

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended 9/30/2015	Year ended 9/30/2014

REVENUES
	192,000	0
COST AND EXPENSES
Research and Development	282,295	23,867
General and Administrative	1,430,553	599,234
Consulting and Professional Fees	587,470	246,214
Rent	58,071	0
Total Costs and Expenses	2,358,389	869,315

OPERATING LOSS	(2,166,389)	(869,315)

OTHER INCOME & (EXPENSES)
Interest Income	1,148	233
Interest Expense	(56,063)	(35,136)
Other Income
Loss on Settlement of Debt through Equity Issuance below Fair value	(942,015)	(1,112,230)
Loss on Settlement of Debt through issuance of Common Shares of Regen Biopharma, Inc. below fair value	(9,191,857)	0
Interest Expense attributable to amortization of discount	(150,806)	0
Expense Related to issuance of Convertible Debt to Star City	(247,500)	0
Preferred Shares of Regen Biopharma, Inc. issued pursuant
to contractual obligations	(3,475)	0
Other Income	0	490
Other Expenses	0	(65,000)
Total Other Income & (Expense)	(10,590,568)	(1,211,643)

NET INCOME (LOSS)	(12,756,958)	(2,080,958)
Less:
(Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	8,977,733	226,234

NET INCOME (LOSS) available to common shareholders	(3,779,225)	(1,854,724)

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$(0.001)	(0.001)
Weighted average number of shares outstanding	2,855,088,489	2,865,048,153

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended 9/30/2015	Year ended 9/30/2014

Net Income (Loss)	$(2,080,958)	$(12,756,958)
Add:
Unrealized Gains on Securities		–
Less:
Unrealized Losses on Securities
Total Other Comprehensive Income (Loss)	(4,000)	(35,280)
Comprehensive Income	$(2,084,958)	$(12,792,238)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(12,756,958)	(2,080,958)
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Stock issued by licensee to subsidiary in payment of services	(192,000)
Stock issued for services rendered by consultants		26,180
Stock issued for interest		3,570
Stock issued for expenses		48,000
Interest Expense attributable to amortization of discount	150,806

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,000)
Increase (Decrease) in Accounts Payable	9,484	19,920
Increase (Decrease) in Accrued Expenses	207,624	12,397
Increase (Decrease) in bank Overdraft	(6,137)	6,137
(Increase) Decrease in Interest Receivable	(1,148)	(233)
Increase (Decrease) in Due to Affiliate		(34,895)
(Increase) Decrease in Note Recievable	(1,629)	(10,422)

Net Cash Provided by (Used in) Operating
Activities	(12,599,958)	(2,010,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash		100000
Common Stock issued for cash
Common Stock issued for Debt
Common Stock issued for Accrued Salaries
Preferred Stock issued for Accrued Salaries
Common Stock issued pursuant to Contractual
Obligations
Additional paid in Capital	1,010,650	300,000
Increase ( Decrease) in due to shareholder	0
Stock in subsidiary sold for cash	50,000
Principal borrowings (repayments) on notes and
Convertible Debentures	208,603	316,862
Principal borrowings ( repayments) on Convertible Debentures	1,272,686
(Increase) Decrease in Deferred Financing Costs		65000
Loss on Settlement of Debt through Equity Issuance	10,133,872	1,112,230

Net Cash Provided by (Used in) Financing
Activities	12,675,811	1,894,092

Net Increase (Decrease) in Cash	75,853	(116,212)

Cash at Beginning of Period	502	116,714

Cash at End of Period	76,355	502

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$157,500	$158,000
Common Shares of Regen Biopharma, inc. Issued for Debt	$1,002,686

Cash paid for Interest	$0	$0
Cash paid for Income tax	$0	$0

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2014 and 2015

		Series AA Preferred		Series B Preferred		Series AAA Preferred		Preferred		Common		Nonvoting Convertible Preferred Shares								Total
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Deficit Attributable to non-controlling interest	Non-controlling Interest	Contributed Capital	Accumulated Other Comprehensive Income (Loss)
Balance September 30, 2013		94,852	9	725,409	73	40000	4	2,063,821	207	2,390,304,145	239,029	0	0	14,845,671	24,542,314		5,765	509,355	(41,329,361)	(1,186,934)
10/14/2013	Common Shares issued for Debt									120,000,000.0	12,000.0			32,500.0						44,500.0
11/4/2013	Common Shares issued to Consultant									200,000.0	20.0			360.0						380.0
11/13/2013	Common Shares issued for Debt									120,000,000.0	12,000.0									12,000.0
12/5/2013	Common Shares issued for Debt									150,000,000.0	15,000.0									15,000.0
12/5/2013	Common Shares issued to vendor									30,000,000.0	3,000.0			45,000.0						48,000.0
10/14/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000.0						100,000.0
11/15/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000.0						100,000.0
12/12/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000.0						100,000.0
	Loss recognized on issuance of shares for less than Fair Value													648,500.0						648,500.0
	Net Loss October 1 2013 to December 31 2013														(920,888.0)					(920,888.0)
	Accumulated Other Comprehensive Income (Loss)																		(4,000.0)	(4,000.0)
	Noncontrolling interest recognized													(6,597.0)			6,597.0			0.0
Balance December 31, 2013		94,852	9	725,409	73	40,000	4	2,063,821	207	2,810,504,145.0	281,049.5	0.0	0.0	15,865,434.0	23,621,426.0		12,362.0		(41,333,361.0)	(1,043,441.7)
1/23/2014	Common Stock issued for Debt									140,000,000.0	14,000.0			70.0						14,070.0
1/28/2014	Common Stock issued for Debt									500,000.0	50.0			950.0						1,000.0
	Loss recognized on issuance of shares for less than Fair Value													336,230.0						336,230.0
	Net Loss January 1 2014 to March 31 2014														(529,555.0)					(529,555.0)
	Accumulated Other Comprehansive Income (Loss)																		8,000.0	8,000.0

	Noncontrolling interest recognized													(82,664.0)			82,664.0			0.0
Balance March 31, 2014										2,951,004,145.0	295,099.5	0.0	0.0	16,120,020.0	23,091,871.0		95,026.0		(41,325,361.0)	(1,213,696.7)
	Net Loss January 1 2014 to March 31 2014														(246,447.0)					(246,447.0)
	Accumulated Other Comprehansive Income (Loss)																		(6,000.0)	(6,000.0)
	Noncontrolling interest recognized													47,466.0			(47,466.0)			0.0
Balance June 30, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	2,951,004,145.0	295,099.5	0.0	0.0	16,167,486.0	22,845,424.0		47,560.0		(41,331,361.0)	(1,466,143.7)
7/1/2014	Common Shares issued for cash									45,000,000.0	4,500.0			95,500.0						100,000.0
8/12/2014	Common Shares issued to consultant									8,896,797.0	890.0			24,910.0						25,800.0
8/18/2014	Common Stock issued for Debt									37,500,000.0	3,750.0			33,750.0						37,500.0
8/27/2014	Common Stock issued for Debt									37,500,000.0	3,750.0			33,750.0						37,500.0
	Loss recognized on issuance of shares for less than fair value													127,500.0						127,500.0
	Net Loss July 1 2014 to September 30 2014														(384,068.0)					(384,068.0)
	Accumulated Other Comprehansive Income (Loss)																		(2,000.0)	(2,000.0)
	Noncontrolling interest recognized													27,543.0			(27,543.0)			0.0
Balance September 30, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	3,079,900,942.0	307,989.5	0.0	0.0	16,510,439.0	22,461,356.0		20,017.0	509,355.0	(41,333,361.0)	(1,523,911.7)
10/1/2014	Common Shares issued for debt									100,000,000.0	10,000.0			27,500.0						37,500.0
10/9/2014	Common Shares issued for debt									100,000,000.0	10,000.0			25,000.0						35,000.0
10/31/2014	Common Shares issued for debt									200,000,000.0	20,000.0									20,000.0
12/09/2014 issuance 100m to Sherm $10,000 of debt	Common Shares issued for debt									100,000,000.0	10,000.0									10,000.0
12/29/2014	Common Shares issued for debt									150,000,000.0	15,000.0									15,000.0
	sale of owned and issued shares of Regen Biopharma, Inc. during quarter ended 12/31/2015													50,000.0						50,000.0
10/30/2014	Shares of subsidiary issued to consultant													22,440.0						22,440.0
	Net Loss October 1, 2014 to December 31, 2014														(856,892.0)					(856,892.0)
	Accumulated Other Comprehansive Income (Loss)																		(2,000.0)	(2,000.0)
	Loss on issuance of securities for less than fair value during the quarter ended 12/31/2014													587,500.0						587,500.0
	Noncontrolling interest recognized													55,786.0			(55,786.0)			0.0
Balance December 31, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	3,729,900,942.0	372,989.5	0.0	0.0	17,278,665.0	21,604,464.0		(35,769.0)	509,355	(41,335,361.0)	(1,605,363.7)
2/10/2015	Common Shares issued for debt									103,030,303.0	10,303.0			6,697.0						17,000.0
2/27/2015	Common Shares issued for debt									200,000,000.0	20,000.0									20,000.0
	sale of owned and issued shares of Regen Biopharma, Inc. during quarter ended 3/31/2015													20,000.0						20,000.0
3/6/2015	Common Shares of subsidiary issued for services													140,000.0						140,000.0
3/6/2015	Common Shares of subsidiary issued for services													63,739.0						63,739.0
3/6/1015	Common Shares of subsidiary issued for debt													558,575.0						558,575.0
3/9/2015	Common Shares of subsidary issued for debt													175,000.0						175,000.0
3/17/2015	Common Shares of subsidary issued for debt													50,000.0						50,000.0
3/26/2015	Common Shares of subsidiary issued for debt													100,000.0						100,000.0
	Preferred Shares of subsidiary issued for Purchase of Patent													100.0						100.0
3/17/2015	Preferred Shares of subsidiary issued pursuant to contractual obligations													3,154.0						3,154.0
3/26/2015	Preferred Shares of subsidiary issued to Consultants for Services													420.0						420.0
	Recognition of Beneficial Conversion Feature, Convertible Note													300,000.0						300,000.0
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 3/31/2015													8,393,947.0						8,393,947.0
	Noncontrolling interest recognized													(467,943.0)			467,943.0			0.0
	Accumulated Other Comprehansive Income (Loss)																		1,000.0	1,000.0
	Regen Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2015													132,602.0						132,602.0
	Net Loss January 1 2015 to March 31 2015														(9,344,958.0)					(9,344,958.0)
Balance March 31, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,032,931,245.0	403,292.5	0.0	0.0	26,754,956.0	12,259,506.0		432,174.0	509,355	(41,334,361.0)	(974,784.7)
4/13/2015	Common Stock issued for Debt									200,000,000.0	20,000.0									20,000.0
4/14/2015	common Shares of subsidiary issued for debt													40,000.0						40,000.0
4/14/2015	Preferred Shares of subsidiary issued pursuant to contractual obligations													143.0						143.0
5/12/2104	Common Shares of subsidiary issued for Debt													15,000.0						15,000.0
5/18/2015	Common Shares of subsidiary issued for Debt													15,000.0						15,000.0
5/19/2015	Preferred Shares of subsidiary issued to Consultants for Services													20.0						20.0
5/19/2015	Common Shares of subsidiary issued for Debt													50,000.0						50,000.0
5/19/2015	Preferred Shares of subsidiary issued pursuant to contractual Obligations													178.0						178.0
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 6/30/2015													1,077,425.0						1,077,425.0
	Regen Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2015													247,588.0						247,588.0
	Noncontrolling interest recognized													216,981.0			(216,981.0)			0.0
	Accumulated Other Comprehansive Income (Loss)																		1,000.0	1,000.0
	Net Loss April 1 2015 to June 30 2015														(1,829,173.0)					(1,829,173.0)
Balance June 30, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,232,931,245.0	423,292.5	0.0	0.0	28,417,291.0	10,430,333.0		215,193.0	509,355.0	(41,333,361.0)	(1,337,603.7)
7/1/2015	Common Shares of subsidiary issued for services													61,836.0						61,836.0
8/17/2015	Common Shares of subsidiary issued for services													19,941.0						19,941.0
8/19/2015	Preferred Shares of subsidiary issued for services													10.0						10.0
9/18/2015	Common Shares of subsidiary issued for cash													33,333.0						33,333.0
9/18/2015	Preferred Shares of subsidiary issued for cash													16,667.0						16,667.0
	Regen Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2015													247,588.0						247,588.0
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 9/30/2015													75,000.0						75,000.0
	Noncontrolling interest recognized													133,143.0			(133,143.0)			0.0
	Accumulated Other Comprehansive Income (Loss)																		(35,280.0)	(35,280.0)
	Net Loss July 1 2015 to September 30 2015														(725,935.0)					(725,935.0)
Balance September 30, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,232,931,245.0	423,292.5	0.0	0.0	29,004,809.0	9,704,398.0		82,050.0	509,355	(41,368,641.0)	(1,644,443.7)

The accompanying Notes are an integral part of these Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of September 30, 2015

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

The Company’s financial instruments as of September 30, 2015 consisted of Securities Available for Sale consisting of 8066667 shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $12,051 .  The fair value of Securities Available for sale as of September 30, 2015 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarter ended September 30, 2015 and the year ended September 30, 2014 respectively.

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

NOTE 3. OPTIONS AND WARRANTS

As of September 30, 2015 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $31,277,641 excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash.

During the quarter ended March 31, 2015 Regen Biopharma Inc. raised $775,000 through the issuance of convertible debt.

During the quarter ended June 30, 2015 Regen Biopharma Inc. raised $90,000 through the issuance of convertible debt.

During the quarter ended September 30, 2015 Regen Biopharma, Inc. raised $50,000 through the issuance of 333,333 units of securities of Regen Biopharma, Inc. (“Units”) with each Unit consisting of 2 common shares and one share of Regen Biopharma, Inc.’s Series A Preferred Stock .

NOTE 5. INCOME TAXES

As of September 30, 2015

Deferred tax assets:
Net operating tax carry forwards	$10,647,527
Other	-0-
Gross deferred tax assets	10,647,527
Valuation allowance	(10,647,527

Net deferred tax assets	$-0-

As of September 30,  2015 the Company has a  Deferred Tax Asset of  10,647,527 completely attributable to net operating loss carry forwards  of approximately $31,316,257 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $31,277,641   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of September 30, 2015 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $141,286. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of September 30, 2015 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $50. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month,

As of September 30, 2015 Entest Biomedical, Inc. is indebted to Regen in the amount of $12,051. $12,051lent by Regen to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On June 23, 2015 Regen Biopharma, Inc. entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen Biopharma, Inc. granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen Biopharma, Inc. (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to Regen Biopharma, Inc. one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to Regen Biopharma, Inc. royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay Regen Biopharma, Inc. ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen Biopharma, Inc. receives payment pursuant to the terms and conditions of the Agreement).

Zander is obligated pay to Regen Biopharma, Inc. minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen Biopharma, Inc.:

If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen Biopharma, Inc. with regard to that License IP.

The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen Biopharma, Inc. with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

On September 28, 2015 Zander caused to be issued to Regen Biopharma, Inc. 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen Biopharma, Inc. by Zander as a license initiation fee.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen Biopharma, Inc..

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

September 30, 2014

Bio Technology Partners Business Trust (Company)	35,000
David R. Koos ( Company)( Note 6)	189,065
David R. Koos ( Regen)( Note 6)	30,168
The Sherman family Trust	125,000
Total	$379,233

September 30, 2015

Bio Technology Partners Business Trust (Company)	14,000
Bio Technology Partners Business Trust (Regen)	84,000
David R. Koos ( Company)( Note 6)	141,286
David R. Koos ( Regen)( Note 6)	50
The Sherman family Trust	2,000
Bostonia Partners ( Company)	40,000
Bostonia Partners ( Regen)	119,000
Total	$400,336

Amounts due to the Biotechnology Partners Business Trust. are due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum. These amount was loaned pursuant to a Line of Credit Promissory Note issued by Regen in the maximum amount of $500,000 or so much thereof as may be disbursed to, or for the benefit of the Borrower by Lender in Lender's sole and absolute discretion and pursuant to a Line of Credit Promissory Note issued by the Company in the maximum amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Borrower by Lender in Lender's sole and absolute discretion.

All loans to the Company and Regen made by David R. Koos are due and payable at the demand of Koos and bear simple interest at a rate of 15% per annum. These amount was loaned pursuant to a Line of Credit Promissory Note issued by Regen in the maximum amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Borrower by Lender in Lender's sole and absolute discretion and pursuant to a Line of Credit Promissory Note issued by the Company in the maximum amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Borrower by Lender in Lender's sole and absolute discretion.

All amounts due to the Sherman Family Trust bear no interest and are due and payable, in whole or in part, at the option of the holder. These amount was loaned pursuant to a Line of Credit Promissory Note issued by the Company in the maximum amount of $700,000 or so much thereof as may be disbursed to, or for the benefit of the Borrower by Lender in Lender's sole and absolute discretion.

$60,000 lent to Regen Biopharma, Inc. by Bostonia Partners is due and payable September 16, 2016 and bear simple interest at a rate of 10% per annum

$59,000 lent to Regen Biopharma, Inc. by Bostonia Partners is due and payable September 22, 2016 and bear simple interest at a rate of 10% per annum.

$40,000 lent to the Company by Bostonia Partners is due and payable September 2, 2016 and bear simple interest at a rate of 10% per annum.

As of September 30, 2015 the weighted average interest rate on all debt due and payable in one year or less was 11.7% As of September 30, 2014 the weighted average interest rate on all debt due and payable in one year or less was 9.5%

CONVERTIBLE NOTES PAYABLE SEPTEMBER 30, 2015

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

The amount by which the instrument’s as converted value exceeds the principal amount as of September 30, 2015 is $245,454.

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

As of September 30, 2015 the unamortized discount on convertible notes outstanding is $ 149,193.

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

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2015:

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

As of the quarter ending September 30, 2012 the Company reclassified 66,667 ( retroactively adjusted for reverse stock split.) common shares of Entest Biomedical, Inc. as Securities Available for Sale from Securities Accounted for under the Equity Method.

On September 28, 2015 Zander Theraputics, Inc. caused to be issued to Regen Biopharma, Inc. 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license initiation fee.

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities.

NOTE 11. STOCK TRANSACTIONS

BIO- MATRIX SCIENTIFIC GROUP, INC.:

During the fiscal year ended September 30, 2015 the Company issued 1,153,030,303 Common Shares in satisfaction of $174,500 of indebtedness.

REGEN BIOPHARMA, INC.

Common Stock

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 666,666  Common Shares for cash proceeds of $33,333 .

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 1,425,808 Common Shares valued at $307,956 for services .

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 25,000,000 Common Shares as Restricted Stock Awards to employees.

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 35,753,547 Common Shares in satisfaction of $1,003,575 of indebtedness.

Series A Preferred Stock

On March 11, 2015 stock dividend of 10,395,217 Series A Preferred shares was paid to Regen Biopharma, Inc.’s common shareholders of record as of March 10, 2015. Common shareholders received one share of Series A Preferred Stock for every 10 shares of Regen Biopharma, Inc. common Stock owned as of the Record Date.

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 10,000,000 Series A Preferred shares as Restricted Stock Awards to employees.

On March 17, 2015 Regen Biopharma, Inc. issued 1,000,000 shares of its Series A Preferred Stock to Thomas Ichim, Regen Biopharma, Inc.’s Chief Scientific Officer, as partial consideration for the sale to Regen Biopharma, Inc. by Ichim of all right, title, and interest in and to the certain invention (hereinafter “Invention”) entitled “Gene Silencing of the Brother of the Regulator of Imprinted Sites” for which a U.S. Patent Number, 8,263,571, issued by the United States Patent and Trademark Office on September 11, 2011

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 34,753,547 shares of its Series A Preferred Stock in accordance with the terms and conditions of convertible notes issued.

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 4,500,00 shares of its Series A Preferred Stock for services .

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 333,333 shares of its Series A Preferred Stock for cash proceeds of $16,667

NOTE 12. SUBSEQUENT EVENTS

On October 2, 2015 the Company issued 382,657,778 of its Common Shares in satisfaction of $63,138 of convertible indebtedness.

On November 13, 2015, the Company amended the Certificate of Incorporation of the Company as follows:

Striking out Articles Four (4.) thereof and substituting in lieu of said Article the following new Article:

""FOURTH. The total number of shares of stock which this corporation is authorized to issue is:

Eight Billion (8,000,000,000) shares of Common Stock with a par value of $0.0001 each; and Twenty Million (20,000,000) shares of Preferred Stock with a par value of $0.0001 each, Two Hundred Thousand (200,000) shares of Non Voting Preferred Stock with a par value of $1.00 each

Non Voting Convertible Preferred Stock shall convert at the option of the holder into shares of the corporation’s common stock at a conversion price equal to seventy percent (70%) of the lowest Closing Price for the five (5) trading days immediately preceding written receipt by the corporation of the holder’s intent to convert.

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

On December 15,2015 the Company issued 273,476,806 of its Common Shares in satisfaction of $30,082 of convertible indebtedness.

On October 28, 2015 Regen issued 3,333,334 of its common shares (“Shares”) for cash consideration of $166,666.

On November 20, 2015 Regen issued 2,200,000 of its common shares (“Shares”) for cash consideration of $55,000.

On December 29,2015 Regen issued 4,000,000 of its common shares ( Shares”) for cash consideration of $100,000

On October 28, 2015 Regen issued 1,666,667 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $83,333.

On October 28, 2015 Regen issued 11,000,000 of its shares of Series A Preferred Stock (“Shares”) to Dr. Harry Lander, Regen’s President, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

On November 20, 2015 Regen issued 400,000 of its shares of Series A Preferred Stock (“Shares”) as consideration for nonemployee services.

On November 20, 2015 Regen issued 2,200,000 of its shares of Series A Preferred Stock (“Shares”) for cash consideration of $55,000.

On December 29, 2015 Regen issued 4,000,000 of its Series A Preferred Stock ( Shares”) for cash consideration of $100,000.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

David R. Koos has served as Chairman of the Board of Directors, Chief Executive Officer, Secretary, and Treasurer of Regen since April 24, 2012. David R. Koos has served as president of Regen from the period beginning May 29, 2013 and ending April 30, 2015 . David R. Koos has served as Acting Chief Financial Officer of Regen for the period beginning April 24, 2012 and ending February 11, 2015.

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

Executive Compensation

SUMMARY COMPENSATION TABLE*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman and CEO	From October 1, 2013 to September 30, 2014	$300,000							$300,000
David Koos Chairman and CEO	From October 1, 2014 to September 30, 2015	$300,000		810250(a)					$1,102,000

 Does not include Compensation Accrued but Unpaid. As of September 30, 2015 David R. Koos is owed $570,321 in compensation accrued but unpaid by the Company and Regen.

(a)	Restricted Stock Awards Paid to Mr. Koos consist of 9,000,000 of Regen’s common shares vesting according to the terms and conditions of Mr. Koos Employment Agreement with Regen and 2,500,000 of Regen’s Preferred Shares vesting upon the same terms and conditions as common stock issued pursuant to Mr. Koos’ Employment Agreement with Regen.

David Koos is not party to an executed employment agreement with the Company. From April 2007 until October 2008 we had agreed to compensate David Koos $12,000 per month for his services, exclusive of any bonuses or benefits. From October of 2008 to February 11, 2015, we have agreed to compensate David Koos $25,000 per month for his services, exclusive of any bonuses or benefits. From February 11, 2015 to the present we have agreed to compensate David Koos $10,000 per month for his services, exclusive of any bonuses or benefits

On February 11, 2015 Regen entered into a written employment agreement with its current Chief Executive Officer, Mr. David Koos whereby Mr. Koos shall serve as Chief Executive Officer of Regen (“Agreement”)

Pursuant to the Agreement, Mr. Koos shall be paid salary at the rate of $15,000 per month, payable in cash or shares of Regen common stock. Mr. Koos shall also receive 9,000,000 newly issued common shares of Regen which shall vest after 18 months of constant employment have expired from the date of the full execution of the Agreement . The term of the Agreement shall commence on February 11, 2015 and shall expire on February 11, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on  ___________ concerning shares of our stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Based on 4,889,075,005 shares issued and outstanding as of  December 29 , 2015.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	72,718,693 (a)	1.4%
Common	All Officers and Directors As a Group(a)	72,718,693 (a)	1.4%

(a)    Includes 4,159,085 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and 104,160  shares owned AFN Trust for which David Koos serves as Trustee and 54 shares owned by the BMXP Holdings Shareholder Business Trust. David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. .

The following table sets forth information as of the close of business on December 29, 2014, concerning shares of our preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of preferred stock.

Based on 2,063,821  shares issued and outstanding as of  December 29, 2015

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

Based on 725,409  shares  issued and outstanding as of  December 29, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Preferred	David R. Koos (a)(b) C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	96,012	13%
Series B Preferred	All Officers and Directors As a Group(c)	96,012	13%

(a)   Includes 9,171 Preferred Shares owned by BMXP Holdings Shareholder Business Trust.  David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. (b) Includes 58,935 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos  and 836 shares owned by  AFN Trust for which David Koos serves as Trustee.

The following table sets forth information as of the close of business on December 29, 2015  concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Based on 94,852 shares outstanding as of December 29, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	94,852	100%
Series AA Preferred	All Officers and Directors As a Group	94,852	100%

 The following table sets forth information as of the close of business on December 29, 2015  concerning shares of our Series AAA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Based on 40,000 shares outstanding as of December 29, 2015

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	94,852	100%
Series AA Preferred	All Officers and Directors As a Group	94,852	100%

No shares of our Non Voting Convertible Preferred stock was issued and outstanding as of the close of business on December 29,2015

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On June 23, 2015 Regen entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on the first anniversary of the effective date of the Agreement and each subsequent anniversary.

The abovementioned payments may be made, at Zander’s discretion, in cash or newly issued common stock of Zander or in common stock of Entest BioMedical Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, Zander shall pay to Regen royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, Zander will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by Zander from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

Zander is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen:

If Zander has not sold any Licensed Product by ten years of the effective date of the Agreement or Zander has not sold any Licensed Product for any twelve (12) month period after Zander’s first commercial sale of a Licensed Product.

The Agreement may be terminated by Zander with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Agreement may be terminated by Zander with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

On September 28, 2015 Zander caused to be issued to Regen 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen by Zander as a license initiation fee.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen.

Regen utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of Regen and Bio Matrix Scientific Group, Inc.. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

As of September 30, 2015 Entest Biomedical Inc. is indebted to Regen in the amount of $12,051. $12,051 lent by Regen to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2015 the Company is indebted to David Koos, the Company’s sole officer, in the amount of $141, 286.

These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum

As of September 30, 2015 Regen is indebted to David Koos, the Company’s sole officer, in the amount of $50.

These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of September 30, 2013 David Koos, the Company’s Chairman and Chief Executive Officer, is owed in aggregate by the Company and Regen $570,321 in compensation accrued but unpaid .

On March 6, 2015 Regen issued 227,632 of its common shares to Saguaro Capital Partners LLC, a company controlled by Todd S. Caven ,Regan’s Chief Financial Officer, as consideration for services rendered.

On November 2, 2015 Regen entered into an agreement (“Agreement”) with Thomas Ichim pursuant to the following terms and conditions.

Thomas Ichim shall render to Regen consulting services as set forth in a Consulting Services Letter (the “Supporting Documents”) and agrees to being referred to during the term of this Agreement under the title “Senior Research Consultant Thomas Ichim to Regen BioPharma, Inc.”. A Consulting Services Letter shall mean a document that describes Thomas Ichim’s consulting services and pricing for such services. In the event of a conflict between the terms contained in the Supporting Documents and this Agreement, the terms of this Agreement shall control, unless specifically agreed upon to the contrary in the Supporting Documents. Any and all Supporting Documents shall contain a clear and concise description of the services to be performed by the Thomas Ichim and an estimation of the cost to Regen for such services as well as the period of time required by the Thomas Ichim to complete such services. The Supporting Documents when executed by Thomas Ichim and Regen shall be incorporated into and made a part of this Agreement. Regen shall be under no obligation to execute any Consulting Services Letter. No Consulting Services Letter shall be binding upon Regen unless executed by Regen. The Term of the Agreement commences on November 2, 2015 and expires on November 2, 2016.

Thomas Ichim has served as Regen’s Chief Scientific Officer and Director of Research since June 15, 2012 and has served as a director since July 15, 2013. On October 30, 2015 Thomas Ichim resigned from his position as an officer and member of the Board of Directors of Regen due to health reasons.

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

Item 14. Principal Accounting Fees and Services.

The following sets forth the aggregate fees billed by Seale and Beers, CPAs :

Period beginning October 1, 2013 and ending September 30, 2014
Audit Fees	$10,000
Audit Related Fees	$9,000
Tax Fees	$—
Total Fees	$19,000

 The following sets forth the aggregate fees billed by Seale and Beers, CPAs

Period beginning October 1, 2014 and ending September 30, 2015
Audit Fees	$10,023
Audit Related Fees	$9000
Tax Fees	$—
Total Fees	$19,023

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

PART IV

Item 15. Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description
31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)
10.20	Settlement Agreement and Mutual Release (29)
3(1)(6)	Certificate of Designation Series AAA Preferred Stock (30)
10.21	Worldwide Property Assignment Agreement (31)
10.22	License Agreement (32)
10.23	Benitec License (33)
10.24	Termination letter Oregon health and Science University (34)
99.1	Letter from BAUMGARTNER PATENT LAW (35)
10.25	Agreement with Caven Investments LLC (36)
10.26	Independent Contractor Agreement between Dr. Eei Ping Min and Regen (37)
10.27	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 ( incorporated by Reference to Exhibit 10.27 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.28	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012( incorporated by Reference to Exhibit 10.28 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.29	Letter Agreement by and between David Suhy and Regen dated September 11 2013( incorporated by Reference to Exhibit 10.29 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.30	Stock Purchase Agreement dated June 24, 2014 ( incorporated by reference to Exhibit 10.1 of the company’s form 8-K dated November 7, 2014)
10.31	Assignment 12/17/2014 (incorporated by Reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2014)
10.32	Assignment 12/16/2014(incorporated by Reference to Exhibit 10.32 of the Company’s Form 10-K for the year ended September 30, 2014)
10.33	Assignment 11/20/2014(incorporated by Reference to Exhibit 10.33 of the Company’s Form 10-K for the year ended September 30, 2014)
10.34	Consulting Agreement Dr. Christine Ichim( incorporated by Reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended September 30, 2014)
10.35	Sublease (incorporated by Reference to Exhibit 10.35 of the Company’s Form 10-K for the year ended September 30, 2014)
10.38	StarCity Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated February 10, 2015)
10.39	Form of Note issued to LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q dated February 10, 2015)
10.40	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q dated February 10, 2015)
10.41	Form of Note issued to Dunhill (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q dated February 10, 2015) Ross

10.42	Caven Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 12, 2015)
10.43	Koos Agreement(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 12, 2015)
10.44	Form of Note issued to Colorado LLC(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 9, 2015)
10.45	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 9, 2015)
10.46	Form of Note issued to Revocable Trust(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 9, 2015)
10.47	Form of Note issued to Bio Technology Partners Business Trust(incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 9, 2015)
10.48	Form of Note issued to Minnesota LLC(incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated March 9, 2015)
10.49	Form of Note issued to David Koos(incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated March 9, 2015)
10.50	Form of Note issued to Dunhill Ross Partners, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated March 9, 2015)
10.51	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated March 9, 2015)
10.52	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated March 9, 2015)
10.53	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated March 9, 2015)
10.54	Ichim Agreement(incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K dated March 9, 2015)
10.55	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 23, 2015)
10.56	Form of $100,000 Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 23, 2015)
10.57	Vaini Agreement(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 26, 2015)
10.58	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 26, 2015)
10.59	Minev Letter Agreement(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 26, 2015)
10.60	Gronemeyer Letter Agreement(incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 26, 2015)
10.61	Form of Regen Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated May 11, 2015)
10.62	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated June 25, 2015)
10.63	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 25, 2015)
10.64	Lander Agreement(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 9, 2015)
3(i)CCCCXXX	Text of Amendment to Certificate of Incorporation ( incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed October 28, 2015)
3(i)VVVJJJ1	Text of Amendment to Certificate of Designation (incorporated by reference to Exhibit 3(i)(a) of the COmpany’s Form 8-K filed October 28, 2015)
10.65	Consulting Agreement (incorporated by reference to 10.1(a) of the Company’s Form 8-K dated November 4, 2015)
10.65	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 23, 2015)
10.66	Form of Unit Purchase Agreement 9/10/2015( incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 23, 2015)
10.67	Form of Unit Purchase Agreement 11/13/2015( incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated November 23, 2015)
10.68	Form of Unit Purchase Agreement 11/16/2015( incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated November 23, 2015)
10.69	Letter Agreement Lorraine Gudas( incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated November 23, 2015)
10.70	Letter Agreement Stefano Bertuzzi( incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated November 23, 2015)
10.71	Letter Agreement Francesco Marincola( incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated November 23, 2015)
10.72	Letter Agreement Ralph Nachman( incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated November 23, 2015)
10.73	Letter Agreement J. Baell (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated November 23, 2015)
10.73	Regen NCATS Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 16, 2015)
10.74	Form of Unit Purchase Agreement $100,000 12/3/2015
10.75	Form of Unit Purchase Agreement $100,000 12/14/2015
(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008
(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated A ugust 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012
(29)	incorporated by reference to Exhibit 10.1 of Form 10-Q filed march 12, 2013
(30)	incorporated by reference to Exhibit 3(1) of form 8-K dated April 30, 2013
(31)	incorporated by reference to Exhibit 10.1 of form 8-K dated June 11, 2013
(32)	incorporated by reference to Exhibit 10.2 of form 8-K dated June 11, 2013
(33)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 5, 2013
(34)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 9, 2013
(35)	incorporated by reference to Exhibit 99.1 of form 8-K dated August 9, 2013
(36)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 3, 2013
(37)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 23, 2013

73

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	President, Chairman, Chief Executive Officer
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on _________.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date:

74