Form 10-K/A
period 2015-09-30
Bio-Matrix Scientific Group, Inc.
filed 2016-01-08
CIK 1079282

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

Amendment No. 1

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commision File Number: 000-32201

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

1

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

EXPLANATORY NOTE

THIS AMENDMENT NO.1 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2015 (“FORM 10-K”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE FORM 10-K.

SIGNATURES

THE COMPANY HAS NOT MODIFIED OR UPDATED DISCLOSURES PRESENTED IN THE FORM 10-K, EXCEPT AS INDICATED ABOVE. ACCORDINGLY, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE FORM 10-K AND DOES NOT MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS, EXCEPT AS SPECIFICALLY REFERENCED HEREIN. INFORMATION NOT AFFECTED BY THE ABOVE AMENDMENTS IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE FORM 10-K.

2

EXHIBIT INDEX

Exhibit Number	Description
31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)
10.20	Settlement Agreement and Mutual Release (29)
3(1)(6)	Certificate of Designation Series AAA Preferred Stock (30)
10.21	Worldwide Property Assignment Agreement (31)
10.22	License Agreement (32)
10.23	Benitec License (33)
10.24	Termination letter Oregon health and Science University (34)
99.1	Letter from BAUMGARTNER PATENT LAW (35)
10.25	Agreement with Caven Investments LLC (36)
10.26	Independent Contractor Agreement between Dr. Eei Ping Min and Regen (37)
10.27	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 ( incorporated by Reference to Exhibit 10.27 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.28	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012( incorporated by Reference to Exhibit 10.28 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.29	Letter Agreement by and between David Suhy and Regen dated September 11 2013( incorporated by Reference to Exhibit 10.29 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.30	Stock Purchase Agreement dated June 24, 2014 ( incorporated by reference to Exhibit 10.1 of the company’s form 8-K dated November 7, 2014)
10.31	Assignment 12/17/2014 (incorporated by Reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2014)
10.32	Assignment 12/16/2014(incorporated by Reference to Exhibit 10.32 of the Company’s Form 10-K for the year ended September 30, 2014)
10.33	Assignment 11/20/2014(incorporated by Reference to Exhibit 10.33 of the Company’s Form 10-K for the year ended September 30, 2014)
10.34	Consulting Agreement Dr. Christine Ichim( incorporated by Reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended September 30, 2014)
10.35	Sublease (incorporated by Reference to Exhibit 10.35 of the Company’s Form 10-K for the year ended September 30, 2014)
10.38	StarCity Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated February 10, 2015)
10.39	Form of Note issued to LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q dated February 10, 2015)
10.40	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q dated February 10, 2015)
10.41	Form of Note issued to Dunhill (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q dated February 10, 2015) Ross

10.42	Caven Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 12, 2015)
10.43	Koos Agreement(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 12, 2015)
10.44	Form of Note issued to Colorado LLC(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 9, 2015)
10.45	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 9, 2015)
10.46	Form of Note issued to Revocable Trust(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 9, 2015)
10.47	Form of Note issued to Bio Technology Partners Business Trust(incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 9, 2015)
10.48	Form of Note issued to Minnesota LLC(incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated March 9, 2015)
10.49	Form of Note issued to David Koos(incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated March 9, 2015)
10.50	Form of Note issued to Dunhill Ross Partners, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated March 9, 2015)
10.51	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated March 9, 2015)
10.52	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated March 9, 2015)
10.53	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated March 9, 2015)
10.54	Ichim Agreement(incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K dated March 9, 2015)

10.55	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 23, 2015)
10.56	Form of $100,000 Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 23, 2015)

10.57	Vaini Agreement(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 26, 2015)
10.58	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 26, 2015)
10.59	Minev Letter Agreement(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 26, 2015)
10.60	Gronemeyer Letter Agreement(incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 26, 2015)
10.61	Form of Regen Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated May 11, 2015)
10.62	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated June 25, 2015)
10.63	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 25, 2015)
10.64	Lander Agreement(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 9, 2015)
3(i)CCCCXXX	Text of Amendment to Certificate of Incorporation ( incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed October 28, 2015)
3(i)VVVJJJ1	Text of Amendment to Certificate of Designation (incorporated by reference to Exhibit 3(i)(a) of the COmpany’s Form 8-K filed October 28, 2015)
10.65	Consulting Agreement (incorporated by reference to 10.1(a) of the Company’s Form 8-K dated November 4, 2015)

10.65	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 23, 2015)
10.66	Form of Unit Purchase Agreement 9/10/2015( incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 23, 2015)
10.67	Form of Unit Purchase Agreement 11/13/2015( incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated November 23, 2015)
10.68	Form of Unit Purchase Agreement 11/16/2015( incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated November 23, 2015)
10.69	Letter Agreement Lorraine Gudas( incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated November 23, 2015)
10.70	Letter Agreement Stefano Bertuzzi( incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated November 23, 2015)
10.71	Letter Agreement Francesco Marincola( incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated November 23, 2015)
10.72	Letter Agreement Ralph Nachman( incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated November 23, 2015)
10.73	Letter Agreement J. Baell (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated November 23, 2015)
10.73	Regen NCATS Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 16, 2015)
10.74	Form of Unit Purchase Agreement $100,000 12/3/2015 ( incorporated by reference to the Company’s Form 10-K filed 1-08-2016)
10.75	Form of Unit Purchase Agreement $100,000 12/14/2015 ( incorporated by reference to the Company’s Form 10-K filed 1-08-2016)

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008
(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated A ugust 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012
(29)	incorporated by reference to Exhibit 10.1 of Form 10-Q filed march 12, 2013
(30)	incorporated by reference to Exhibit 3(1) of form 8-K dated April 30, 2013
(31)	incorporated by reference to Exhibit 10.1 of form 8-K dated June 11, 2013
(32)	incorporated by reference to Exhibit 10.2 of form 8-K dated June 11, 2013
(33)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 5, 2013
(34)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 9, 2013
(35)	incorporated by reference to Exhibit 99.1 of form 8-K dated August 9, 2013
(36)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 3, 2013
(37)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 23, 2013

3

 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	President, Chairman, Chief Executive Officer
Date:	January 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date:	January 8, 2016

4