Form 10-Q
period 2015-12-31
Bio-Matrix Scientific Group, Inc.
filed 2016-02-02
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

There were 4,889,065,929 shares of Common Stock outstanding as of January 15, 2016.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of December 31, 2015	As of September 30, 2015
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	193,386	76,355
Prepaid Expenses	16,000	25,000
Note Receivable	12,051	12,051
Interest Receivable	1,681	1,381
Due from Former Subsidiary Employee	15,000
Total Current Assets	238,118	114,787

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	121,000	159,720
Total Other Assets	125,200	163,920

TOTAL ASSETS	363,318	278,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	169,769	167,977
Notes Payable	347,036	400,336
Bank Overdraft	0	0
Accrued Payroll	784,757	738,095
Accrued Payroll Taxes	48,316	44,485
Accrued Interest	337,721	324,750
Accrued Rent	10,000	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	211,675	231,507
Due to Affiliate	0	0
Due to Subsidiary Shareholder	50,000	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,965,274	1,923,150

Total Liabilities	1,965,274	1,923,150

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,063,821 issues and outstanding as of September 30 2015 and December 31, 2015	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of September 30, 2015 and December 31, 2015	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015 and December 31, 2015	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of December 31, 2015 and September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized and 4,232,931,345 issued and outstanding as of September 30, 2015, 8,000,000,000 shares authorized and4,889,065,929 shares issued and outstanding as of December 31, 2015	488,905	423,292
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2015	0	0
Additional Paid in capital	31,059,493	29,004,809
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	7,552,077	9,704,398
Accumulated Other Comprehensive Income (Loss)	(41,407,361)	(41,368,641)
Total Stockholders' Equity (Deficit) Biomatrix Scientific Group, Inc.	(1,797,238)	(1,726,494)
Noncontrolling Interest in subsidiary	195,283	82,050
Total Stockholders' Equity	(1,601,955)	(1,644,444)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	363,318	278,707

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended December 31, 2015	Quarter Ended December 31, 2014

REVENUES
	0	0
COST AND EXPENSES
Research and Development	105,321	2,237
General and Administrative	520,678	158,444
Consulting and Professional Fees	92,718	82,529
Rent	15,000	11,871
Total Costs and Expenses	733,717	255,081

OPERATING LOSS	(733,717)	(255,081)

OTHER INCOME & (EXPENSES)
Interest Income	300	260
Interest Expense	(12,971)	(14,571)
Loss on Settlement of Debt through Equity Issuance below Fair value	(169,234)	(587,500)
Loss on Settlement of Debt through Issuance of Common Shares of Regen Biopharma, Inc. below fair value	(1,163,313)	0
Interest Expense attributable to amortization of discount	(73,387)	0
Total Other Income & (Expense)	(1,418,605)	(601,811)

NET INCOME (LOSS)	(2,152,321)	(856,892)
Less:
(Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	1,566,831	94,603

NET INCOME (LOSS) available to common shareholders	(585,490)	(762,289)

BASIC AND FULLY DILUTED EARNINGS (LOSS)	$(0.0001)	$(0.0002)

Weighted average number of shares outstanding	4,659,467,826	3,432,648,195

The Accompanying Notes are an Integral Part of These Financial Statements

3

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter ended December 31,
	2014	2015
Net Income (Loss)	$(856,892)	$(2,152,321)
Add:
Unrealized Gains on Securities		—
Less:
Unrealized Losses on Securities	(2,000)	(38,720)
Total Other Comprehensive Income (Loss)	(2,000)	(38,720)
Comprehensive Income	$(858,892)	$(2,191,041)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended	Quarter Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(2,152,321)	(856,892)

Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Subsidiary Stock issued for services rendered by consultants	40	0
Interest Expense attributable to amortization of discount	73,387	0

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	9,000
Increase (Decrease) in Accounts Payable	1,792	(2,085)
Increase (Decrease) in Accrued Expenses	63,464	43,219
Increase (Decrease) in bank Overdraft		(6,137)
(Increase) Decrease in Interest Receivable	(300)	(260)
(Increase) Decrease in Due from Former Employee	(15,000)
Net Cash Provided by (Used in) Operating Activities	(2,019,938)	(822,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in Capital	247,722	72,440
Increase (Decrease) in due to subsidiary shareholder	50,000	20,000
Stock in subsidiary sold for cash	560,001
Principal borrowings (repayments) on notes and Convertible Debentures	(53,300)	217,321
Principal borrowings ( repayments) on Convertible Debentures	0
(Increase) Decrease in Deferred Financing Costs	0
Loss on Settlement of Debt through Equity Issuance	1,332,547	587,500
Net Cash Provided by (Used in) Financing Activities	2,136,970	897,261

Net Increase (Decrease) in Cash	117,031	75,106

Cash at Beginning of Period	76,355	502

Cash at End of Period	193,386	75,608

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$93,220	$117,500

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of December 31, 2015

The accompanying unaudited interim condensed consolidated financial statements of Bio-Matrix Scientific Group , Inc. (“Bio-Matrix ” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended September 30, 2015. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Through its controlled subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. As of December 31, 2015 The Company holds 15.6% of the equity and 65.7% of the voting power of Regen BioPharma, Inc. (“Regen”)

A. BASIS OF ACCOUNTING

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

The Company’s financial instruments as of December 31, 2015 consisted of Securities Available for Sale consisting of 8,066,667 common shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $12,051 .  The fair value of Securities Available for sale as of December 31, 2015 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31 , 2015 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended December 31, 2015.

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

NOTE 3. OPTIONS AND WARRANTS

As of December 31, 2015 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $33,429 ,962 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through December 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. During the quarter ended December 31, 2015 Regen raised $560,000 through the issuance of equity securities for cash.

NOTE 5. INCOME TAXES

As of December 31, 2015
Deferred tax assets:
Net operating tax carry forwards	$11,379,317
Other	-0-
Gross deferred tax assets	11,379,317
Valuation allowance	(11,379,317)

Net deferred tax assets	$-0-

As of December 31, 2015 the Company has a  Deferred Tax Asset of  $11,379,317 completely attributable to net operating loss carry forwards  of approximately $33,468,578 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $33,429,962   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2015 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $87,986. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of December 31, 2015 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $50. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month,

As of December 31, 2015 Entest Biomedical, Inc. is indebted to Regen in the amount of $12,051. $12,051 lent by Regen to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

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

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen Biopharma, Inc.

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE AND NOTES RECEIVABLE

December 31, 2015

Bio Technology Partners Business Trust (Company)	$14,000
Bio Technology Partners Business Trust (Regen)	$49,000
David R. Koos (Company)( Note 6)	$87,986
David R. Koos (Regen)( Note 6)	$50
The Sherman family Trust	$2,000
Bostonia Partners (Company)	$75,000
Bostonia Partners (Regen)	$119,000
Total	$347,036

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

$60,000 lent to Regen Biopharma, Inc. by Bostonia Partners is due and payable September 16, 2016 and bear simple interest at a rate of 10% per annum

$59,000 lent to Regen Biopharma, Inc. by Bostonia Partners is due and payable September 22, 2016 and bear simple interest at a rate of 10% per annum.

$40,000 lent to the Company by Bostonia Partners is due and payable September 2, 2016 and bear simple interest at a rate of 10% per annum.

$35,000 lent to the Company by Bostonia Partners is due and payable December 14, 2016 and bear simple interest at a rate of 10% per annum.

Convertible Notes	December 31, 2015

Scott Levine	50,000
Mike and Ofie Weiner	10,000
Mike and Ofie Weiner	18,400
Bio Technology Partners Business Trust	2,301
Star City Capital, LLC	206,780
Total	$287,481

$206,780 due and payable to Starcity Capital LLC (“Note”) bears no interest, is payable on April 1, 2016 and permits conversion at the Holder’s option into common shares of the Company under the following terms and conditions:

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

The amount by which the instrument’s as converted value exceeds the principal amount as of December 31, 2015 is $357,165.

$50,000 due and payable to Scott Levine bears simple interest at 12% per annum and is convertible into common shares of the company at $0.15 per share. The instrument became due and payable on November 14, 2009. No demand for payment has been made.

$10,000 due and payable to Mike and Ofie Weiner bears simple interest at 12% per annum and is convertible into common shares of the company at $0.15 per share. The instrument became due and payable on March 3, 2010. No demand for payment has been made.

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

As of December 31, 2015 the unamortized discount on convertible notes outstanding is $ 75,815.

NOTES RECEIVABLE

December 31, 2015
Entest Biomedical, Inc. (Note 6)	$12,051

Notes Receivable	$12,051

$12,051 lent by Regen Biopharma, Inc. to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2015:

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

Common stock, $ 0.0001 par value; 8,000,000,000 shares authorized: 4,889,065,929 shares issued and outstanding.

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

NOTE 10. INVESTMENT SECURITIES

As of the quarter ending September 30, 2012 the Company reclassified 66,667 (retroactively adjusted for reverse stock split.) common shares of Entest Biomedical, Inc. as Securities Available for Sale from Securities Accounted for under the Equity Method.

On September 28, 2015 Zander Theraputics, Inc. caused to be issued to Regen Biopharma, Inc. 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen Biopharma, Inc. by Zander Theraputics, Inc as a license initiation fee.

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of December 31, 2015.

NOTE 11. STOCK TRANSACTIONS

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On October 2, 2015 the Company issued 382,657,778 of its Common Shares in satisfaction of $63,138 of convertible indebtedness.

On December 15, 2015 the Company issued 273,476,806 of its Common Shares in satisfaction of $30,082 of convertible indebtedness.

REGEN BIOPHARMA, INC.

Common Stock

On October 28, 2015 Regen issued 3,333,334 of its Common Shares for cash consideration of $166,667.

On November 20, 2015 Regen issued 2,200,000 of its Common Shares for cash consideration of $55,000.

On December 29, 2015 Regen issued 4,000,000 of its Common Shares for cash consideration of $100,000.

Series A Preferred Stock

On October 28, 2015 Regen issued 1,666,667 shares of its Series A Preferred stock for cash consideration of $83,333.

On October 28, 2015 Regen issued 11,000,000 shares of its Series A Preferred stock to Dr. Harry Lander, Regen’s President and Chief Scientific Officer, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

On November 20, 2015 Regen issued 2,200,000 shares of its Series A Preferred stock for cash consideration of $55,000.

On November 20, 2015 Regen issued 400,000 shares of its Series A Preferred stock as consideration for nonemployee services.

On December 29, 2015 Regen issued 4,000,000 shares of its Series A Preferred stock for cash consideration of $100,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concern industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10Kfor the year ended September 30, 2015. All references to” We”, “Us”, “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.. All references to “Regen” refers to the Company’s controlled subsidiary Regen Biopharma, Inc.

 Material Changes in Financial Condition:

As of December 31, 2015 we had Cash of $193,386 and as of September 30, 2015 we had Cash of $76,355.

The increase in Cash of approximately 153.27% is primarily attributable to:

The sale of $560,000 of equity securities by Regen

The deposit with Regen of $50,000 by an investor in anticipation of purchasing the equity securities of Regen

Borrowing by the Company of $35,000 from a third party lender

Offset by:

Payment by Regen of $35,000 of principal indebtedness owed by Regen to an unaffiliated third party lender.

Payment by the Company of $53,300 of principal indebtedness owed by the Company to the Company’s Chief Executive Officer

Cash expended in the operation of the Company and Regen’s business.

As of December 31, 2015 we had Prepaid Expenses of $16,000 and as of September 30, 2015 we had Prepaid Expenses of $25,000.

The decrease in Prepaid Expenses of approximately 36% is primarily attributable to:

$10,000 of salary prepaid to Regen’s former Chief Scientific Officer having been reclassified during the quarter ended December 31, 2015 as amounts Due from Former Employee as a result of the resignation of Regen’s former Chief Scientific Officer during the quarter ended December 31, 2015

Offset by:

$1,000 in salary having been prepaid to an employee during the quarter ended December 31, 2015

As of December 31, 2015 we had Accrued Interest Receivable of $1,681 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381

The increase in of Accrued Interest Receivable of approximately 21.7% is attributable to interest accrued but unpaid during the three months ended December 31 , 2015 resulting from amounts due Regen by Entest Bio-Medical, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of the Company, Regen and Entest Bio-Medical, Inc.

As of December 31, 2015 we had Amounts Due from Former Employee of $15,000 and as of September 30, 2015 we had Amounts Due from Former Employee of $0.

The increase in Amounts Due from Former Employee is attributable to:

$10,000 of salary prepaid to Regen’s former Chief Scientific Officer having been reclassified during the quarter ended December 31, 2015 as amounts Due from Former Employee as a result of the resignation of Regen’s former Chief Scientific Officer during the quarter ended December 31, 2015.

$5,000 overpayment of salary due to Regen’s former Chief Scientific Officer during the quarter ended December 31, 2015.

As of December 31, 2015 we had Available for Sale Securities of $121,000 and as of September 30, 2015 we had Available for Sale Securities of $159,720

The decrease in Available for Sale Securities of 24.2% is attributable to unrealized losses recognized during the quarter ended December 31, 2015 on 8,000,000 common shares of Entest Biomedical, Inc. owned by Regen and 66,667 common shares of Entest Biomedical, Inc owned by the Company.

As of December 31,2015 we had Notes Payable of $347,036 and as of September 30, 2015 we had Notes Payable of $ 400,336.

The decrease in Notes Payable of approximately 13.31% is attributable to:

Payment by Regen of $35,000 of principal indebtedness owed by the Company to an unaffiliated third party lender.

Payment by the Company of $53,300 of principal indebtedness owed by the Company to the Company’s Chief Executive Officer

Offset by:

Borrowing by the Company of $35,000 from a third party lender

As of December 31, 2015 we had Accrued Payroll of $784,757 and as of September 30, 2015 we had Accrued Payroll of $738,095.

The increase in Accrued Payroll of approximately 6.3% is attributable to :

$45,162 in salary expense due to Regen’s President incurred but unpaid during the quarter ended December 31, 2015

$15,000 of salary expense due to David R. Koos, the Company’s sole officer, incurred but unpaid during the quarter ended December 31, 2015

Offset by:

the payment by Regen during the quarter ended December 31, 2015 of $13,500 of salary accrued but unpaid due to Regen’s Chief Financial Officer.

As of December 31, 2015 we had Accrued Payroll Taxes of $ 48,316 and as of September 30, 2015 we had Accrued Payroll Taxes of $ 44,485 ..

The increase in Accrued Payroll Taxes of approximately 8.6% is primarily attributable to employer tax obligations incurred but unpaid during the three months ended December 31, 2015.

As of December 31, 2015 we had Amounts Due to Shareholder of $50,000 and as of September 30, 2015 we had Amounts Due to Shareholder of $0.

The increase in Amounts Due to Shareholder is attributable to the deposit with Regen of $50,000 by an investor in anticipation of purchasing the equity securities of Regen.

Material Changes in Results of Operations

Revenues were -0- for the quarter ending December 31, 2015 and -0- for the same quarter ending 2014. Net Losses were $ 2,152,321 for the three months ended December 31, 2015. Net Losses were $ 856,892 for the same quarter ending 2014.

The increase in Net Losses of approximately 151% is primarily attributable to:

 the recognition of $1,163,313 of expenses recognized during the quarter ended December 31, 2015 resulting from the issuance for less than fair value of common shares of Regen sold by Regen for cash an increase in expenses related to General and Administrative, Research and Development, Rent and Consulting and professional Fees incurred during the quarter ended December 31, 2015 as compared to the same quarter ended 2014

The recognition by the Company of $73,387 of Interest Expense attributable to amortization of discount of beneficial conversion feature recognized on a convertible note

Offset by:

lower interest expenses incurred during the quarter ended December 31, 2015 as compared to the same quarter ended 2014 higher interest income earned during the quarter ended December 31, 2015 as compared to the same quarter ended 2014.

lower expenses recognized during the quarter ended December 31, 2015 resulting from the issuance for less than fair value of common shares of the Company as compared to the same quarter ended 2014.

Liquidity and Capital Resources

As of December 31, 2015 we had $193,386 cash on hand and current liabilities of $1,965,274 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable, Amounts due to Shareholder and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

The Company plans to meet cash needs through applying for governmental and non-governmental grants as well as selling its securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or non-governmental grant will be obtained by the Company despite the Company’s best efforts. As of February 19, 2014 Regen has identified the National Heart Lung and Blood Institute Clinical Trial Pilot Studies (R34) grant which provides up to $450,000 in funding over a period of three years as well as the Omnibus Solicitation of the NIH for Small Business Technology Transfer Grant Applications administered by the Small Business Innovation Research (SBIR) program of the National Institute of Health as grants for which Regen intends to apply. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the quarter ended December 31, 2015 Regen raised $560,000 through the sale of equity securities and the Company borrowed $35,000 from an unaffiliated third party lender.

As of December 31, 2015 the Company was not party to any binding agreements which would commit us to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on October 1, 2015 and ending December 31, 2015, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On October 2, 2016 the Company issued 382,657,778 of its Common Shares (“Shares”) in satisfaction of $63,138 of convertible indebtedness.

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

REGEN BIOPHARMA, INC.

Common Shares

On October 28, 2015 Regen issued 3,333,334 of its Common Shares (“Shares”) for cash consideration of $166,667.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On November 20, 2015 Regen issued 2,200,000 of its Common Shares (“Shares”) for cash consideration of $55,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On December 29, 2015 Regen issued 4,000,000 of its Common Shares (“Shares”) for cash consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

Series A Preferred Stock

On October 28, 2015 Regen issued 1,666,667 shares of its Series A Preferred stock (“Shares”) for cash consideration of $83,333.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes

On October 28, 2015 Regen issued 11,000,000 shares of its Series A Preferred stock (“Shares”) to Dr. Harry Lander, Regen’s President and Chief Scientific Officer, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

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

On November 20, 2015 Regen issued 2,200,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $55,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On November 20, 2015 Regen issued 400,000 shares of its Series A Preferred stock (“Shares”) as consideration for nonemployee services.

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

On December 29, 2015 Regen issued 4,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

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

Bio-Matrix Scientific Group, Inc.

Date: January 28, 2016	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer

