Form 10-K/A
period 2015-09-30
Bio-Matrix Scientific Group, Inc.
filed 2016-03-22
CIK 1079282

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

THIS AMENDMENT NO.2 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2015 (“FORM 10-K”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE FORM 10K.(“ORIGINAL FILING”)

ITEM 8

ITEM 9A

SIGNATURES

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2015	As of September 30, 2014

ASSETS
CURRENT ASSETS
Cash	76,355	502
Prepaid Expenses	25,000	15,000
Note Receivable	12,051	10,422
Interest Receivable	1,381	233
Total Current Assets	114,787	26,157

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	159,720	3,000
Total Other Assets	163,920	7,200

TOTAL ASSETS	278,707	33,357

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	167,977	158,492
Notes Payable	400,336	379,233
Bank Overdraft	0	6,137
Accrued Payroll	738,095	587,094
Accrued Payroll Taxes	44,485	51,117
Accrued Interest	324,750	271,495
Accrued Rent	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	231,507	97,701
Due to Affiliate	0	0
Due to Subsidiary Shareholder	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,923,150	1,557,269

Total Liabilities	1,923,150	1,557,269

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 2063821 issues and outstanding as of
September 30 2015 and September 30, 2014	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares autorized
94,852 issued and outstanding as of September 30, 2015 and
September 30, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized
40,000 shares issued and aiutstanding as of September 30, 2015 and September 30, 2014	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of September 30, 2014 and
September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized;
4,232,931,345 and 3,079,900,942 issued and outstanding as of
September 30, 2015 and September 30 , 2014 respectively	423,292	307,989
Non Voting Converible Preferred Stock ($1 Par value)
200,000 shares authorized; 0 shares issued and outstanding
as of September 30, 2015 and September 30, 2014	0	0
Additional Paid in capital	29,004,809	16,510,439
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	9,704,398	22,461,356
Accumulated Other Comprehensive Income (Loss)	(41,368,641)	(41,333,361)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,726,494)	(1,543,929)
Noncontrolling Interest in subsidiary	82,050	20,017
Total Stockholders' Equity	(1,644,444)	(1,523,912)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	278,707	33,357

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended 9/30/2015	Year ended 9/30/2014

REVENUES	192,000	0

COST AND EXPENSES
Research and Development	282,295	23,867
General and Administrative	1,430,553	599,234
Consulting and Professional Fees	587,470	246,214
Rent	58,071	0
Total Costs and Expenses	2,358,389	869,315

OPERATING LOSS	(2,166,389)	(869,315)

OTHER INCOME & (EXPENSES)
Interest Income	1,148	233
Interest Expense	(56,063)	(35,136)
Other Income
Loss on Settlement of Debt through Equity Issuance below Fair value	(942,015)	(1,112,230)
Loss on Settlement of Debt through issuance of Common Shares of Regen Biopharma, Inc. below fair value	(9,191,857)	0
Interest Expense attributable to amortization of discount	(150,806)	0
Expense Related to issuance of Convertible Debt to Star City	(247,500)	0
Preferred Shares of Regen Biopharma, Inc. issued pursuant
to contractual obligations	(3,475)	0
Other Income	0	490
Other Expenses	0	(65,000)
Total Other Income & (Expense)	(10,590,568)	(1,211,643)

NET INCOME (LOSS)	(12,756,958)	(2,080,958)
Less:
(Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	8,977,733	226,234

NET INCOME (LOSS) available to common shareholders	(3,779,225)	(1,854,724)

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$(0.001)	(0.001)
Weighted average number of shares outstanding	2,855,088,489	2,865,048,153

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year ended 9/30/2015	Year ended 9/30/2014

Net Income (Loss)	$(12,756,958)	$(2,080,958)
Add:
Unrealized Gains on Securities		–
Less:
Unrealized Losses on Securities
Total Other Comprehensive Income (Loss)	(35,280)	(4,000)
Comprehensive Income	$(12,792,238)	$(2,084,958)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(12,756,958)	(2,080,958)
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Stock issued by licensee to subsidiary in payment of services	(192,000)
Stock issued for services rendered by consultants		26,180
Stock issued for interest		3,570
Stock issued for expenses		48,000
Interest Expense attributable to amortization of discount	150,806

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,000)
Increase (Decrease) in Accounts Payable	9,484	19,920
Increase (Decrease) in Accrued Expenses	207,624	12,397
Increase (Decrease) in bank Overdraft	(6,137)	6,137
(Increase) Decrease in Interest Receivable	(1,148)	(233)
Increase (Decrease) in Due to Affiliate		(34,895)
(Increase) Decrease in Note Recievable	(1,629)	(10,422)

Net Cash Provided by (Used in) Operating
Activities	(12,599,958)	(2,010,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash		100000
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

J. REVENUE RECOGNITION

Sales of products and related costs of products sold are recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing and shipment of products.

The Company determines the amount and timing of royalty revenue based on its contractual agreements with intellectual property licensees. The Company recognizes royalty revenue when earned under the terms of the agreements and when the Company considers realization of payment to be probable. Where royalties are based on a percentage of licensee sales of royalty-bearing products, the Company recognizes royalty revenue by applying this percentage to the Company’s estimate of applicable licensee sales. The Company bases this estimate on an analysis of each licensee’s sales results. Where warranted, revenue from licensees for contractual obligations such as License Initiation Fees are recognized upon satisfaction of all conditions required to be satisfied in order for that revenue to have been earned by the Company.

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

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities.

8,066,667	Common Shares of Entest Biomedical, Inc

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the year ended September 30, 2015
41,528,361	159,720	(51,368,641)	(35,280)

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2015 based on the framework in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on its assessment, management believes that, as of September 30, 2015, the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

28

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	President, Chairman, Chief Executive Officer
Date:	March 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	President, Chairman, Chief Executive Officer, Acting Chief Financial Officer
Date:	March 22, 2016

29