Form 10-Q/A
period 2015-12-31
Bio-Matrix Scientific Group, Inc.
filed 2016-03-22
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.1 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended December 31, 2015 and December 31, 2014.

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

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of December 31, 2015.

8,066,667	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended December 31, 2015
41,528,361	121,000	(41,407,361)	(38,720)

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

24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

Date: March 22, 2016	By:	/s/ David R. Koos
David R. Koos Chief Executive Officer

Bio-Matrix Scientific Group, Inc.

Date: March 22, 2016	By:	/s/ David R. Koos
David R. Koos Acting Chief Financial Officer

25