Form 10-K/A
period 2015-09-30
Bio-Matrix Scientific Group, Inc.
filed 2016-04-15
CIK 1079282

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

 Amendment No. 3

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

As of March 31, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC market was approximately $1,980,106.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2015	As of September 30, 2014

ASSETS
CURRENT ASSETS
Cash	76,355	502
Prepaid Expenses	25,000	15,000
Note Receivable	12,051	10,422
Interest Receivable	1,381	233
Total Current Assets	114,787	26,157

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	159,720	3,000
Total Other Assets	163,920	7,200

TOTAL ASSETS	278,707	33,357

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	167,977	158,492
Notes Payable	400,336	379,233
Bank Overdraft	0	6,137
Accrued Payroll	738,095	587,094
Accrued Payroll Taxes	44,485	51,117
Accrued Interest	324,750	271,495
Accrued Rent	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	231,507	97,701
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,923,150	1,557,269

Total Liabilities	1,923,150	1,557,269

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,063,821 issues and outstanding as of September 30 2015 and September 30, 2014	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of September 30, 2015 and September 30, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015 and September 30, 2014	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of September 30, 2014 and September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized; 4,232,931,345 and 3,079,900,942 issued and outstanding as of September 30, 2015 and September 30 , 2014 respectively	423,292	307,989
Non Voting Converible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and September 30, 2014	0	0
Additional Paid in capital	29,004,809	16,510,439
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	9,704,398	22,461,356
Accumulated Other Comprehensive Income (Loss)	(41,368,641)	(41,333,361)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,726,494)	(1,543,929)
Noncontrolling Interest in subsidiary	82,050	20,017
Total Stockholders' Equity	(1,644,444)	(1,523,912)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	278,707	33,357

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP, INC
CONSOLIDATED STATEMENT OF OPERATIONS
	Year ended 9/30/2015	Year ended 9/30/2014

REVENUES	192,000	0

COST AND EXPENSES
Research and Development	282,295	23,867
General and Administrative	1,430,553	599,234
Consulting and Professional Fees	587,470	246,214
Rent	58,071	0
Total Costs and Expenses	2,358,389	869,315

OPERATING LOSS	(2,166,389)	(869,315)

OTHER INCOME & (EXPENSES)
Interest Income	1,148	233
Interest Expense	(56,063)	(35,136)
Other Income
Loss on Settlement of Debt through Equity Issuance below
Fair value	(942,015)	(1,112,230)
Loss on Settlement of Debt through Issuance of Common
Shares of Regen Biopharma, Inc. below fair value	(9,191,857)	0
Interest Expense attributable to amortization of discount	(150,806)	0
Expense Related to issuance of Convertible Debt to Star City	(247,500)	0
Preferred Shares of Regen Biopharma, Inc. issued pursuant to contractual obligations	(3,475)	0
Other Income	0	490
Other Expenses	0	(65,000)
Total Other Income & (Expense)	(10,590,568)	(1,211,643)

NET INCOME (LOSS)	(12,756,958)	(2,080,958)
Less: (Net Income)Loss attributable to noncontrolling Interest Regen Biopharma, Inc.	8,977,733	226,234

NET INCOME (LOSS) available to common shareholders	(3,779,225)	(1,854,724)

BASIC AND FULLY DILUTED EARNINGS (LOSS)
	$(0.001)	(0.001)
Weighted average number of shares outstanding	2,855,088,489	2,865,048,153

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP, INC
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
	Year Ended September 30,
	2014	2015
Net Income (Loss)	$(2,080,958)	$(12,756,958)
Add:
Unrealized Gains on Securities	—	—
Less:
Unrealized Gains on Securities	(4,000)	(35,280)
Total Other Comprehensive Income (Loss)	(4,000)	(35,280)
Comprehensive Income	$(2,084,958)	$(12,792,238)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	30-Sep-15	30-Sep-14

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(12,756,958)	(2,080,958)
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Stock issued by licensee to subsidiary in payment of services	(192,000)
Stock issued for services rendered by consultants		26,180
Stock issued for interest		3,570
Stock issued for expenses		48,000
Interest Expense attributable to amortization of discount	150,806
Additional paid in Capital	1,010,650	300,000
Loss on Settlement of Debt through Equity Issuance	10,133,872	1,112,230
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,000)
Increase (Decrease) in Accounts Payable	9,484	19,920
Increase (Decrease) in Accrued Expenses	207,624	12,397
Increase (Decrease) in bank Overdraft	(6,137)	6,137
(Increase) Decrease in Interest Receivable	(1,148)	(233)
Increase (Decrease) in Due to Affiliate		(34,895)
(Increase) Decrease in Note Receivable	(1,629)	(10,422)
Net Cash Provided by (Used in) Operating Activities	(1,455,436)	(598,074)
CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash		100000
Stock in subsidiary sold for cash	50,000
Principal borrowings (repayments) on notes and Convertible Debentures	208,603	316,862
Principal borrowings ( repayments) on Convertible Debentures	1,272,686
(Increase) Decrease in Deferred Financing Costs		65000
Net Cash Provided by (Used in) Financing Activities	1,531,289	481,862

Net Increase (Decrease) in Cash	75,853	(116,212)

Cash at Beginning of Period	502	116,714

Cash at End of Period	76,355	502

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$157,500	$158,000
Common Shares of Regen Biopharma, inc. Issued for Debt	$1,002,686
Cash paid for Income tax	$0	$0

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2014 and 2015

		Series AA Preferred		Series B Preferred		Series AAA Preferred		Preferred		Common		Nonvoting Convertible Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Deficit Attributable to noncontrolling interest	Noncontrolling interest	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2013		94,852	9	725,409	73	40000	4	2,063,821	207	2,390,304,145	239,029	0	0	14,845,671	24,542,314		5,765	509,355	(41,329,361)	(1,186,934)
10/14/2013	Common Shares issued for Debt									120,000,000.0	12,000.0			32,500.0						44,500.0
11/4/2013	Common Shares issued to Consultant									200,000.0	20.0			360.0						380.0
11/13/2013	Common Shares issued for Debt									120,000,000.0	12,000.0									12,000.0
12/5/2013	Common Shares issued for Debt									150,000,000.0	15,000.0									15,000.0
12/5/2013	Common Shares issued to vendor									30,000,000.0	3,000.0			45,000.0						48,000.0
10/14/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000.0						100,000.0
11/15/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000.0						100,000.0
12/12/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000.0						100,000.0
	Loss recognized on issuance of shares for less than Fair Value													648,500.0						648,500.0
	Net Loss October 1 2013 to December 31 2013														(920,888.0)					(920,888.0)
	Accumulated Other Comprehensive Income (Loss)																		(4,000.0)	(4,000.0)
	Noncontrolling interest recognized													(6,597.0)			6,597.0			0.0
Balance December 31, 2013		94,852	9	725,409	73	40,000	4	2,063,821	207	2,810,504,145.0	281,049.5	0.0	0.0	15,865,434.0	23,621,426.0		12,362.0		(41,333,361.0)	(1,043,441.7)
1/23/2014	Common Stock issued for Debt									140,000,000.0	14,000.0			70.0						14,070.0
1/28/2014	Common Stock issued for Debt									500,000.0	50.0			950.0						1,000.0
	Loss recognized on issuance of shares for less than Fair Value													336,230.0						336,230.0
	Net Loss January 1 2014 to March 31 2014														(529,555.0)					(529,555.0)
	Accumulated Other Comprehensive Income (Loss)																		8,000.0	8,000.0

	Noncontrolling interest recognized													(82,664.0)			82,664.0			0.0
Balance March 31, 2014										2,951,004,145.0	295,099.5	0.0	0.0	16,120,020.0	23,091,871.0		95,026.0		(41,325,361.0)	(1,213,696.7)
	Net Loss January 1 2014 to March 31 2014														(246,447.0)					(246,447.0)
	Accumulated Other Comprehensive Income (Loss)																		(6,000.0)	(6,000.0)
	Noncontrolling interest recognized													47,466.0			(47,466.0)			0.0
Balance June 30, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	2,951,004,145.0	295,099.5	0.0	0.0	16,167,486.0	22,845,424.0		47,560.0		(41,331,361.0)	(1,466,143.7)
7/1/2014	Common Shares issued for cash									45,000,000.0	4,500.0			95,500.0						100,000.0
8/12/2014	Common Shares issued to consultant									8,896,797.0	890.0			24,910.0						25,800.0
8/18/2014	Common Stock issued for Debt									37,500,000.0	3,750.0			33,750.0						37,500.0
8/27/2014	Common Stock issued for Debt									37,500,000.0	3,750.0			33,750.0						37,500.0
	Loss recognized on issuance of shares for less than fair value													127,500.0						127,500.0
	Net Loss July 1 2014 to September 30 2014														(384,068.0)					(384,068.0)
	Accumulated Other Comprehensive Income (Loss)																		(2,000.0)	(2,000.0)
	Noncontrolling interest recognized													27,543.0			(27,543.0)			0.0
Balance September 30, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	3,079,900,942.0	307,989.5	0.0	0.0	16,510,439.0	22,461,356.0		20,017.0	509,355.0	(41,333,361.0)	(1,523,911.7)
10/1/2014	Common Shares issued for debt									100,000,000.0	10,000.0			27,500.0						37,500.0
10/9/2014	Common Shares issued for debt									100,000,000.0	10,000.0			25,000.0						35,000.0
10/31/2014	Common Shares issued for debt									200,000,000.0	20,000.0									20,000.0
12/09/2014	Common Shares issued for debt									100,000,000.0	10,000.0									10,000.0
12/29/2014	Common Shares issued for debt									150,000,000.0	15,000.0									15,000.0
	sale of owned and issued shares of Regen Biopharma, Inc. during quarter ended 12/31/2015													50,000.0						50,000.0
10/30/2014	Shares of subsidiary issued to consultant													22,440.0						22,440.0
	Net Loss October 1, 2014 to December 31, 2014														(856,892.0)					(856,892.0)
	Accumulated Other Comprehensive Income (Loss)																		(2,000.0)	(2,000.0)
	Loss on issuance of securities for less than fair value during the quarter ended 12/31/2014													587,500.0						587,500.0
	Noncontrolling interest recognized													55,786.0			(55,786.0)			0.0
Balance December 31, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	3,729,900,942.0	372,989.5	0.0	0.0	17,278,665.0	21,604,464.0		(35,769.0)	509,355	(41,335,361.0)	(1,605,363.7)
2/10/2015	Common Shares issued for debt									103,030,303.0	10,303.0			6,697.0						17,000.0
2/27/2015	Common Shares issued for debt									200,000,000.0	20,000.0									20,000.0
	sale of owned and issued shares of Regen Biopharma, Inc. during quarter ended 3/31/2015													20,000.0						20,000.0
3/6/2015	Common Shares of subsidiary issued for services													140,000.0						140,000.0
3/6/2015	Common Shares of subsidiary issued for services													63,739.0						63,739.0
3/6/1015	Common Shares of subsidiary issued for debt													558,575.0						558,575.0
3/9/2015	Common Shares of subsidiary issued for debt													175,000.0						175,000.0
3/17/2015	Common Shares of subsidiary issued for debt													50,000.0						50,000.0
3/26/2015	Common Shares of subsidiary issued for debt													100,000.0						100,000.0
	Preferred Shares of subsidiary issued for Purchase of Patent													100.0						100.0
3/17/2015	Preferred Shares of subsidiary issued pursuant to contractual obligations													3,154.0						3,154.0
3/26/2015	Preferred Shares of subsidiary issued to Consultants for Services													420.0						420.0
	Recognition of Beneficial Conversion Feature, Convertible Note													300,000.0						300,000.0
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 3/31/2015													8,393,947.0						8,393,947.0
	Noncontrolling interest recognized													(467,943.0)			467,943.0			0.0
	Accumulated Other Comprehensive Income (Loss)																		1,000.0	1,000.0
	Regen Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2015													132,602.0						132,602.0
	Net Loss January 1 2015 to March 31 2015														(9,344,958.0)					(9,344,958.0)
Balance March 31, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,032,931,245.0	403,292.5	0.0	0.0	26,754,956.0	12,259,506.0		432,174.0	509,355	(41,334,361.0)	(974,784.7)
4/13/2015	Common Stock issued for Debt									200,000,000.0	20,000.0									20,000.0
4/14/2015	common Shares of subsidiary issued for debt													40,000.0						40,000.0
4/14/2015	Preferred Shares of subsidiary issued pursuant to contractual obligations													143.0						143.0
5/12/2104	Common Shares of subsidiary issued for Debt													15,000.0						15,000.0
5/18/2015	Common Shares of subsidiary issued for Debt													15,000.0						15,000.0
5/19/2015	Preferred Shares of subsidiary issued to Consultants for Services													20.0						20.0
5/19/2015	Common Shares of subsidiary issued for Debt													50,000.0						50,000.0
5/19/2015	Preferred Shares of subsidiary issued pursuant to contractual Obligations													178.0						178.0
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 6/30/2015													1,077,425.0						1,077,425.0
	Regen Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2015													247,588.0						247,588.0
	Noncontrolling interest recognized													216,981.0			(216,981.0)			0.0
	Accumulated Other Comprehensive Income (Loss)																		1,000.0	1,000.0
	Net Loss April 1 2015 to June 30 2015														(1,829,173.0)					(1,829,173.0)
Balance June 30, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,232,931,245.0	423,292.5	0.0	0.0	28,417,291.0	10,430,333.0		215,193.0	509,355.0	(41,333,361.0)	(1,337,603.7)
7/1/2015	Common Shares of subsidiary issued for services													61,836.0						61,836.0
8/17/2015	Common Shares of subsidiary issued for services													19,941.0						19,941.0
8/19/2015	Preferred Shares of subsidiary issued for services													10.0						10.0
9/18/2015	Common Shares of subsidiary issued for cash													33,333.0						33,333.0
9/18/2015	Preferred Shares of subsidiary issued for cash													16,667.0						16,667.0
	Regen Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2015													247,588.0						247,588.0
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 9/30/2015													75,000.0						75,000.0
	Noncontrolling interest recognized													133,143.0			(133,143.0)			0.0
	Accumulated Other Comprehensive Income (Loss)																		(35,280.0)	(35,280.0)
	Net Loss July 1 2015 to September 30 2015														(725,935.0)					(725,935.0)
Balance September 30, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,232,931,245.0	423,292.5	0.0	0.0	29,004,809.0	9,704,398.0		82,050.0	509,355	(41,368,641.0)	(1,644,443.7)

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

On September 28, 2015 Zander caused to be issued to Regen Biopharma, Inc. 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen Biopharma, Inc. by Zander as a license initiation fee. Regen Biopharma, Inc. recognized revenue of $192,000 equivalent to the fair value of 8,000,000 of the common shares of Entest Biomedical, Inc as of the date of issuance.

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen Biopharma, Inc..

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

September 30, 2014

Bio Technology Partners Business Trust (Company)	35,000
David R. Koos ( Company)( Note 6)	189,065
David R. Koos ( Regen)( Note 6)	30,168
The Sherman family Trust	125,000

Total	$379,233

September 30, 2015

Bio Technology Partners Business Trust (Company)	$14,000
Bio Technology Partners Business Trust (Regen)	$84,000
David R. Koos ( Company)( Note 6)	$141,286
David R. Koos ( Regen)( Note 6)	$50
The Sherman family Trust	$2,000
Bostonia Partners ( Company)	$40,000
Bostonia Partners ( Regen)	$119,000
Total	$400,336

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

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities.

8,066,667	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the year ended September 31, 2015
41,528,361	159,720	(41,368,641)	(35,280)

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

PART IV

Item 15. Exhibit Index

Exhibit Number	Description
31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.1	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)
10.2	Settlement Agreement and Mutual Release (29)
3(1)(6)	Certificate of Designation Series AAA Preferred Stock (30)
10.21	Worldwide Property Assignment Agreement (31)
10.22	License Agreement (32)
10.23	Benitec License (33)
10.24	Termination letter Oregon health and Science University (34)
99.1	Letter from BAUMGARTNER PATENT LAW (35)
10.25	Agreement with Caven Investments LLC (36)
10.26	Independent Contractor Agreement between Dr. Eei Ping Min and Regen (37)
10.27	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 ( incorporated by Reference to Exhibit 10.27 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.28	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012( incorporated by Reference to Exhibit 10.28 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.29	Letter Agreement by and between David Suhy and Regen dated September 11 2013( incorporated by Reference to Exhibit 10.29 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.3	Stock Purchase Agreement dated June 24, 2014 ( incorporated by reference to Exhibit 10.1 of the company’s form 8-K dated November 7, 2014)
10.31	Assignment 12/17/2014 (incorporated by Reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2014)
10.32	Assignment 12/16/2014(incorporated by Reference to Exhibit 10.32 of the Company’s Form 10-K for the year ended September 30, 2014)
10.33	Assignment 11/20/2014(incorporated by Reference to Exhibit 10.33 of the Company’s Form 10-K for the year ended September 30, 2014)
10.34	Consulting Agreement Dr. Christine Ichim( incorporated by Reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended September 30, 2014)
10.35	Sublease (incorporated by Reference to Exhibit 10.35 of the Company’s Form 10-K for the year ended September 30, 2014)
10.38	StarCity Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated February 10, 2015)
10.39	Form of Note issued to LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q dated February 10, 2015)
10.4	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q dated February 10, 2015)
10.41	Form of Note issued to Dunhill (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q dated February 10, 2015) Ross

10.42	Caven Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 12, 2015)
10.43	Koos Agreement(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 12, 2015)
10.44	Form of Note issued to Colorado LLC(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 9, 2015)
10.45	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 9, 2015)
10.46	Form of Note issued to Revocable Trust(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 9, 2015)
10.47	Form of Note issued to Bio Technology Partners Business Trust(incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 9, 2015)
10.48	Form of Note issued to Minnesota LLC(incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated March 9, 2015)
10.49	Form of Note issued to David Koos(incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated March 9, 2015)
10.5	Form of Note issued to Dunhill Ross Partners, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated March 9, 2015)
10.51	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated March 9, 2015)
10.52	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated March 9, 2015)
10.53	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated March 9, 2015)
10.54	Ichim Agreement(incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K dated March 9, 2015)

10.55	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 23, 2015)
10.56	Form of $100,000 Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 23, 2015)

10.57	Vaini Agreement(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 26, 2015)
10.58	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 26, 2015)
10.59	Minev Letter Agreement(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 26, 2015)
10.6	Gronemeyer Letter Agreement(incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 26, 2015)
10.61	Form of Regen Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated May 11, 2015)
10.62	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated June 25, 2015)
10.63	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 25, 2015)
10.64	Lander Agreement(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 9, 2015)
3(i)CCCCXXX	Text of Amendment to Certificate of Incorporation ( incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed October 28, 2015)
3(i)VVVJJJ1	Text of Amendment to Certificate of Designation (incorporated by reference to Exhibit 3(i)(a) of the Company’s Form 8-K filed October 28, 2015)
10.65	Consulting Agreement (incorporated by reference to 10.1(a) of the Company’s Form 8-K dated November 4, 2015)

10.65	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 23, 2015)
10.66	Form of Unit Purchase Agreement 9/10/2015( incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 23, 2015)
10.67	Form of Unit Purchase Agreement 11/13/2015( incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated November 23, 2015)
10.68	Form of Unit Purchase Agreement 11/16/2015( incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated November 23, 2015)
10.69	Letter Agreement Lorraine Gudas( incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated November 23, 2015)
10.7	Letter Agreement Stefano Bertuzzi( incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated November 23, 2015)
10.71	Letter Agreement Francesco Marincola( incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated November 23, 2015)
10.72	Letter Agreement Ralph Nachman( incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated November 23, 2015)
10.73	Letter Agreement J. Baell (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated November 23, 2015)
10.73	Regen NCATS Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 16, 2015)
10.74	Form of Unit Purchase Agreement $100,000 12/3/2015 ( incorporated by reference to the Company’s Form 10-K filed 1-08-2016)
10.75	Form of Unit Purchase Agreement $100,000 12/14/2015 ( incorporated by reference to the Company’s Form 10-K filed 1-08-2016)

1	Incorporated by reference to Form 10SB dated January 2, 2001
2	Incorporated by reference to Form SB-2 dated July31, 2007
3	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
4	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
5	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
6	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
7	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
8	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
9	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008
10	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
11	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
12	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
13	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
14	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
15	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
16	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
17	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
18	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
19	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
20	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
21	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
22	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
23	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
24	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
25	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
26	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
27	incorporated by reference to Exhibit 10.1 of Form 8-K dated A ugust 22, 2012
28	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012
29	incorporated by reference to Exhibit 10.1 of Form 10-Q filed march 12, 2013
30	incorporated by reference to Exhibit 3(1) of form 8-K dated April 30, 2013
31	incorporated by reference to Exhibit 10.1 of form 8-K dated June 11, 2013
32	incorporated by reference to Exhibit 10.2 of form 8-K dated June 11, 2013
33	incorporated by reference to Exhibit 10.1 of form 8-K dated August 5, 2013
34	incorporated by reference to Exhibit 10.1 of form 8-K dated August 9, 2013
35	incorporated by reference to Exhibit 99.1 of form 8-K dated August 9, 2013
36	incorporated by reference to Exhibit 10.1 of form 8-K dated September 3, 2013
37	incorporated by reference to Exhibit 10.1 of form 8-K dated September 23, 2013

30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	April 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Sole Director
Date:	April 15, 2016

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	April 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Accounting Officer
Date:	April 15, 2016

31