Form 10-Q/A
period 2015-12-31
Bio-Matrix Scientific Group, Inc.
filed 2016-04-15
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.2 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of December 31, 2015	As of September 30, 2015
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	193,386	76,355
Prepaid Expenses	16,000	25,000
Note Receivable	12,051	12,051
Interest Receivable	1,681	1,381
Due from Former Subsidiary Employee	15,000
Total Current Assets	238,118	114,787

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	121,000	159,720
Total Other Assets	125,200	163,920

TOTAL ASSETS	363,318	278,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	169,769	167,977
Notes Payable	347,036	400,336
Bank Overdraft	0	0
Accrued Payroll	784,757	738,095
Accrued Payroll Taxes	48,316	44,485
Accrued Interest	337,721	324,750
Accrued Rent	10,000	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	211,675	231,507
Due to Affiliate	0	0
Due to Subsidiary Shareholder	50,000	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,965,274	1,923,150

Total Liabilities	1,965,274	1,923,150

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2063821 issues and outstanding as of September 30 2015 and December 31, 2015	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of September 30, 2015 and December 31, 2015	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015 and December 31, 2015	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of December 31, 2015 and September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized and 4,232,931,345 issued and outstanding as of September 30, 2015, 8,000,000,000 shares authorized and 4,889,065,929 shares issued and outstanding as of December 31, 2015	488,905	423,292
Non Voting Converible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2015	0	0
Additional Paid in capital	31,059,493	29,004,809
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	7,552,077	9,704,398
Accumulated Other Comprehensive Income (Loss)	(41,407,361)	(41,368,641)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,797,238)	(1,726,494)
Noncontrolling Interest in subsidiary	195,283	82,050
Total Stockholders' Equity	(1,601,955)	(1,644,444)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	363,318	278,707

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONSOLIDATED STATEMENT OF OPERATIONS
	(Unaudited)
	Quarter Ended December 31, 2015	Quarter Ended December 31, 2014
REVENUES	—	—

COST AND EXPENSES
Research and Development	105,321	2,237
General and Administrative	520,678	158,444
Consulting and Professional Fees	92,718	82,529
Rent	15,000	11,871
Total Costs and Expenses	733,717	255,081

OPERATING LOSS	(733,717)	(255,081)

OTHER INCOME & (EXPENSES)
Interest Income	300	260
Interest Expense	(12,971)	(14,571)
Loss on Settlement of Debt through Equity Issuance below Fair value	(169,234)	(587,500)
Loss on Settlement of Debt through Issuance of Common Shares of Regen Biopharma, Inc. below fair value	(1,163,313)	—
Interest Expense attributable to amortization of discount	(73,387)	—
Total Other Income & (Expense)	(1,418,605)	(601,811)

NET INCOME (LOSS)	(2,152,321)	(856,892)
Less:
(Net Income)Loss attributable to noncontrolling interest Regen Biopharma, Inc.	1,566,831	94,603

NET INCOME (LOSS) available to common shareholders	(585,490)	(762,289)

BASIC AND FULLY DILUTED EARNINGS (LOSS)	(0)	(0)

Weighted average number of shares outstanding	4,659,467,826	3,432,648,195

The Accompanying Notes are an Integral Part of These Financial Statements

4

BIO MATRIX SCIENTIFIC GROUP, INC.
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

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	(unaudited)
	Quarter Ended	Quarter Ended
	31-Dec-15	31-Dec-14

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(2,152,321)	(856,892)
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Subsidiary Stock issued for services rendered by consultants	40	—
Interest Expense attributable to amortization of discount	73,387	—
Additional paid in Capital	247,722	72,440
Loss on Settlement of Debt through Equity Issuance	1,332,547	587,500

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	9,000
Increase (Decrease) in Accounts Payable	1,792	(2,085)
Increase (Decrease) in Accrued Expenses	63,464	43,219
Increase (Decrease) in bank Overdraft		(6,137)
(Increase) Decrease in Interest Receivable	(300)	(260)
(Increase) Decrease in Due from Former Employee	(15,000)

Net Cash Provided by (Used in) Operating Activities	(439,670)	(162,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in due to subsidiary shareholder	50,000	20,000
Stock in subsidiary sold for cash	560,001
Principal borrowings (repayments) on notes and
Convertible Debentures	(53,300)	217,321
Principal borrowings ( repayments) on Convertible Debentures	—
(Increase) Decrease in Deferred Financing Costs	—

Net Cash Provided by (Used in) Financing Activities	556,701	237,321

Net Increase (Decrease) in Cash	117,031	75,106

Cash at Beginning of Period	76,355	502

Cash at End of Period	193,386	75,608

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$93,220	$117,500

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

Management plans to raise additional funds by offering securities for cash. . During the quarter ended December 31, 2015 Regen raised $560,000 through the issuance of equity securities for cash.

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

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE AND NOTES RECEIVABLE

December 31, 2015

Bio Technology Partners Business Trust (Company)	$14,000
Bio Technology Partners Business Trust (Regen)	$49,000
David R. Koos ( Company)( Note 6)	$87,986
David R. Koos ( Regen)( Note 6)	$50
The Sherman family Trust	$2,000
Bostonia Partners ( Company)	$75,000
Bostonia Partners ( Regen)	$119,000
Total	$347,036

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

$40,000 lent to the Company by Bostonia Partners is due and payable September 2, 2016 and bear simple interest at a rate of 10% per annum.

$35,000 lent to the Company by Bostonia Partners is due and payable December 14, 2016 and bear simple interest at a rate of 10% per annum.

Convertible Notes 12/31/2015

50,000	Scott Levine
10,000	Mike and Ofie Weiner
18,400	Mike and Ofie Weiner
2,301	Bio Technology Partners Business Trust
206,780	Star City Capital, LLC
$287,481	Total

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

NOTE 11. STOCK TRANSACTIONS

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On October 2, 2016 the Company issued 382,657,778 of its Common Shares in satisfaction of $63,138 of convertible indebtedness.

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

