Form 10-K/A
period 2015-09-30
Bio-Matrix Scientific Group, Inc.
filed 2016-04-29
CIK 1079282

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K / A

 Amendment No. 4

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

EXPLANATORY NOTE:

THIS AMENDMENT NO. 4 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-K FOR THE PERIOD ENDED SEPTEMBER 30, 2015 (“FORM 10-K”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE FORM 10-K.(“ORIGINAL FILING”)

ITEM 7

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

Material Changes in Results of Operations

Revenues from continuing operations were $192,000 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014 . Net losses were$54,090,319 for the fiscal year ended September 30, 2015 and $2,080,958 for the same year ended 2014.

The increase in Net Loss of approximately 2,499% is primarily attributable to :

The recognition during the year ended September 30, 2015 of an Other than Temporary Impairment of $41,333,361 on common shares of Entest Biomedical, Inc. owned by the Company and classified as Available for Sale securities.

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

As discussed in Note 12 of the accompanying financial statements, the 2015 and 2014 consolidated financial statements have been restated to correct an error.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016, except for Note 12, as to which the date is April 27, 2016

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2015 (as restated)	As of September 30, 2014
ASSETS
CURRENT ASSETS
Cash	76,355	502
Prepaid Expenses	25,000	15,000
Note Receivable	12,051	10,422
Interest Receivable	1,381	233
Total Current Assets	114,787	26,157

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	159,720	3,000
Total Other Assets	163,920	7,200

TOTAL ASSETS	278,707	33,357

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	167,977	158,492
Notes Payable	400,336	379,233
Bank Overdraft	0	6,137
Accrued Payroll	738,095	587,094
Accrued Payroll Taxes	44,485	51,117
Accrued Interest	324,750	271,495
Accrued Rent	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	231,507	97,701
Due to Affiliate	0	0
Due to Subsidiary Shareholder	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,923,150	1,557,269

Total Liabilities		1,557,269

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,063,821 issues and outstanding as of September 30 2015 and September 30, 2014	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of September 30, 2015 and September 30, 2014	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015 and September 30, 2014	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of September 30, 2014 and September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized; 4,232,931,345 and 3,079,900,942 issued and outstanding as of September 30, 2015 and September 30, 2014 respectively	423,292	307,989
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and September 30, 2014	0	0
Additional Paid in capital	29,004,809	16,510,439
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	(31,628,963)	22,461,356
Accumulated Other Comprehensive Income (Loss)	(35,280)	(41,333,361)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,726,494)	(1,543,929)
Noncontrolling Interest in subsidiary	82,050	20,017
Total Stockholders' Equity	(1,644,444)	(1,523,912)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	278,707	33,357

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended 9/30/2015	Year ended 9/30/2014
	(as restated)

REVENUES	192,000	0

COST AND EXPENSES
Research and Development	282,295	23,867
General and Administrative	1,430,553	599,234
Consulting and Professional Fees	587,470	246,214
Rent	58,071	0
Total Costs and Expenses	2,358,389	869,315

OPERATING LOSS	(2,166,389)	(869,315)

OTHER INCOME & (EXPENSES)
Interest Income	1,148	233
Interest Expense	(56,063)	(35,136)
Other Income:
Loss on Settlement of Debt through Equity Issuance below Fair value	(942,015)	(1,112,230)
Loss on Settlement of Debt through Issuance of Common Shares of Regen Biopharma, Inc. below fair value	(9,191,857)	0
Interest Expense attributable to amortization of discount	(150,806)	0
Expense Related to issuance of Convertible Debt to Star City	(247,500)	0
Preferred Shares of Regen Biopharma, Inc. issued pursuant to contractual obligations	(3,475)	0
Other than Temporary Impairment
Available for Sale Securities	(41,333,361)
Other Income	0	490
Other Expenses	0	(65,000)
Total Other Income & (Expense)	(51,923,929)	(1,211,643)

NET INCOME (LOSS)	(54,090,319)	(2,080,958)
Less: (Net Income) Loss attributable to noncontrolling interes in Regen Biopharma, Inc.	8,977,733	226,234

NET INCOME (LOSS) available to common shareholders	(45,112,586)	(1,854,724)

BASIC AND FULLY DILUTED EARNINGS (LOSS)	$(0.016)	(0.001)
Weighted average number of shares outstanding	2,855,088,489	2,865,048,153

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended September 30,
	2014	2015 (as restated)
Net Income (Loss)	$(2,080,958)	$(54,090,319)
Add:
Unrealized Gains on Securities		—
Less:
Unrealized Losses on Securities	(4,000)	(35,280)
Total Other Comprehensive Income (Loss)	(4,000)	(35,280)
Comprehensive Income	$(2,084,958)	$(54,125,599)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2015 (as restated)	Year Ended September 30, 2014 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(54,090,319)	(2,080,958)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Stock issued by licensee to subsidiary in payment of services	(192,000)
Stock issued for services rendered by consultants		26,180
Stock issued for interest		3,570
Stock issued for expenses		48,000
Interest Expense attributable to amortization of discount	150,806
Additional paid in Capital	1,010,650	300,000
Loss on Settlement of Debt through Equity Issuance	10,133,872	1,112,230
Impairment on Available for Sale Securities	41,333,361
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,000)
Increase (Decrease) in Accounts Payable	9,484	19,920
Increase (Decrease) in Accrued Expenses	207,624	12,397
Increase (Decrease) in bank Overdraft	(6,137)	6,137
(Increase) Decrease in Interest Receivable	(1,148)	(233)
Increase (Decrease) in Due to Affiliate		(34,895)
(Increase) Decrease in Note Receivable	(1,629)	(10,422)

Net Cash Provided by (Used in) Operating Activities	(1,455,436)	(598,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash		100,000
Stock in subsidiary sold for cash	50,000	—
Principal borrowings (repayments) on notes and Convertible Debentures	208,603	316,862
Principal borrowings ( repayments) on Convertible Debentures	1,272,686
(Increase) Decrease in Deferred Financing Costs		65,000

Net Cash Provided by (Used in) Financing Activities	1,531,289	481,862

Net Increase (Decrease) in Cash	75,854	(116,212)

Cash at Beginning of Period	502	116,714

Cash at End of Period	76,355	502

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	157,500	158,000
Common Shares of Regen Biopharma, inc. Issued for Debt	1,002,686

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2014 and 2015

		Series AA Preferred		Series B Preferred		Series AAA Preferred		Preferred		Common		Nonvoting Convertible Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Deficit Attributable to noncontrolling interest	Noncontrolling interest	Contributed Capital	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2013		94,852	9	725,409	73	40,000	4	2,063,821	207	2,390,304,145	239,029	0	0	14,845,671	24,542,314		5,765	509,355	(41,329,361)	(1,186,934)
10/14/2013	Common Shares issued for Debt									120,000,000	12,000			32,500						44,500
11/4/2013	Common Shares issued to Consultant									200,000	20			360						380
11/13/2013	Common Shares issued for Debt									120,000,000	12,000									12,000
12/5/2013	Common Shares issued for Debt									150,000,000	15,000									15,000
12/5/2013	Common Shares issued to vendor									30,000,000	3,000			45,000						48,000
10/14/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000						100,000
11/15/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000						100,000
12/12/2013	Common Stock of subsidiary issued for Cash at $1.00 per share													100,000						100,000
	Loss recognized on issuance of shares for less than Fair Value													648,500						648,500
	Net Loss October 1 2013 to December 31 2013														(920,888)					(920,888)
	Accumulated Other Comprehensive Income (Loss)																		(4,000)	(4,000)
	Noncontrolling interest recognized													(6,597)			6,597			0
Balance December 31, 2013		94,852	9	725,409	73	40,000	4	2,063,821	207	2,810,504,145	281,049	0	0	15,865,434	23,621,426		12,362		(41,333,361)	(1,043,442)
1/23/2014	Common Stock issued for Debt									140,000,000	14,000			70						14,070
1/28/2014	Common Stock issued for Debt									500,000	50			950						1,000
	Loss recognized on issuance of shares for less than Fair Value													336,230						336,230
	Net Loss January 1 2014 to March 31 2014														(529,555)					(529,555)
	Accumulated Other Comprehensive Income (Loss)																		8,000	8,000

	Noncontrolling interest recognized													(82,664)			82,664			0
Balance March 31, 2014										2,951,004,145	295,099	0	0	16,120,020	23,091,871		95,026		(41,325,361)	(1,213,697)
	Net Loss January 1 2014 to March 31 2014														(246,447)					(246,447)
	Accumulated Other Comprehensive Income (Loss)																		(6,000)	(6,000)
	Noncontrolling interest recognized													47,466			(47,466)			0
Balance June 30, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	2,951,004,145	295,099	0	0	16,167,486	22,845,424		47,560		(41,331,361)	(1,466,144)
7/1/2014	Common Shares issued for cash									45,000,000	4,500			95,500						100,000
8/12/2014	Common Shares issued to consultant									8,896,797	890			24,910						25,800
8/18/2014	Common Stock issued for Debt									37,500,000	3,750			33,750						37,500
8/27/2014	Common Stock issued for Debt									37,500,000	3,750			33,750						37,500
	Loss recognized on issuance of shares for less than fair value													127,500						127,500
	Net Loss July 1 2014 to September 30 2014														(384,068)					(384,068)
	Accumulated Other Comprehensive Income (Loss)																		(2,000)	(2,000)
	Noncontrolling interest recognized													27,543			(27,543)			0
Balance September 30, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	3,079,900,942	307,989	0	0	16,510,439	22,461,356		20,017	509,355	(41,333,361)	(1,523,912)
10/1/2014	Common Shares issued for debt									100,000,000	10,000			27,500						37,500
10/9/2014	Common Shares issued for debt									100,000,000	10,000			25,000						35,000
10/31/2014	Common Shares issued for debt									200,000,000	20,000									20,000
12/09/2014 issuance 100m to Sherm $10,000 of debt	Common Shares issued for debt									100,000,000	10,000									10,000
12/29/2014	Common Shares issued for debt									150,000,000	15,000									15,000
	sale of owned and issued shares of Regen Biopharma, Inc. during quarter ended 12/31/2015													50,000						50,000
10/30/2014	Shares of subsidiary issued to consultant													22,440						22,440
	Net Loss October 1, 2014 to December 31, 2014														(856,892)					(856,892)
	Accumulated Other Comprehensive Income (Loss)																		(2,000)	(2,000)
	Loss on issuance of securities for less than fair value during the quarter ended 12/31/2014													587,500						587,500
	Noncontrolling interest recognized													55,786			(55,786)			0
Balance December 31, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	3,729,900,942	372,989	0	0	17,278,665	21,604,464		(35,769)	509,355	(41,335,361)	(1,605,364)
2/10/2015	Common Shares issued for debt									103,030,303	10,303			6,697						17,000
2/27/2015	Common Shares issued for debt									200,000,000	20,000									20,000
	sale of owned and issued shares of Regen Biopharma, Inc. during quarter ended 3/31/2015													20,000						20,000
3/6/2015	Common Shares of subsidiary issued for services													140,000						140,000
3/6/2015	Common Shares of subsidiary issued for services													63,739						63,739
3/6/1015	Common Shares of subsidiary issued for debt													558,575						558,575
3/9/2015	Common Shares of subsidiary issued for debt													175,000						175,000
3/17/2015	Common Shares of subsidiary issued for debt													50,000						50,000
3/26/2015	Common Shares of subsidiary issued for debt													100,000						100,000
	Preferred Shares of subsidiary issued for Purchase of Patent													100						100
3/17/2015	Preferred Shares of subsidiary issued pursuant to contractual obligations													3,154						3,154
3/26/2015	Preferred Shares of subsidiary issued to Consultants for Services													420						420
	Recognition of Beneficial Conversion Feature, Convertible Note													300,000						300,000
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 3/31/2015													8,393,947						8,393,947
	Noncontrolling interest recognized													(467,943)			467,943			0
	Accumulated Other Comprehensive Income (Loss)																		1,000	1,000
	Regen Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2015													132,602						132,602
	Net Loss January 1 2015 to March 31 2015														(9,344,958)					(9,344,958)
Balance March 31, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,032,931,245	403,292	0	0	26,754,956	12,259,506		432,174	509,355	(41,334,361)	(974,785)
4/13/2015	Common Stock issued for Debt									200,000,000	20,000									20,000
4/14/2015	common Shares of subsidiary issued for debt													40,000						40,000
4/14/2015	Preferred Shares of subsidiary issued pursuant to contractual obligations													143						143
5/12/2104	Common Shares of subsidiary issued for Debt													15,000						15,000
5/18/2015	Common Shares of subsidiary issued for Debt													15,000						15,000
5/19/2015	Preferred Shares of subsidiary issued to Consultants for Services													20						20
5/19/2015	Common Shares of subsidiary issued for Debt													50,000						50,000
5/19/2015	Preferred Shares of subsidiary issued pursuant to contractual Obligations													178						178
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 6/30/2015													1,077,425						1,077,425
	Regen Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2015													247,588						247,588
	Noncontrolling interest recognized													216,981			(216,981)			0
	Accumulated Other Comprehensive Income (Loss)																		1,000	1,000
	Net Loss April 1 2015 to June 30 2015														(1,829,173)					(1,829,173)
Balance June 30, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,232,931,245	423,292	0	0	28,417,291	10,430,333		215,193	509,355	(41,333,361)	(1,337,604)
7/1/2015	Common Shares of subsidiary issued for services													61,836						61,836
8/17/2015	Common Shares of subsidiary issued for services													19,941						19,941
8/19/2015	Preferred Shares of subsidiary issued for services													10						10
9/18/2015	Common Shares of subsidiary issued for cash													33,333						33,333
9/18/2015	Preferred Shares of subsidiary issued for cash													16,667						16,667
	Regen Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2015													247,588						247,588
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 9/30/2015													75,000						75,000
	Noncontrolling interest recognized													133,143			(133,143)			0
	Accumulated Other Comprehensive Income (Loss)																		(35,280)	(35,280)
	Recognition of Other than Temporary Impairment Available for Sale securities																		41,333,361	41,333,361
	Net Loss July 1 2015 to September 30 2015														(42,059,296)					(42,059,296)
Balance September 30, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,232,931,245	423,292	0	0	29,004,809	(31,628,963)		82,050	509,355	(35,280)	(1,644,443)

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $312,237 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $31,316,257 excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 20, 2015 Regen Biopharma, Inc. agreed to sublease 199 square feet of laboratory space located at 5310 Eastgate Mall, San Diego, CA 92121 from Human BioMolecular Research Institute (“Sublease Agreement”). Pursuant to the terms of the Sublease Agreement Regen Biopharma, Inc. will pay rent of $400 per month to Human BioMolecular Research Institute (“HBRI”) .. The term of the sublease shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. Regen Biopharma, Inc. terminated its sublease with Human BioMolecular Research Institute

On March 20, 2015 Regen Biopharma, Inc entered into a Research Agreement with HBRI wherein HBRI agreed to provide a variety of professional, scientific and technical services for the proper conduct of research by Regen Biopharma, Inc. and also to make available certain research equipment to Regen Biopharma, Inc. The term of the agreement shall be from March 9, 2015 to September 8, 2015 (a period of 6 months) and will automatically renew thereafter for the same 6 month term unless written notice is received by HBRI within 60 days prior to renewal. As consideration Regen Biopharma, Inc shall pay a monthly fee of $2,700 to HBRI over the term of the agreement. Regen Biopharma, Inc. terminated the aforementioned agreement with Human BioMolecular Research Institute.

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

As of September 30, 2015 the Company recognized an other than temporary impairment of $41,333,361 on 8,066,667 Common Shares of Entest Biomedical, Inc.

The Company concluded that such impairment should be recognized based primarily due to:

(a) History of recurring losses for Entest Biomedical, Inc.

(b) Large percentage decline in fair value during the Company’s period of ownership

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of September 30, 2015.

8,066,667	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss )realized during the year ended September 31, 2015
41,528,361	159,720	(35,280)	(35,280)

NOTE 11. STOCK TRANSACTIONS

BIO-MATRIX SCIENTIFIC GROUP, INC.:

During the fiscal year ended September 30, 2015 the Company issued 1,153,030,303 Common Shares in satisfaction of $174,500 of indebtedness.

REGEN BIOPHARMA, INC.

Common Stock

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 666,666 Common Shares for cash proceeds of $33,333.

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

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 4,500,00 shares of its Series A Preferred Stock for services .

During the year ended September 30, 2015 Regen Biopharma, Inc. issued 333,333 shares of its Series A Preferred Stock for cash proceeds of $16,667

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s annual consolidated financial statements, the Company determined that:

An other than temporary impairment of $41,333,361 on 8,066,667 Common Shares of Entest Biomedical, Inc. owned by the Company should be recognized as of September 30, 2015 due to the following factors:

(a)	History of recurring losses for Entest Biomedical, Inc.
(b)	Large percentage decline in fair value during the Company’s period of ownership

The line Items “Increase in Additional Paid in Capital” and “Loss on Settlement of Debt through Equity issuance” are to be categorized as “Adjustments to reconcile net Income to net cash (used in) provided by operating activities” in the Company’s statement of cash flow.

The following tables reflect the corrections:

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2015	Adjustments	As of September 30, 2015

	As originally Reported		Restated
ASSETS
CURRENT ASSETS
Cash	76,355		76,355
Prepaid Expenses	25,000		25,000
Note Receivable	12,051		12,051
Interest Receivable	1,381		1,381
Total Current Assets	114,787		114,787

OTHER ASSETS
Deposits	4,200		4,200
Available for Sale Securities	159,720		159,720
Total Other Assets	163,920		163,920

TOTAL ASSETS	278,707		278,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	167,977		167,977
Notes Payable	400,336		400,336
Bank Overdraft	0		0
Accrued Payroll	738,095		738,095
Accrued Payroll Taxes	44,485		44,485
Accrued Interest	324,750		324,750
Accrued Rent	10,000		10,000
Accrued Expenses	5,000		5,000
Convertible Note Payable Net of Unamortized Discount	231,507		231,507
Due to Affiliate	0		0
Due to Subsidiary Shareholder	0		0
Current portion, note payable to affiliated party	1,000		1,000
Total Current Liabilities	1,923,150		1,923,150

Total Liabilities

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 2063821 issues and outstanding as of
September 30 2015	207		207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of September 30, 2015
	9		9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized
40,000 shares issued and outstanding as of September 30, 2015	4		4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of and
September 30,2015	73		73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized;
4,232,931,345 issued and outstanding as of
September 30, 2015	423,292		423,292
Non Voting Convertible Preferred Stock ($1 Par value)
200,000 shares authorized; 0 shares issued and outstanding
as of September 30, 2015	0		0
Additional Paid in capital	29,004,809		29,004,809
Contributed Capital	509,355		509,355
Retained Earnings (Deficit)	9,704,398	(41,333,361)	(31,628,963)
Accumulated Other Comprehensive Income (Loss)	(41,368,641)	41,333,361	(35,280)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,726,494)		(1,726,494)
Noncontrolling Interest in subsidiary	82,050		82,050
Total Stockholders' Equity	(1,644,444)		(1,644,444)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	278,707		278,707

BIO MATRIX SCIENTIFIC GROUP, INC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended 9/30/2015 As originally presented	Adjustments	Year ended 9/30/2015 Restated

REVENUES	192,000		192,000
COST AND EXPENSES
Research and Development	282,295		282,295
General and Administrative	1,430,553		1,430,553
Consulting and Professional Fees	587,470		587,470
Rent	58,071		58,071
Total Costs and Expenses	2,358,389		2,358,389

OPERATING LOSS	(2,166,389)		(2,166,389)

OTHER INCOME & (EXPENSES)
Interest Income	1,148		1,148
Interest Expense	(56,063)		(56,063)
Other Income
Loss on Settlement of Debt through Equity Issuance below Fair value	(942,015)		(942,015)
Loss on Settlement of Debt through issuance of Common Shares of Regen Biopharma, Inc. below fair value	(9,191,857)		(9,191,857)
Interest Expense attributable to amortization of discount	(150,806)		(150,806)
Expense Related to issuance of Convertible Debt to Star City	(247,500)		(247,500)
Preferred Shares of Regen Biopharma, Inc. issued pursuant
to contractual obligations	(3,475)		(3,475)
Other than Temporary Impairment Available for Sale Securities		(41,333,361)	(41,333,361)
Other Income	0		0
Other Expenses	0		0
Total Other Income & (Expense)	(10,590,568)		(51,923,929)

NET INCOME (LOSS)	(12,756,958)	(41,333,361)	(54,090,319)
Less:
(Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	8,977,733		8,977,733

NET INCOME (LOSS) available to common shareholders	(3,779,225)	(41,333,361)	(45,112,586)

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$(0.001)	$(0.015)	$(0.016)
Weighted average number of shares outstanding	2,855,088,489		2,855,088,489

BIO MATRIX SCIENTIFIC GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended		Year Ended	Year Ended		Year Ended
	September 30, 2015		September 30, 2015	September 30, 2014		September 30, 2014
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(12,756,958)	(41,333,361)	(54,090,319)	(2,080,958)		(2,080,958)
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Stock issued by licensee to subsidiary in payment of services	(192,000)		(192,000)
Stock issued for services rendered by consultants				26,180		26,180
Stock issued for interest				3,570		3,570
Stock issued for expenses				48,000		48,000
Interest Expense attributable to amortization of discount	150,806		150,806
Impairment of Available for sale Securities		41,333,361	41,333,361
Additional Paid in Capital		1,010,650	1,010,650		300,000	300,000
Loss on Settlement of Debt through Equity issuance		10,133,872	10,133,872		1,112,230	1,112,230
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,000)		(10,000)
Increase (Decrease) in Accounts Payable	9,484		9,484	19,920		19,920
Increase (Decrease) in Accrued Expenses	207,624		207,624	12,397		12,397
Increase (Decrease) in bank Overdraft	(6,137)		(6,137)	6,137		6,137
(Increase) Decrease in Interest Receivable	(1,148)		(1,148)	(233)		(233)
Increase (Decrease) in Due to Affiliate				(34,895)		(34,895)
(Increase) Decrease in Note Recievable	(1,629)		(1,629)	(10,422)		(10,422)

Net Cash Provided by (Used in) Operating
Activities	(12,599,958)	11,144,522	(1,455,435)	(2,010,304)	1,412,230	(598,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash				100,000		100,000
Common Stock issued for cash
Common Stock issued for Debt
Common Stock issued for Accrued Salaries
Preferred Stock issued for Accrued Salaries
Common Stock issued pursuant to Contractual
Obligations
Additional paid in Capital	1,010,650	(1,010,650)	0	300,000	(300,000)	0
Increase (Decrease) in due to shareholder	0
Stock in subsidiary sold for cash	50,000		50,000
Principal borrowings (repayments) on notes and
Convertible Debentures	208,603		208,603	316,862		316,862
Principal borrowings ( repayments) on Convertible Debentures	1,272,686		1,272,686
(Increase) Decrease in Deferred Financing Costs				65,000		65,000
Loss on Settlement of Debt through Equity Issuance	10,133,872	(10,133,872)	0	1,112,230	(1,112,230)	0

Net Cash Provided by (Used in) Financing
Activities	12,675,811	(11,143,982)	1,531,289	1,894,092	(1,412,230)	481,863

Net Increase (Decrease) in Cash	75,853		75,853	(116,212)		(116,212)

Cash at Beginning of Period	502		502	116,714		116,714

Cash at End of Period	76,355		76,355	502		502

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$157,500		157,500	158,000		158,000
Common Shares of Regen Biopharma, inc. Issued for Debt	$1,002,686		1,002,686

Cash paid for Interest	$0		0	0		0
Cash paid for Income tax	$0		0	0		0

NOTE 13. SUBSEQUENT EVENTS

On October 2, 2015 the Company issued 382,657,778 of its Common Shares in satisfaction of $63,138 of convertible indebtedness.

On November 13, 2015, the Company amended the Certificate of Incorporation of the Company as follows:

Striking out Articles Four (4.) thereof and substituting in lieu of said Article the following new Article:

“"FOURTH. The total number of shares of stock which this corporation is authorized to issue is:

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

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	April 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Sole Director
Date:	April 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	April 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Accounting Officer
Date:	April 25, 2016

38