Form 10-Q/A
period 2015-12-31
Bio-Matrix Scientific Group, Inc.
filed 2016-04-29
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE:

THIS AMENDMENT NO.3 TO BIO-MATRIX SCIENTIFIC GROUP, INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2015 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of December 31, 2015 (unaudited) as restated	As of September 30, 2015
ASSETS
CURRENT ASSETS
Cash	193,386	76,355
Prepaid Expenses	16,000	25,000
Note Receivable	12,051	12,051
Interest Receivable	1,681	1,381
Due from Former Subsidiary Employee	15,000
Total Current Assets	238,118	114,787

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	121,000	159,720
Total Other Assets	125,200	163,920

TOTAL ASSETS	363,318	278,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	169,769	167,977
Notes Payable	347,036	400,336
Bank Overdraft	0	0
Accrued Payroll	784,757	738,095
Accrued Payroll Taxes	48,316	44,485
Accrued Interest	337,721	324,750
Accrued Rent	10,000	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	211,675	231,507
Due to Affiliate	0	0
Due to Subsidiary Shareholder	50,000	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	1,965,274	1,923,150

Total Liabilities	1,965,274	1,923,150

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2063821 issues and outstanding as of September 30 2015 and December 31, 2015	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of September 30, 2015 and December 31, 2015	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015 and December 31, 2015	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of December 31, 2015 and September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized and 4,232,931,345 issued and outstanding as of September 15, 2015, 8,000,000,000 shares authorized and 4,889,065,929 shares issued and outstanding as of December 31, 2015	488,905	423,292
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2015	0	0
Additional Paid in capital	31,059,493	29,004,809
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	(33,781,284)	(31,628,963)
Accumulated Other Comprehensive Income (Loss)	(74,000)	(35,280)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,797,238)	(1,726,494)
Noncontrolling Interest in subsidiary	195,283	82,050
Total Stockholders' Equity	(1,601,955)	(1,644,444)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	363,318	278,707

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

The Accompanying Notes are and Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP,INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended December 31, 2015 (as restated)	Quarter Ended December 31, 2015 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(2,152,321)	(856,892)
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Subsidiary Stock issued for services rendered by consultants	40	0
Interest Expense attributable to amortization of discount	73,387	0
Additional paid in Capital	247,722	72,440
Loss on Settlement of Debt through Equity Issuance	1,332,547	587,500

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	9,000
Increase (Decrease) in Accounts Payable	1,792	(2,085)
Increase (Decrease) in Accrued Expenses	63,464	43,219
Increase (Decrease) in bank Overdraft		(6,137)
(Increase) Decrease in Interest Receivable	(300)	(260)
(Increase) Decrease in Due from Former Employee	(15,000)

Net Cash Provided by (Used in) Operating
Activities	(439,670)	(162,215)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase ( Decrease) in due to subsidiary shareholder	50,000	20,000
Stock in subsidiary sold for cash	560,001
Principal borrowings (repayments) on notes and Convertible Debentures	(53,300)	217,321
Principal borrowings ( repayments) on Convertible Debentures	0
(Increase) Decrease in Deferred Financing Costs	0

Net Cash Provided by (Used in) Financing Activities	556,701	237,321

Net Increase (Decrease) in Cash	117,031	75,106

Cash at Beginning of Period	76,355	502

Cash at End of Period	193,386	75,608

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$93,220	$117,500

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $41,645,688 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $33,468,578 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through December 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Subsequent to the original issuance of the Company’s annual consolidated financial statements, the Company determined that:

An other than temporary impairment of $41,333,361 on 8,066,667 Common Shares of Entest Biomedical, Inc. owned by the Company should be recognized as of September 30, 2015 due to the following factors:

(a)	History of recurring losses for Entest Biomedical, Inc.
(b)	Large percentage decline in fair value during the Company’s period of ownership

8,066,667	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended December 31, 2015
41,528,361	121,000	(74,000)	(38,720)

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

On December 29, 2015 Regen issued 4,000,000 shares of its Series A Preferred stock for cash consideration of $100,000.

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s annual consolidated financial statements, the Company determined that:

An other than temporary impairment of $41,333,361 on 8,066,667 Common Shares of Entest Biomedical, Inc. owned by the Company should be recognized as of September 30, 2015 due to the following factors:

(c)	History of recurring losses for Entest Biomedical, Inc.
(d)	Large percentage decline in fair value during the Company’s period of ownership

The line Items “Increase in Additional Paid in Capital” and “Loss on Settlement of Debt through Equity issuance” are to be categorized as “Adjustments to reconcile net Income to net cash (used in) provided by operating activities” in the Company’s statement of cash flow.

The following tables reflect the corrections:

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of December 31, 2015	Adjustments	As of December 31 2015
	(as originally presented)		( restated)

ASSETS
CURRENT ASSETS
Cash	193,386		193,386
Prepaid Expenses	16,000		16,000
Note Receivable	12,051		12,051
Interest Receivable	1,681		1,681
Due from Former Subsidiary Employee	15,000		15,000
Total Current Assets	238,118		238,118

OTHER ASSETS
Deposits	4,200		4,200
Available for Sale Securities	121,000		121,000
Total Other Assets	125,200		125,200

TOTAL ASSETS	363,318		363,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	169,769		169,769
Notes Payable	347,036		347,036
Bank Overdraft	0		0
Accrued Payroll	784,757		784,757
Accrued Payroll Taxes	48,316		48,316
Accrued Interest	337,721		337,721
Accrued Rent	10,000		10,000
Accrued Expenses	5,000		5,000
Convertible Note Payable Net of Unamortized Discount	211,675		211,675
Due to Affiliate	0		0
Due to Subsidiary Shareholder	50,000		50,000
Current portion, note payable to affiliated party	1,000		1,000
Total Current Liabilities	1,965,274		1,965,274

Total Liabilities	1,965,274		1,965,274

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,063,821 issues and outstanding as December 31, 2015	207		207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding December 31, 2015	9		9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as December 31, 2015	4		4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of December 31, 2015	73		73
Common Stock ($.0001 par value) 8,000,000,000 shares authorized and4,889,065,929 shares issued and outstanding as of December 31, 2015	488,905		488,905
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of December 31, 2015	0		0
Additional Paid in capital	31,059,493		31,059,493
Contributed Capital	509,355		509,355
Retained Earnings (Deficit)	7,552,077	(41,333,361)	(33,781,284)
Accumulated Other Comprehensive Income (Loss)	(41,407,361)	41,333,361	(74,000)
Total Stockholders' Equity (Deficit) Biomatrix Scientific Group, Inc.	(1,797,238)		(1,797,238
Noncontrolling Interest in subsidiary	195,283		195,283
Total Stockholders' Equity	(1,601,955)		(1,601,955
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	363,318		363,318

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2015	Adjustments	As of September 30, 2015

	As originally Reported		Restated
ASSETS
CURRENT ASSETS
Cash	76,355		76,355
Prepaid Expenses	25,000		25,000
Note Receivable	12,051		12,051
Interest Receivable	1,381		1,381
Total Current Assets	114,787		114,787

OTHER ASSETS
Deposits	4,200		4,200
Available for Sale Securities	159,720		159,720
Total Other Assets	163,920		163,920

TOTAL ASSETS	278,707		278,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	167,977		167,977
Notes Payable	400,336		400,336
Bank Overdraft	0		0
Accrued Payroll	738,095		738,095
Accrued Payroll Taxes	44,485		44,485
Accrued Interest	324,750		324,750
Accrued Rent	10,000		10,000
Accrued Expenses	5,000		5,000
Convertible Note Payable Net of Unamortized Discount	231,507		231,507
Due to Affiliate	0		0
Due to Subsidiary Shareholder	0		0
Current portion, note payable to affiliated party	1,000		1,000
Total Current Liabilities	1,923,150		1,923,150

Total Liabilities

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized;
20,000,000 shares authorized; 2063821 issues and outstanding as of
September 30 2015	207		207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized
94,852 issued and outstanding as of September 30, 2015
	9		9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized
40,000 shares issued and outstanding as of September 30, 2015	4		4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized;
725,409 issued and outstanding as of and
September 30,2015	73		73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized;
4,232,931,345 issued and outstanding as of
September 30, 2015	423,292		423,292
Non Voting Convertible Preferred Stock ($1 Par value)
200,000 shares authorized; 0 shares issued and outstanding
as of September 30, 2015	0		0
Additional Paid in capital	29,004,809		29,004,809
Contributed Capital	509,355		509,355
Retained Earnings (Deficit)	9,704,398	(41,333,361)	(31,628,963)
Accumulated Other Comprehensive Income (Loss)	(41,368,641)	41,333,361	(35,280)
Total Stockholders' Equity (Deficit)Biomatrix Scientific Group, Inc.	(1,726,494)		(1,726,494)
Noncontrolling Interest in subsidiary	82,050		82,050
Total Stockholders' Equity	(1,644,444)		(1,644,444)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	278,707		278,707

	Quarter Ended		Quarter Ended
	December 31, 2015 (as originally presented)		December 31, 2015 (adjusted)
		Adjustments
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(2,152,321)		(2,152,321)

Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Subsidiary Stock issued for services rendered by consultants	40		40
Interest Expense attributable to amortization of discount	73,387		73,387

Additional paid in Capital		247,722	247,722
Loss on Settlement of Debt through Equity Issuance		1,332,547	1,332,547
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	9,000		9,000
Increase (Decrease) in Accounts Payable	1,792		1,792
Increase (Decrease) in Accrued Expenses	63,464		63,464
Increase (Decrease) in bank Overdraft
(Increase) Decrease in Interest Receivable	(300)		(300)
(Increase) Decrease in Due from Former Employee	(15,000)		(15,000)
Net Cash Provided by (Used in) Operating Activities	(2,019,938)	1,580,268	(439,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in Capital	247,722	(247,722)
Increase (Decrease) in due to subsidiary shareholder	50,000		50,000
Stock in subsidiary sold for cash	560,001		560,001
Principal borrowings (repayments) on notes and Convertible Debentures	(53,300)		(53,300)
Principal borrowings ( repayments) on Convertible Debentures	0		0
(Increase) Decrease in Deferred Financing Costs	0		0
Loss on Settlement of Debt through Equity Issuance	1,332,547	(1,332,547)
Net Cash Provided by (Used in) Financing Activities	2,136,970	(1,580,268)	556,701

Net Increase (Decrease) in Cash	117,031		117,031

Cash at Beginning of Period	76,355		76,355

Cash at End of Period	193,386		193,386

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$93,220		$93,220

	Quarter Ended		Quarter Ended
	December 31, 2014		December 31, 2014
	(restated)		(as originally presented)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(856,892)		(856,892)

Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Additional paid in Capital	72,440	72,440
Loss on Settlement of Debt through Equity Issuance	587,500	587,500

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses
Increase (Decrease) in Accounts Payable	(2,085		(2,085)
Increase (Decrease) in Accrued Expenses	43,219		43,219
Increase (Decrease) in bank Overdraft	(6,137		(6,137)
(Increase) Decrease in Interest Receivable	(260)		(260)
(
Net Cash Provided by (Used in) Operating Activities	(162215)	659940	(822,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in Capital		(72440)	72,440
Increase (Decrease) in due to subsidiary shareholder	20000		20,000

Principal borrowings (repayments) on notes and Convertible Debentures	217,321		217,321
Principal borrowings ( repayments) on Convertible Debentures

Loss on Settlement of Debt through Equity Issuance		(587,500)	587,500
Net Cash Provided by (Used in) Financing Activities	237321	(659,940)	897,261

Net Increase (Decrease) in Cash	75,106		75,106

Cash at Beginning of Period	502		502

Cash at End of Period	75,608		75,608

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$117,500		$117,500

The Accompanying Notes are an Integral Part of These Financial Statements

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

25

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

26