Form 10-Q
period 2016-03-31
Bio-Matrix Scientific Group, Inc.
filed 2016-05-09
CIK 1079282

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

There were 5,459,257,450 shares of Common Stock outstanding as of April 8, 2016.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of March 31 2016	As of September 30, 2015
	(unaudited)	(as restated)

ASSETS
CURRENT ASSETS
Cash	118,850	76,355
Prepaid Expenses	16,000	25,000
Note Receivable	12,051	12,051
Interest Receivable	1,978	1,381
Due from Former Subsidiary Employee	15,000
Total Current Assets	163,879	114,787

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	57,273	159,720
Total Other Assets	61,473	163,920

TOTAL ASSETS	225,352	278,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	162,907	167,977
Notes Payable	414,036	400,336
Bank Overdraft	0	0
Accrued Payroll	855,090	738,095
Accrued Payroll Taxes	44,491	44,485
Accrued Interest	350,407	324,750
Accrued Rent	15,000	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	228,044	231,507
Due to Affiliate	0	0
Due to Subsidiary Shareholder	0	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	2,075,975	1,923,150
Long Term Liabilities
Convertible Note Payable Net of Unamortized Discount	58,295	0
Total Long Term Liabilities	58,295	0
Total Liabilities	2,134,270	1,923,150

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,063,821 issued and outstanding as of September 30 2015 and March 31, 2016	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of September 30, 2015 and March 31, 2016	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015 and March 31, 2016	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of March 31, 2016 and September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized and 4,232,931,345 issued and outstanding as of September 30, 2015, 8,000,000,000 shares authorized and 5,459,248,374 shares issued and outstanding as of March 31, 2016	545,922	423,292
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and March 31, 2016	0	0
Additional Paid in capital	32,200,217	29,004,809
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	(35,079,059)	(31,628,963)
Accumulated Other Comprehensive Income (Loss)	(137,726)	(35,280)
Total Stockholders' Equity (Deficit) Biomatrix Scientific Group, Inc.	(1,960,998)	(1,726,494)
Noncontrolling Interest in subsidiary	52,080	82,050
Total Stockholders' Equity	(1,908,918)	(1,644,444)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	225,352	278,707

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP, INC
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

REVENUES
	0	0	0	0
COST AND EXPENSES
Research and Development	172,096	22,969	277,417	25,206
General and Administrative	466,958	336,286	987,635	494,730
Consulting and Professional Fees	114,869	303,666	207,587	386,195
Rent	15,000	15,000	30,000	26,871
Total Costs and Expenses	768,923	677,922	1,502,639	933,003

OPERATING LOSS	(768,923)	(677,922)	(1,502,639)	(933,003)

OTHER INCOME & (EXPENSES)
Interest Income	297	291	597	551
Interest Expense	(12,686)	(18,694)	(25,657)	(33,265)
Loss on Settlement of Debt through Equity Issuance below Fair value	(77,361)	(249,030)	(246,594)	(836,530)
Loss on Settlement of Debt through Issuance of Common Shares of Regen Biopharma, Inc. below fair value	(364,822)	(8,179,432)	(1,528,135)	(8,179,432)
Interest Expense attributable to amortization of discount	(74,281)	(4,032)	(147,668)	(4,032)
Preferred Shares of Regen Biopharma, Inc. issued pursuant to contractual obligations	—	(3,154)	—	(3,154)
Expense Related to issuance of Convertible Debt to Star City	—	(247,500)	—	(247,500)
Total Other Income & (Expense)	(528,852)	(8,701,551)	(1,947,457)	(9,303,362)

NET INCOME (LOSS)	(1,297,775)	(9,379,473)	(3,450,096)	(10,236,365)
Less: (Net Income)Loss attributable to noncontrolling interest Regen Biopharma, Inc.	927,081	7,117,519	2,493,912	7,212,122

NET INCOME (LOSS) available to common shareholders	(370,694)	(2,261,954)	(956,184)	(3,024,243)

BASIC AND FULLY DILUTED EARNINGS (LOSS)	$(0.0001)	$(0.0007)	$(0.0002)	$(0.0008)
Weighted average number of shares outstanding	5,092,829,323	3,172,885,208	4,903,011,524	3,663,947,530

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	Quarter ended	Quarter ended
	March 31, 2015	March 31, 2016

Net Income	(9,379,473)	(1,297,775)
Add:
Unrealized Gains on Securities	1,000
Less:
Unrealized Losses on Securities		(63,727)
Total Other Comprehensive Income (Loss)	1,000	(63,727)
Comprehensive Income	(9,378,473)	(1,361,502)

	Six Months ended	Six Months ended
	March 31, 2015	March 31, 2016

Net Income	(10,236,365)	(3,450,096)
Add:
Unrealized Gains on Securities
Less:
Unrealized Losses on Securities	(1,000)	(102,447)
Total Other Comprehensive Income (Loss)	(1,000)	(102,447)
Comprehensive Income	(10,237,365)	(3,552,543)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(3,450,096)	(10,236,365)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Subsidiary Stock issued for services rendered by consultants	40	—
Interest Expense attributable to amortization of discount	147,671	4,032
Additional paid in Capital	495,461	433,345
Impairment of Available for sale Securities	—	—
Loss on Settlement of Debt through Equity Issuance	1,774,729	9,015,962

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	9,000	—
Increase (Decrease) in Accounts Payable	(5,071)	187
Increase (Decrease) in Accrued Expenses	147,658	107,362
Increase (Decrease) in bank Overdraft	—	(6,137)
(Increase) Decrease in Interest Receivable	(597)	(551)
(Increase) Decrease in Due from Former Employee	(15,000)	—
Decrease (Increase) Note Receivable	—	(1,629)
Net Cash Provided by (Used in) Operating Activities	(896,206)	(683,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in due to subsidiary shareholder	—	—
Stock in subsidiary sold for cash	825,001	—
Principal borrowings (repayments) on notes and Convertible Debentures	13,700	90,453
Principal borrowings ( repayments) on Convertible Debentures	100,000	1,182,686
(Increase) Decrease in Deferred Financing Costs	—	—

Net Cash Provided by (Used in) Financing Activities	938,701	1,273,139

Net Increase (Decrease) in Cash	42,495	589,345

Cash at Beginning of Period	76,355	502

Cash at End of Period	118,850	589,847

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	150,237	37,000
Common Shares of Regen Biopharma, Inc. issued for debt	—	$882,686

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of March 31, 2016

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

Through its controlled subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. As of March 31, 2016 The Company holds 15 % of the equity and 64.7% of the voting power of Regen BioPharma, Inc. (“Regen”)

A. BASIS OF ACCOUNTING

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

The Company’s financial instruments as of March 31, 2016 consisted of Securities Available for Sale consisting of 8,066,667 common shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $12,051 .  The fair value of Securities Available for sale as of March 31, 2016 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended March 31, 2016 and March 31, 2015.

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

NOTE 3. OPTIONS AND WARRANTS

As of March 31, 2016 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $312,327 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $34,727,737 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through March 31, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. During the quarter ended December 31, 2015 Regen raised $560,000 through the issuance of equity securities for cash. During the quarter ended March 31, 2016 Regen raised $265,000  through the issuance of equity securities for cash and $100,000 through the issuance of convertible debentures.

NOTE 5. INCOME TAXES

As of March 31, 2016

Deferred tax assets:
Net operating tax carry forwards	$11,820,960
Other	-0-
Gross deferred tax assets	11,820,960
Valuation allowance	(11,820,960)
Net deferred tax assets	$-0-

As of March 31, 2016 the Company has a  Deferred Tax Asset of  $ 11,820,960 completely attributable to net operating loss carry forwards of approximately $34,766,353 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $34,727,737   attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2016 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $71,986. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of March 31, 2016 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $50. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month,

As of March 31, 2016 Entest Biomedical, Inc. is indebted to Regen in the amount of $12,051. $12,051 lent by Regen to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of March 31, 2016 Regen is indebted to Blackbriar Partners in the amount of $3,000. $3,000 lent to Regen by Blackbriar Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum. David R. Koos, the Chairman and Chief Executive Officer of the Company, also serves as the Chairman and CEO of Blackbriar Partners.

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

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE AND NOTES RECEIVABLE

March 31, 2016

Bio Technology Partners Business Trust (Company)	$14,000
Bio Technology Partners Business Trust (Regen)	$36,000
David R. Koos (Company)( Note 6)	$71,986
David R. Koos (Regen)( Note 6)	$50
The Sherman family Trust	$2,000
Bostonia Partners (Company)	$98,000
Bostonia Partners (Regen)	$189,000
Blackbriar Partners	$3,000
Total	$414,036

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

$20,000 lent to Regen by Bostonia Partners is due and payable February 19, 2017 and bear simple interest at a rate of 10% per annum.

$30,000 lent to Regen by Bostonia Partners is due and payable February 24, 2017 and bear simple interest at a rate of 10% per annum.

$20,000 lent to Regen by Bostonia Partners is due and payable March 8, 2017 and bear simple interest at a rate of 10% per annum.

$40,000 lent to the Company by Bostonia Partners is due and payable September 2, 2016 and bear simple interest at a rate of 10% per annum.

$35,000 lent to the Company by Bostonia Partners is due and payable December 14, 2016 and bear simple interest at a rate of 10% per annum.

$13,000 lent to the Company by Bostonia Partners is due and payable January 28, 2017 and bear simple interest at a rate of 10% per annum.

$10,000 lent to the Company by Bostonia Partners is due and payable March 23, 2017 and bear simple interest at a rate of 10% per annum.

$3,000 lent to Regen by Blackbriar Partners is due and payable February 19, 2017 and bear simple interest at a rate of 10% per annum.

$50,000	Scott Levine
$10,000	Mike and Ofie Weiner
$18,400	Mike and Ofie Weiner
$2,301	Bio Technology Partners Business Trust
$149,763	Star City Capital, LLC
$230,464	Total

$149,763 due and payable to Starcity Capital LLC (“Note”) bears no interest, is payable on April1, 2016 and permits conversion at the Holder’s option into common shares of the Company under the following terms and conditions:

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

The amount by which the instrument’s as converted value exceeds the principal amount as of March 31, 2016 is $149,763.

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

As of March 31, 2016 the unamortized discount on the Company’s convertible notes outstanding is $ 2,428.

Regen Biopharma, Inc.

On March 8, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of Regen into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

(a) For the period beginning on the Issue Date and ending 365 days subsequent to the Issue Date (“Year 1”) a 50% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).

(b) For the period beginning one day subsequent to the final day of Year One and ending 365 days subsequent to Year One (“Year 2”) a 35% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).

(c) For the period beginning one day subsequent to the final day of Year 2 and ending 365 days subsequent to Year 2 (“Year 3”) a 25% discount to the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day (as defined below) period ending on the latest complete Trading Day prior to the Conversion Date or ten cents per share (whichever is greater).

(d) “Trading Price” means the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Lender (i.e. Bloomberg) or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by Regen and the Lender. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Trading Volume” shall mean the number of shares traded on such Trading Day as reported by such Reporting Service. The Conversion Price shall be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Regen relating to the Lender’s securities.

Regen shall have the right, exercisable on not less than five (5) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

Upon closing of a Transaction Event the Lender shall receive 0 .10% ( one tenth of one percent)of the consideration actually received by Regen from an unaffiliated third party as a result of the closing of a Transaction Event.

“Transaction Event” shall mean either of:

(a) The sale by Regen of Regen’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by Regen to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize Regen’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of March 31, 2016 the unamortized discount on the convertible notes outstanding is $ 41,705. As of March 31, 2016 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of March 31, 2016 is $25,000.

NOTES RECEIVABLE

March 31, 2016
Entest Biomedical, Inc. (Note 6)	$12,051

Notes Receivable	$12,051

$12,051 lent by Regen Biopharma, Inc. to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2016:

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

Common stock, $ 0.0001 par value; 8,000,000,000 shares authorized: 5,459,248,374 shares issued and outstanding.

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

The Company concluded that such impairment should be recognized based primarily due to:

(a)	History of recurring losses for Entest Biomedical, Inc.
(b)	Large percentage decline in fair value during the Company’s period of ownership

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of March 31, 2016.

8,066,667	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the quarter ended March 31, 2016
195,000	57,273	(137,726)	(63,726)

NOTE 11. STOCK TRANSACTIONS

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On February 5, 2016 the Company issued 139,132,221 of its Common Shares in satisfaction of $13,913 of convertible indebtedness.

On February 16, 2016 the Company issued 203,411,136 of its Common Shares in satisfaction of $20,341 of convertible indebtedness.

On March 1, 2016 the Company issued 227,639,088 of its Common Shares in satisfaction of $22,763 of convertible indebtedness

REGEN BIOPHARMA, INC.

Common Stock

On January 28, 2016 Regen issued 2,000,000 of its Common Shares for cash consideration of $100,000.

On January 29, 2016 Regen issued 30,000 of its Common Shares for cash consideration of $750.

On February 2, 2016 Regen issued 270,000 of its Common Shares for cash consideration of $6,750.

On February 22, 2016 Regen issued 666,666 of its Common Shares for cash consideration of $33,333.

On February 22, 2016 Regen issued 1,000,000 of its Common Shares for cash consideration of $12,500.

Series A Preferred Stock

On January 28, 2016 Regen issued 1,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On January 29, 2016 Regen issued 300,000 shares of its Series A Preferred stock for cash consideration of $7,500.

On February 22, 2016 Regen issued 333,333 shares of its Series A Preferred stock for cash consideration of $16,666.

On March 22, 2016 the Company issued 3,000,000 shares of its Series A Preferred stock for cash consideration of $37,500.

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s annual consolidated financial statements, the Company determined that:

An other than temporary impairment of $41,333,361 on 8,066,667 Common Shares of Entest Biomedical, Inc. owned by the Company should be recognized as of September 30, 2015 due to the following factors:

(a)	History of recurring losses for Entest Biomedical, Inc.

(b)	Large percentage decline in fair value during the Company’s period of ownership

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2015	Adjustments	As of September 30, 2015
	As originally Reported		Restated

ASSETS
CURRENT ASSETS
Cash	76,355		76,355
Prepaid Expenses	25,000		25,000
Note Receivable	12,051		12,051
Interest Receivable	1,381		1,381
Total Current Assets	114,787		114,787

OTHER ASSETS
Deposits	4,200		4,200
Available for Sale Securities	159,720		159,720
Total Other Assets	163,920		163,920

TOTAL ASSETS	278,707		278,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	167,977		167,977
Notes Payable	400,336		400,336
Bank Overdraft	0		0
Accrued Payroll	738,095		738,095
Accrued Payroll Taxes	44,485		44,485
Accrued Interest	324,750		324,750
Accrued Rent	10,000		10,000
Accrued Expenses	5,000		5,000
Convertible Note Payable Net of Unamortized Discount	231,507		231,507
Due to Affiliate	0		0
Due to Subsidiary Shareholder	0		0
Current portion, note payable to affiliated party	1,000		1,000
Total Current Liabilities	1,923,150		1,923,150

Total Liabilities

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,063,821 issues and outstanding as of September 30 2015	207		207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of September 30, 2015	9		9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015	4		4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of and September 30, 2015	73		73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized; 4,232,931,345 issued and outstanding as of September 30, 2015	423,292		423,292
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015	0		0
Additional Paid in capital	29,004,809		29,004,809
Contributed Capital	509,355		509,355
Retained Earnings (Deficit)	9,704,398	(41,333,361)	(31,628,963)
Accumulated Other Comprehensive Income (Loss)	(41,368,641)	41,333,361	(35,280)
Total Stockholders' Equity (Deficit) Biomatrix Scientific Group, Inc.	(1,726,494)		(1,726,494)
Noncontrolling Interest in subsidiary	82,050		82,050
Total Stockholders' Equity	(1,644,444)		(1,644,444)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	278,707		278,707

NOTE 13: SUBSEQUENT EVENTS

On April 7, 2016 Regen issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to David Koos, Regen’s Chief Executive Officer, as consideration for efforts expended by Koos with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate..

On April 7, 2016 Regen issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Harry Lander , Regen’s President and Chief Scientific Officer, as consideration for efforts expended by Lander with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

On April 7, 2016 Regen issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Todd Caven , Regen’s Chief Financial Officer, as consideration for efforts expended by Caven with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

On April 7, 2016 Regen issued 1,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) in settlement of $10,000 of principal indebtedness.

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

Material Changes in Financial Condition:

As of March 31, 2016 we had Cash of $118,850 and as of September 30, 2015 we had Cash of $76,355.

The increase in Cash of approximately 55.6% is primarily attributable to:

The sale of $825,000 of equity securities by Regen Biopharma, Inc.

The sale of $100,000 of Convertible Debentures by Regen Biopharma, Inc.

Borrowings of $73,000 by Regen Biopharma, Inc.

Borrowings of $72,000 by the Company

Offset by:

Payment by Regen Biopharma, Inc. of $48,000 of principal indebtedness owed by Regen Biopharma, Inc. to an unaffiliated third party lender.

Payment by the Company of $83,300 of principal indebtedness owed to the Company’s Chairman and Chief Executive Officer.

Cash expended in the operation of the Company’s business.

As of March 31, 2016 we had Prepaid Expenses of $16,000 and as of September 30, 2015 we had Prepaid Expenses of $25,000.

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

$1,000 in salary having been prepaid to an employee during the quarter ended December 31, 2015

As of March 31, 2016 we had Accrued Interest Receivable of $1,978 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381

The increase in of Accrued Interest Receivable of approximately 43.23% is attributable to interest accrued but unpaid during the six months ended March 31 , 2016 resulting from amounts due Regen by Entest Bio-Medical, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of the Company, Regen and Entest Bio-Medical, Inc.

As of March 31, 2016 we had Amounts Due from Former Employee of $15,000 and as of September 30, 2015 we had Amounts Due from Former Employee of $0.

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

As of March 31, 2016 we had Available for Sale Securities of $57,273 and as of September 30, 2015 we had Available for Sale Securities of $159,720

The decrease in Available for Sale Securities of 64.2% is attributable to unrealized losses recognized during the six months ended March 31, 2016 on 8,000,000 common shares of Entest Biomedical, Inc. owned by Regen and 66,667 common shares of Entest Biomedical, Inc owned by the Company.

As of March 31, 2016 we had Accrued Payroll of $855,090 and as of September 30, 2015 we had Accrued Payroll of $738,095.

The increase in Accrued Payroll of approximately 15.8% is attributable to :

$75,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the six months ended March 31, 2016

$28,495 in salary expense due to Regen’s President incurred but unpaid during the six months ended March 31, 2016

$13,500 in salary expense due to Regen’s Chief Financial Officer incurred but unpaid during the six months ended March 31, 2016

As of March 31, 2016 we had Accrued Interest of $350,407 and as of September 30, 2015 we had Accrued Interest of $324,750.

The increase in Accrued Interest of approximately 7.9% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the six months ended March 31, 2016 but not yet paid.

As of March 31, 2016 we had Accrued Rent of $15,000 and as of September 30, 2015 we had Accrued Rent of $10,000.

The increase in Accrued Rent of 50% is attributable to:

Rental Expense accrued but unpaid for the months of January 2016, February 2016, and March 2016.

As of March 31, 2016 we had Convertible Notes Payable, net of unamortized discount of $286,339 and as of September 30, 2015 we had Convertible Notes Payable, net of unamortized discount of $231,507.

The increase in Convertible Notes Payable, net of unamortized discount of approximately 23.6% is attributable to:

(a)	The issuance by the regen of a convertible note in the face amount of $100,000 during the quarter ended March 31, 2016.
(b)	The amortization of $147,668 of beneficial conversion features recognized which are amortized under the Interest Method over the life of the Note

Offset by the conversion of $150,237 in principal indebtedness into common shares of the Company

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended March 31, 2016 and -0- for the three months ended March 31 , 2015. Net Losses were $1,297,775 for the three months ended March 31, 2016 and $9,379,473 for the same period ended 2015.

The decrease in Net Losses of approximately 86% is primarily attributable to the recognition of $8,179,432 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by Regen.

Revenues from operations were $0 for the six months ended March 31, 2016 and -0- for the six months ended March 31 , 2015. Net Losses were $10,236,365 for the six months ended March 31, 2015 and $3,450,096 for the same period ended 2016.

The decrease in Net Losses of approximately 66% is primarily attributable to the recognition of $8,179,432 of expenses recognized during the quarter ended March 31, 2015 resulting from the issuance for less than fair value of common shares in satisfactions of convertible notes issued by the Company.

Liquidity and Capital Resources

As of March 31, 2016 we had $118,850 cash on hand and current liabilities of $2,075,975 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the six months ended March 31, 2016 Regen raised $825,001 through the issuance of equity securities for cash and $100,000 through the issuance of convertible debentures.

As of March 31, 2016 the Company was not party to any binding agreements which would commit the Company to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on January 1, 2016 and ending March 31, 2016, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On February 5, 2016 the Company issued 139,132,221 of its Common Shares (“Shares”) in satisfaction of $13,913 of convertible indebtedness.

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

On February 16, 2016 the Company issued 203,411,136 of its Common Shares(”Shares”) in satisfaction of $20,341 of convertible indebtedness.

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

On March 1, 2016 the Company issued 227,639,088 of its Common Shares (“Shares”) in satisfaction of $22,763 of convertible indebtedness.

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

REGEN BIOPHARMA, INC.

Common Stock

On January 28, 2016 Regen issued 2,000,000 of its Common Shares (“Shares”) for cash consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On January 29, 2016 Regen issued 30,000 of its Common Shares (“Shares”) for cash consideration of $750.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On February 2, 2016 Regen issued 270,000 of its Common Shares (“Shares”) for cash consideration of $6,750.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On February 22, 2016 Regen issued 666,666 of its Common Shares (“Shares”)for cash consideration of $33,333.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On February22, 2016 Regen issued 1,000,000 of its Common Shares (“Shares”) for cash consideration of $12,500.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

Series A Preferred Stock

On January 28, 2016 Regen issued 1,000,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $50,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On January 29, 2016 Regen issued 300,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $7,500.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On February 22, 2016 Regen issued 333,333 shares of its Series A Preferred stock (“Shares”)for cash consideration of $16,666.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On March 22, 2016 the Company issued 3,000,000 shares of its Series A Preferred stock for cash consideration of $37,500.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On April 7, 2016 Regen issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to David Koos, Regen’s Chief Executive Officer, as consideration for efforts expended by Koos with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

On April 7, 2016 Regen issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Harry Lander , Regen’s President and Chief Scientific Officer, as consideration for efforts expended by Lander with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities.

On April 7, 2016 Regen issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Tod Caven , Regen’s Chief Financial Officer, as consideration for efforts expended by Caven with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the securities comprising the Shares stating that those securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of those securities.

On April 7, 2016 Regen issued 1,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) in settlement of $10,000 of principal indebtedness.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Convertible Note
10.2	David Koos Agreement (a)
10.3	Harry Lander Agreement (b)
10.4	Todd Caven Agreement (c)
(a)	Incorporated by reference to Exhibit 10.1 of that 8-K dated April 8, 2016
(b)	Incorporated by reference to Exhibit 10.2 of that 8-K dated April 8, 2016
(c)	Incorporated by reference to Exhibit 10.3 of that 8-K dated April 8, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	May 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Sole Director
Date:	May 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	May 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Accounting Officer
Date:	May 4, 2016

