Form 10-Q
period 2016-06-30
Bio-Matrix Scientific Group, Inc.
filed 2016-08-08
CIK 1079282

ECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2016

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

Yes ☒   No ☐

There were 5,746,386,628 shares of Common Stock outstanding as of June 30, 2016.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of June 30, 2016	As of September 30, 2015
	(unaudited)	(as restated)
ASSETS
CURRENT ASSETS
Cash	142,087	76,355
Prepaid Expenses	16,000	25,000
Note Receivable	12,051	12,051
Interest Receivable	2,278	1,381
Due from Former Subsidiary Employee	15,000
Total Current Assets	187,416	114,787

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	80,667	159,720
Total Other Assets	84,867	163,920

TOTAL ASSETS	272,283	278,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	289,743	167,977
Notes Payable	455,433	400,336
Bank Overdraft		0
Accrued Payroll	970,590	738,095
Accrued Payroll Taxes	43,343	44,485
Accrued Interest	364,971	324,750
Accrued Rent	15,000	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	201,759	231,507
Due to Affiliate	0	0
Due to Subsidiary Shareholder	0	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	2,346,839	1,923,150
Long Term Liabilities
Convertible Note Payable Net of Unamortized Discount	102,703	0
Total Long Term Liabilities	102,703	0
Total Liabilities	2,449,542	1,923,150

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,063,821 issues and outstanding as of September 30 2015 and June 30, 2016	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 94,852 issued and outstanding as of September 30, 2015 and June 30, 2016	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015 and June 30, 2016	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of June 30, 2016 and September 30,2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized and 4,232,931,345 issued and outstanding as of September 30, 2015, 8,000,000,000 shares authorized and 5,746,386,628 shares issued and outstanding as of June 30, 2016	574,636	423,292
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and June 30, 2016	0	0
Additional Paid in capital	34,187,995	29,004,809
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	(37,516,099)	(31,628,963)
Accumulated Other Comprehensive Income (Loss)	(114,333)	(35,280)
Total Stockholders' Equity (Deficit) Biomatrix Scientific Group, Inc.	(2,358,153)	(1,726,494)
Noncontrolling Interest in subsidiary	180,894	82,050
Total Stockholders' Equity	(2,177,259)	(1,644,444)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	272,283	278,707

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
REVENUES
	0	0	0	0
COST AND EXPENSES
Research and Development	208,285	68,081	485,702	93,287
General and Administrative	468,027	494,963	1,455,703	989,693
Consulting and Professional Fees	220,503	87,367	428,090	473,562
Rent	15,000	16,200	45,000	43,071
Total Costs and Expenses	911,815	666,611	2,414,495	1,599,614

OPERATING LOSS	(911,815)	(666,611)	(2,414,495)	(1,599,614)

OTHER INCOME & (EXPENSES)
Interest Income	300	297	897	848
Interest Expense	(16,586)	(11,726)	(42,223)	(44,991)
Loss on Settlement of Debt through Equity Issuance below Fair value	(28,714)	(140,000)	(275,308)	(976,530)
Loss on Settlement of Debt through Issuance of Shares of Regen Biopharma, Inc. below fair value	(1,473,490)	(937,425)	(3,001,625)	(9,116,857)
Interest Expense attributable to amortization of discount	(6,736)	(73,387)	(154,404)	(77,419)
Preferred Shares of Regen Biopharma, Inc. issued pursuant to contractual obligations	—	(321)	—	(3,475)
Expense Related to issuance of Convertible Debt to Star City				(247,500)
Total Other Income & (Expense)	(1,525,226)	(1,162,562)	(3,472,663)	(10,465,924)

NET INCOME (LOSS)	(2,437,040)	(1,829,173)	(5,887,157)	(12,065,538)

Less: (Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	2,050,663	1,274,739	4,544,575	8,486,861

NET INCOME (LOSS) available to common shareholders	(386,377)	(554,434)	(1,342,583)	(3,578,677)

BASIC AND FULLY DILUTED EARNINGS (LOSS)	$(0.0001)	$(0.0001)	$(0.0003)	$(0.0009)

Weighted average number of shares outstanding	5,572,801,694	4,160,041,891	5,127,490,145	3,817,242,852

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)
	Quarter ended	Quarter ended
	June 30, 2015	June 30, 2016
Net Income	(1,829,173)	(2,437,040)
Add:
Unrealized Gains on Securities	1,000	23,393
Less:
Unrealized Losses on Securities
Total Other Comprehensive Income (Loss)	1,000	23,393
Comprehensive Income	(1,828,173)	(2,413,647)

	Nine Months ended	Nine Months ended
	June 30, 2015	June 30, 2016
Net Income	(12,065,538)	(5,887,157)
Add:
Unrealized Gains on Securities
Less:
Unrealized Losses on Securities		(79,053)
Total Other Comprehensive Income (Loss)		(79,053)
Comprehensive Income	(12,065,538)	(5,966,210)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(5,887,157)	(12,065,538)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Subsidiary Stock issued for compensation	3,000
Subsidiary Stock issued for services rendered by consultants	40
Interest Expense attributable to amortization of discount	154,407	77,419
Additional paid in Capital	743,216	681,274
Impairment of Available for sale Securities
Loss on Settlement of Debt through Equity Issuance	3,276,933	10,093,387

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	9,000	(6,289)
Increase (Decrease) in Accounts Payable	121,766	(14,830)
Increase (Decrease) in Accrued Expenses	276,575	140,804
Increase (Decrease) in bank Overdraft		(6,137)
(Increase) Decrease in Interest Receivable	(897)	(848)
(Increase) Decrease in Due from Former Employee	(15,000)
Decrease (Increase) Note Receivable		(1,629)
Net Cash Provided by (Used in) Operating Activities	(1,318,117)	(1,102,387)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase ( Decrease) in due to subsidiary shareholder	0	0
Stock in subsidiary sold for cash	1,154,751

Principal borrowings (repayments) on notes and Convertible Debentures	79,097	60,103
Principal borrowings ( repayments) on Convertible Debentures	150,000	1,272,686
(Increase) Decrease in Deferred Financing Costs

Net Cash Provided by (Used in) Financing Activities	1,383,848	1,332,789

Net Increase (Decrease) in Cash	65,731	230,402

Cash at Beginning of Period	76,355	502

Cash at End of Period	142,086	230,904

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$178,951	$157,500
Common Shares of Regen Biopharma, inc. issued for debt	$14,000	$972,686
Preferred Shares of Regen Biopharma, inc. issued for debt	$10,000

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of June 30 2016

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

Through its controlled subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. As of June 30, 2016 The Company holds 12.2 % of the equity and 59% of the voting power of Regen BioPharma, Inc. (“Regen”)

A. BASIS OF ACCOUNTING

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

The Company’s financial instruments as of June 30, 2016 consisted of Securities Available for Sale consisting of 8,066,667 common shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $12,051 .  The fair value of Securities Available for sale as of June 30, 2016 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the quarters ended June 30, 2016 and June 30, 2015.

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

NOTE 3. OPTIONS AND WARRANTS

As of June 30, 2016 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $312,327 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $37,164,777 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through June 30, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. .

During the quarter ended June 30, 2016 Regen raised $329,750 through the issuance of equity securities for cash and $50,000 through the issuance of convertible debentures.

During the nine months ended June 30, 2016 Regen raised $1,154,751 through the issuance of equity securities for cash and $150,000 through the issuance of convertible debentures.

NOTE 5. INCOME TAXES

As of June 30, 2016

Deferred tax assets:
Net operating tax carry forwards	$12,649,153
Other	-0-
Gross deferred tax assets	12,649,153
Valuation allowance	(12,649,153)

Net deferred tax assets	$-0-

As of June 30,  2016 the Company has a  Deferred Tax Asset of  $ 12,649,153 completely attributable to net operating loss carry forwards  of approximately $37,203,393 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) $37,164,777  attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2016 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $73,986. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of June 30, 2016 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $50. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month,

As of June 30, 2016 Entest Biomedical, Inc. is indebted to Regen in the amount of $12,051. $12,051 lent by Regen to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of June 30, 2016 Regen is indebted to Blackbriar Partners in the amount of $10,097. $3,000 lent to Regen by Blackbriar Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum.

$7,097 lent to Regen by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum.

As of June 30, 2016 the Company is indebted to Blackbriar Partners in the amount of $5,000.

$5,000 lent to the Company by Blackbriar Partners is due and payable April 8, 2017 and bears simple interest at a rate of 10% per annum.

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

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE AND NOTES RECEIVABLE

June 30, 2016
Bio Technology Partners Business Trust (Company)	$14,000
Bio Technology Partners Business Trust (Regen)	$17,000
David R. Koos ( Company)( Note 6)	$73,986
David R. Koos ( Regen)( Note 6)	$50
The Sherman family Trust	$2,000
Bostonia Partners ( Company)	$91,000
Bostonia Partners ( Regen)	$242,300
Blackbriar Partners (Regen) (Note 6)	$10,097
Blackbriar Partners (Company) (Note 6)	$5,000
Total	$455,433

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

20,000 lent to Regen by Bostonia Partners is due and payable February 19, 2017 and bear simple interest at a rate of 10% per annum.

30,000 lent to Regen by Bostonia Partners is due and payable February 24, 2017 and bear simple interest at a rate of 10% per annum.

10,000 lent to Regen by Bostonia Partners is due and payable March 8, 2017 and bear simple interest at a rate of 10% per annum.

$63,300 lent to Regen by Bostonia Partners is due and payable May 10 2017 and bears simple interest at a rate of 10% per annum.

3,000 lent to Regen by Blackbriar Partners is due and payable February 19, 2017 and bear simple interest at a rate of 10% per annum.

$7,097 lent to the Company by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum.

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

$3,000 lent to the Company by Bostonia Partners is due and payable March 23, 2017 and bear simple interest at a rate of 10% per annum.

$5,000 lent to the Company by Blackbriar Partners is due and payable April 8, 2017 and bears simple interest at a rate of 10% per annum.

Convertible Notes 06/30/2016
Bio Matrix Scientific Group, Inc

$50,000	Scott Levine
$10,000	Mike and Ofie Weiner
$18,400	Mike and Ofie Weiner
$2,301	Bio Technology Partners Business Trust
$121,058	Star City Capital, LLC
$201,759	Total

$121,058 due and payable to Starcity Capital LLC (“Note”) bears no interest, is payable on April1, 2016 and permits conversion at the Holder’s option into common shares of the Company under the following terms and conditions:

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

The amount by which the instrument’s as converted value exceeds the principal amount as of June 30, 2016 is $99,047.

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

As of June 30, 2016 the unamortized discount on the Company’s convertible notes outstanding is $ 0

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

“Transaction Event” shall mean either of:

(a) The sale by Regen of Regen’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by Regen to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize Regen’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of June 30, 2016 the unamortized discount on the convertible notes outstanding is $ 38,165. As of June 30, 2016 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2016 is $10,000.

On April 6, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

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

“Transaction Event” shall mean either of:

(a) The sale by Regen of Regen’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by Regen to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize Regen’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of June 30, 2016 the unamortized discount on the convertible note outstanding is $ 9,132. As of June 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of June 30, 2016 is $5,000.

NOTES RECEIVABLE

June 30, 2016
Entest Biomedical, Inc. (Note 6)	$12,051

Notes Receivable	$12,051

$12,051 lent by Regen Biopharma, Inc. to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2016:

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

Common stock, $ 0.0001 par value; 8,000,000,000 shares authorized: 5,746,386,628 shares issued and outstanding.

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

The Company concluded that such impairment should be recognized based primarily due to:

(a)	History of recurring losses for Entest Biomedical, Inc.
(b)	Large percentage decline in fair value during the Company’s period of ownership

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of June 30, 2016.

8,066,667	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss )realized during the quarter ended June 30, 2016
195,000	80,667	(114,333)	23,393

NOTE 11. STOCK TRANSACTIONS

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On May 6, 2016 the Company issued 287,138,354 of its Common Shares in satisfaction of $28,713 of convertible indebtedness.

REGEN BIOPHARMA, INC.

Common Stock

On May 9, 2016 Regen issued 700,000 of its Common Shares in satisfaction of $14,000 of principal indebtedness.

On May 23, 2016 Regen issued 1,000,000 of its Common Shares for cash consideration of $12,500.

On June 6, 2016 Regen issued 3,500,000 of its Common Shares for cash consideration of $118,750.

On June 15, 2016 Regen issued 1,095,000 of its Common Shares for cash consideration of $13,687.

Series A Preferred Stock

On April 7, 2016 Regen issued 1,000,000 shares of its Series A Preferred stock in satisfaction of $10,000 of principal indebtedness.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to David Koos, Regen’s Chief Executive Officer, as consideration for efforts expended by Koos with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate..

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Harry Lander , Regen’s President and Chief Scientific Officer, as consideration for efforts expended by Lander with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Todd Caven , Regen’s Chief Financial Officer, as consideration for efforts expended by Caven with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate

On May 23, 2016 Regen issued 3,000,000 shares of its Series A Preferred stock for cash consideration of $37,500.

On June 6, 2016 Regen issued 5,500,000 shares of its Series A Preferred stock for cash consideration of $106,250.

On June 15, 2016 Regen issued 3,285,000 shares of its Series A Preferred stock for cash consideration of $41,062.

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

Material Changes in Financial Condition:

As of June 30, 2016 we had Cash of $142,087 and as of September 30, 2015 we had Cash of $76,355.

The increase in cash of approximately 86% is primarily attributable to:

The sale of $1,154,751 of equity securities by Regen

The sale of $150,000 of Convertible Debentures by Regen

Net Borrowings of $79,097 collectively by Regen and the Company

Offset primarily by Cash utilized in conducting the business of the Company

As of June 30, 2016 we had Prepaid Expenses of $16,000 and as of September 30, 2015 we had Prepaid Expenses of $25,000.

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

$1,000 in salary having been prepaid to an employee during the quarter ended December 31, 2015

As of June 30 2016 we had Amounts Due from Former Employee of $15,000 and as of September 30, 2015 we had Amounts Due from Former Employee of $0.

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

As of June 30, 2016 we had Accrued Interest Receivable of $ 2,278 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381

The increase in of Accrued Interest Receivable of approximately 65% is attributable to interest accrued but unpaid during the nine months ended June 30 , 2016 resulting from amounts due to Regen by Entest Bio-Medical, Inc. David R. Koos serves as Chairman of the Board and Chief Executive Officer of both the Company and Entest Bio-Medical, Inc.

As of June 30, 2016 we had Available for Sale Securities of $80,667 and as of September 30, 2015 we had Available for Sale Securities of $159,720

The decrease in Available for Sale Securities of 49.4% is attributable to unrealized losses recognized during the nine months ended June 30, 2016 on 8,000,000 common shares of Entest Biomedical, Inc. owned by Regen and 66,667 common shares of Entest Biomedical, Inc owned by the Company.

As of June 30, 2016 we had Accounts Payable of $289,743 and as of September 30, 2015 we had Accounts payable of $167,977.

The increase in Accounts Payable of approximately 72.4% is attributable to increases in outstanding obligations of Regen incurred in the course of business.

As of June 30, 2016 we had Accrued Payroll of $970,590 and as of September 30, 2015 we had Accrued Payroll of $738,095.

The increase in Accrued Payroll of approximately 31% is attributable to :

$75,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the six months ended March 31, 2016

$75,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the three months ended June, 2016

$28,495 in salary expense due to Regen’s President incurred but unpaid during the six months ended March 31, 2016

$13,500 in salary expense due to Regen’s Chief Financial Officer incurred but unpaid during the six months ended March 31, 2016

$40,500 in salary expense due to Regen’s Chief Financial Officer incurred but unpaid during the three months ended June 30, 2016.

As of June 30, 2016 we had Notes Payable of $455,433 and as of September 30, 2015 we had Notes Payable of 400,336.

The increase in Notes Payable of approximately 13.7% is attributable to Net Cash Borrowings of $79,097 collectively by Regen and the Company offset by the satisfaction of $24,000 of principal indebtedness through the issuance of equity securities during the nine months ended June 30, 2016.

As of June 30, 2016 we had Accrued Rent of $15,000 and as of September 30, 2015 we had Accrued Rent of $10,000.

The increase in Accrued Rent of 50% is attributable to Rental Expenses accrued but unpaid for the months of April 2016, May 2016, and June 2016.

As of June 30, 2016 we had Accrued Interest of $364,971 and as of September 30, 2015 we had Accrued Interest of $324,750.

The increase in Accrued Interest of approximately 12.3 % is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the nine months ended June 30, 2016 but not yet paid.

As of June 30 2016 we had Convertible Notes Payable, net of unamortized discount of $304,462 and as of September 30, 2015 we had Convertible Notes Payable, net of unamortized discount of $231,507.

The increase in Convertible Notes Payable, net of unamortized discount of approximately 31.5% is attributable to:

The issuance by Regen of $150,000 of Convertible Notes Payable during the nine months ended June 30, 2016

The amortization of $154,404 of beneficial conversion features recognized which are amortized under the Interest Method over the lives of the Notes during the nine months ended June 30, 2016.

Offset by:

the conversion of $178,953 in principal indebtedness into common shares of the Company during the nine months ended June 30, 2016.

The recognition during the nine months ended June 30, 2016 of $52,500 of discounts attributable to beneficial conversion features attributable to convertible notes issued by Regen.

Material Changes in Results of Operations

Revenues from operations were $0 for the three months ended June, 2016 and -0- for the three months ended June 30, 2015. Net Losses were $ 2,437,040 for the three months ended June 30, 2016 and $1,829, 173 for the same period ended 2015.

The increase in Net Losses of approximately 33% is primarily attributable to increases in Research and Development Expenses, Consulting Expenses and the recognition of expenses recognized resulting from the issuance for less than fair value of equity securities during the quarter ended June 30, 2016 as compared to the same period ended June 30, 2015.

Revenues from operations were $0 for the nine months ended June 30, 2016 and -0- for the nine months ended June 30, 2015. Net Losses were $ 5,887,157 for the nine months ended June 30, 2016 and $ 12,065,538 for the same period ended 2015.

The decrease in Net Losses of approximately 51% is primarily attributable to the recognition higher expenses recognized resulting from the issuance for less than fair value of equity securities of the Company during the nine months ended June 30, 2015 as compared to the same period ended 2016.

Liquidity and Capital Resources

As of June 30, 2016 we had $142,087 in cash and current liabilities of $ 2,346,839 such liabilities consisting of Accounts Payable, Notes Payable, Convertible Notes Payable and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the nine months ended June 30, 2016 Regen raised $1,154,751 through the issuance of equity securities for cash and $150,000 through the issuance of convertible debentures.

As of June 30, 2016 the Company was not party to any binding agreements which would commit Regen to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period commencing on April 1, 2016 and ending June 30, 2016, David Koos, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On May 6, 2016 the Company issued 287138354 of its Common Shares (“Shares”) in satisfaction of $28,713 of convertible indebtedness.

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

REGEN BIOPHARMA, INC.

Common Stock

On May 9, 2016 Regen issued 700,000 of its Common Shares (“Shares”) in satisfaction of $14,000 of principal indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On May 23, 2016 Regen issued 1,000,000 of its Common Shares (“Shares”) for cash consideration of $12,500.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On June 6, 2016 Regen issued 3,500,000 of its Common Shares (“Shares”) for cash consideration of $118,750.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On June 15, 2016 Regen issued 1,095,000 of its Common Shares (“Shares”) for cash consideration of $13,687.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

Series A Preferred Stock

On April 7, 2016 Regen issued 1,000,000 shares of its Series A Preferred stock (“Shares”) in satisfaction of $10,000 of principal indebtedness.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to David Koos, Regen’s Chief Executive Officer, as consideration for efforts expended by Koos with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate..

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Harry Lander , Regen’s President and Chief Scientific Officer, as consideration for efforts expended by Lander with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On April 7, 2016 Regen Biopharma, Inc. (“Regen”) issued 10,000,000 shares of Regen’s Series A Preferred Stock (“Shares”) to Todd Caven , Regen’s Chief Financial Officer, as consideration for efforts expended by Caven with regards to addressing all clinical hold issues identified by the United States Food and Drug Administration (FDA) related to Regen’s Investigational New Drug Application for HemaXellerate

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On May 23, 2016 Regen issued 3,000,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $37,500.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On June 6, 2016 Regen issued 5,500,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $106,250.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

On June 15, 2016 Regen issued 3,285,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $41,062.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through Regen management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares. Cash proceeds received from sale will be utilized by Regen for general corporate purposes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of $50,000 Convertible Note
10.2	Form of $50,000 Unit Purchase Agreement dated June 1, 2016
10.3	Form of $50,000 Unit Purchase Agreement dated May 16 2016
10.4	Form of $54, 750 Unit Purchase Agreement
10.5	Form of $25,000 Unit Purchase Agreement
10.6	Form of $150,000 Unit Purchase Agreement
10.7	Agreement with BA Securities/Objective Capital (a)
10.8	Agreement with CIM Securities (b)

(a)	Incorporated by Reference to Exhibit 10.1 of that Form 8-K filed by the Company dated June 8, 2016

(b)	Incorporated by reference Exhibit 10.1 of that Form 8-K filed by the Company dated July 7, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	August 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 2, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Sole Director
Date:	August 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 2, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	August 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 2, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Accounting Officer
Date:	August 2, 2016

