Form 10-Q/A
period 2016-06-30
Bio-Matrix Scientific Group, Inc.
filed 2016-08-08
CIK 1079282

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

1

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Bio-Matrix Scientific Group, Inc's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 8, 2016 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

Item 6. EXHIBITS

**31.1	Certification of Chief Executive Officer
**31.2	Certification of Acting Chief Financial Officer
**32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
**10.1	Form of $50,000 Convertible Note
**10.2	Form of $50,000 Unit Purchase Agreement dated June 1, 2016
**10.3	Form of $50,000 Unit Purchase Agreement dated May 16 2016
**10.4	Form of $54, 750 Unit Purchase Agreement
**10.5	Form of $25,000 Unit Purchase Agreement
**10.6	Form of $150,000 Unit Purchase Agreement
**10.7	Agreement with BA Securities/Objective Capital (a)
**10.8	Agreement with CIM Securities (b)

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 * Furnished herewirth

** Previously filed

(a)	Incorporated by Reference to Exhibit 10.1 of that Form 8-K filed by the Company dated June 8, 2016

(b)	Incorporated by reference Exhibit 10.1 of that Form 8-K filed by the Company dated July 7, 2016

3

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	August 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Sole Director
Date:	August 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	August 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Accounting Officer
Date:	August 8, 2016

4