Form 10-K
period 2016-09-30
Bio-Matrix Scientific Group, Inc.
filed 2016-12-27
CIK 1079282

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending September 30, 2016

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

Yes ☒  No ☐

As of March 31, 2016, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol “BMSN” as quoted on the OTC market was approximately $832,042.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares outstanding of the issuer's classes of common stock as of December 20 2016:

6,956,855,636 shares of common stock

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

Through our controlled subsidiary, Regen BioPharma ,Inc.(“Regen”) , we intend to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials. As of September 30, 2016 the Company owned 11.64% of the share capital of Regen and exercised 57.7% of the voting power of Regen , such voting power primarily attributable to Bio Matrix Scientific Group, Inc.’s ownership of 30,000 shares of Regen’s Seriess AA Preferred Stock. Each holder of Regen’s Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,000). Except as otherwise required by law holders of Regen’s Common Stock, other series of Preferred issued by the Corporation, and Series AA Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

As of December 13, 2015 , we have not licensed any existing therapies which may be marketed. On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

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

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen and Bio Matrix Scientific Group, Inc.

Zander will be required to obtain approval from the United States Food and Drug Administration (“FDA”) in order to market any Licensed Product which may be developed within the United States and no assurance may be given that such approval would be granted.

Regen has acquired certain intellectual property from Dr. Wei Ping Min on May 1, 2013 and licensed certain intellectual property from Benitec Australia Limited on August 5, 2013. These collective intellectual properties comprise the therapeutic concept behind dCellVax , a cancer therapy in early stage development by the Company.

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

Pursuant to the agreement between the parties for the grant of the license (“Agreement”) , Regen is obligated to make the following payments to Benitec as consideration for the grant of the license:

(1) a one-time, non-refundable, upfront payment of twenty five thousand US dollars ($25,000) as a license initiation fee on the execution date of the Agreement. On August 30, 2013 BMSN issued 8,512,088 of its common shares to Benitec in satisfaction of this obligation on behalf of the Company. Fair value of these common shares as of the date of issuance was determined to be $25,536.

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

On August 1, 2015 the Agreement was amended as follows:

Any License Fees or Milestone Payments ( as those terms are defined in the Agreement”) to be paid subsequent to April 6, 2015 may be paid in the common stock of Regen .

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

On December 16, 2014 Dr. Christine Ichim assigned to Regen all right, title, and interest in and to the invention described in US Patent Application Serial No. 14/571,262 “METHODS AND COMPOSITIONS FOR THE TREATMENT OF CANCER BY INHIBITION OF NR2F6”

On December 17, 2014 Dr. Christine Ichim assigned to Regen all right, title, and interest in and to the invention described in US Patent Application Serial No. 14/572,574 “TREATMENT OF MYELODYSPLASTIC SYNDROME BY INHIBITION OF NR2F6”

On December 31, 2014 United States Patent Application No. 14588374 pertaining to the use of molecular interventions to treat myelodysplastic syndrome (MDS) was filed by Dr. Christine Ichim.

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

On June 8, 2015 Regen Biopharma, Inc. (“Regen”) entered into an agreement with Dr. Santosh Kesari (“Agreement”).

Pursuant to the terms and conditions of the Agreement

(a)	Dr. Kesari shall conduct , for the benefit of Regen, certain experiments intended to demonstrate in vitro efficacy of human indolamine 2,3 deoxygenase small interfering RNA in the human Dendritic Cell in vitro model. These experiments are intended to provide a response to requests for information by the United States Food and Drug Administration (“FDA”) with regard to Investigational New Drug Application (“IND”) #16200 submitted by Regen to the FDA for Regen’s planned Phase I/II clinical trial assessing safety with signals of efficacy of Regen’s dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer
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

On December 15, 2015 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with the National Center for Advancing Translational Sciences (“NCATS”), which is a component of the National Institutes of Health (“NIH”), an agency of the U.S. Department of Health and Human Services , pursuant to the following terms and conditions:

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

On February 16, 2016 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with Eli Lilly and Company (“Lily”) . Pursuant to the Agreement, Regen shall become a participant in Lily’s Open Innovation Drug Discovery Program. Pursuant to the Agreement, Regen may submit Structural Information for one or more compounds or mixtures of compounds for Informatics Screening to generate the Informatics Profile. Lilly will provide Regen with the Informatics Profile.

“Informatics Screening” is defined in the Agreement to mean the diversity evaluation, in silico calculations and evaluation of physical properties and molecular descriptors based upon the Structural Information supplied by Regen to Lilly

“Informatics Profile” is defined in the Agreement to mean results from the Informatics Screening diversity evaluation and the results from the in silico calculations and evaluations of physical properties and molecular descriptors.

The Agreement also grants to Lily an option to negotiate an agreement with Regen including but not restricted to a compound purchase agreement, a license agreement, or a research collaboration agreement for further research and development of “Material” (collectively the “Research Opportunities”). The option shall expire sixty (60) days (the “Option Period”) after Lilly has received the “Chemical Structure” for the subject Material from Regen pursuant to a Structure Reveal Letter. The option may be exercised by Lilly in writing at any time prior to its expiration. The option period may be extended by mutual written agreement of the parties.

“Material” is defined in the Agreement as a physical sample of the compound or mixture of compounds corresponding to the information, in whatever form, identifying a compound or mixture of compounds submitted by Regen to the OIDD Program for Informatics Screening Structural Information for which Lilly has requested for evaluation in the Open Innovation Drug Discovery Program (“OIDD”) Program.

“Chemical Structure” is defined in the Agreement the chemical name and/or structure of the Material.

“Structure Reveal Letter” is defined in the Agreement as written notification by Lilly to Regen requesting the Chemical Structure and related information of a Material.

The term of the Agreement shall commence on February 16, 2016 and shall continue until:

1.	the termination of the Open Innovation Drug Discovery Program by Lilly upon thirty (30) days written notice to Regen;
2.	termination by Lilly upon thirty (30) days written notice to Regen;
3.	replacement with a revised Program Agreement signed by the parties; or
4.	the termination of Regen’s participation in the Open Innovation Drug Discovery Program and the Agreement by thirty (30) days written notice to Lilly.

On November 9, 2016 Regen formed Checkpoint Therapeutics, Inc., a Nevada corporation and wholly owned subsidiary of Regen.

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

The therapeutic concept behind the HemaXellerate products derives from intellectual property licensed to Regen by Oregon Health& Science University (US patent No. 6,821,513 “Method for enhancing hematopoiesis” issued Nov. 23, 2004) pursuant to an agreement entered into by the parties on June 5, 2013. This agreement was terminated by mutual consent on August 8, 2013 due to the fact that US patent No. 6,821,513 had expired due to nonpayment of the required maintenance fees by Oregon Health & Science University. Regen has been informed by its counsel and believes that the expiration of US patent No. 6,821,513 signifies that no party can be sued for future infringement based on the patent. Thus Regen is free to practice the claimed methods recited in the expired patent in the future without being liable for patent infringement based on the patent.

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

Tcellvax

Tcellvax is intended to be an autologous cellular product comprised of NR2F6 gene-silenced peripheral blood mononuclear cells. It has been demonstrated that mice genetically deficient for NR2F6 are capable of immunologically rejecting tumors. Regen has filed an Investigational New Drug (IND) application with the United States Food and Drug Administration (“FDA”) to initiate a clinical trial ..The proposed clinical trial would be a single center, open label, non-randomized Phase I/II trial to test the safety and efficacy of autologous peripheral blood mononuclear cells that have been gene-silenced for NR2F6 using short interfering RNA (siRNA)

Small Molecules

Regen is also actively identifying small molecules via a high throughput screening program that inhibit NR2F6 leading to immune cell activation for oncology applications.

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

Competitive business conditions and Regen's competitive position in the industry and methods of competition

Regen is recently formed and has yet to achieve revenues or profits. The pharmaceutical and biologics industries in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

Regen intends to be competitive by utilizing the services and advice of individuals that Regen believes have expertise in their field in order that Regen can concentrate its resources on projects in which products and services in which Regen has the greatest potential to secure a competitive advantage may be developed and commercialized .

To that effect, Regen has established a Scientific Advisory Board of (the Advisory Board) comprised of individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to Regen in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner.

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

William S. Blaner, PhD

Dr. Blaner is Professor of Nutritional Sciences at Columbia University where he studies the metabolism and actions of retinoids.

Dr. Santosh Kesari, MD PhD

Dr. Kesari is Director of the Neuro-Oncology Program, the Neurotoxicity Treatment Center, and the Translational Neuro-Oncology Laboratories at Moores Cancer Center and serves as Professor of Neurosciences at the UCSD School of Medicine.As consideration for agreeing to serve as a member of the Scientific Advisory Board of Regen, Regen has issued 100,000 shares of Regen’s Series A Preferred Stock to Dr. Kesari.

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

US Patent #8389708

METHOD OF CANCER TREATMENT USING SIRNA SILENCING

The present invention is a method for the treatment of cancer involving tumor derived immunosuppression in a subject. The method comprises administering to a subject one or more siRNA constructs capable of inhibiting the expression of an immunosuppressive molecule. The invention also provides siRNA constructs and compositions.

US Patent #9091696

MODULATION OF NR2F6 AND METHODS AND USES THEREOF

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator.

US Patent #8263571

Gene silencing of the brother of the regulator of imprinted sites (BORIS)

Trademarks:

Regen has been granted a Notice of Allowance from the United States Patent and Trademark Office on the following marks based on intent to use:

DCELLVAX for pharmaceutical products for the prevention and treatment of cancer;

HEMAXELLERATE for biological tissue, namely, blood, stem cells, umbilical cords and placentas for scientific and medical research use.

Royalty Agreements:

Other than obligations to make royalty payments pursuant to the Benitec Agreement and Christine Ichim Consulting Agreement neither of the Company or Regen is party to no agreements which would require Regen to pay a royalty or license fee.

Other than pursuant to that agreement by and between Regen and Zander Therapeutics, Inc. neither the Company or Regen is party to no binding agreement which would require payments of any royalties or license fees to Regen.

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

Regen has filed an Investigational New Drug (IND) application with the FDA to initiate clinical trials assessing the company’s HemaXellerate I drug currently in development in patients with drug-refractory aplastic anemia. Regen has also filed an IND to initiate a Phase I/II clinical trial assessing safety with signals of efficacy of the dCellVax gene silenced dendritic cell immunotherapy for treating breast cancer. The clinical trials for which the INDs were submitted may not commence until approval to commence such trials has been granted to Regen by the FDA. On December 10, 2015 the Company was informed by the United States Food and Drug Administration that Regen has satisfactorily addressed all clinical hold issues related to Regen’s Investigational New Drug Application for HemaXellerate and may initiate a Phase I clinical trial assessing HemaXellerate I in patients with drug-refractory aplastic anemia. The Phase I clinical trial is intended to determine safety and potential efficacy of intravenously administered autologous stromal vascular fraction (SVF) cells in patients with severe, immune suppressive refractory aplastic anemia with the primary endpoints of safety and feasibility and secondary endpoints of efficacy as determined by patients having complete response, partial response or relapse.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended September 30, 2016 we expended $ 671,093 on research and development activities.

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

Item 3. Legal Proceedings

As of December 21, 2016, there are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

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

As of December 5, 2016 the Note has been fully converted into the common shares of the Company.

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

October 1, 2014 to September 30, 2015	High	Low
First Quarter	.0024	.0003
Second Quarter	.0144	.0011
Third Quarter	.0008	.0004
Fourth Quarter	.0005	.0003

October 1, 2015 to September 30, 2016	High	Low
First Quarter	.0004	.0002
Second Quarter	.0003	.0001
Third Quarter	.0002	.0001
Fourth Quarter	.0002	.0001

The stockholders' equity section of the Company contains the following classes of capital stock as of December 20 , 2016:

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

Common stock, $ 0.0001 par value; 8,000,000,000 shares authorized: 6,956,855,636 shares issued and outstanding.

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

On December 5, 2016 the Company Issued 401,275,700 Common Shares ( Shares) in satisfaction of $ 40,127 of indebtedness.

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

On February 2, 2016 Regen issued 270,000 of its Common Shares (“Shares”)for cash consideration of $6,750.

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

On February 22, 2016 Regen issued 666,666 of its Common Shares (“Shares”) for cash consideration of $33,333.

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

On February 22, 2016 Regen issued 1,000,000 of its Common Shares (“Shares”) for cash consideration of $12,500.

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

On May 23, 2016 Regen issued 1,000,000 of its Common Shares (“Shares”)for cash consideration of $12,500.

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

On August 17, 2016 Regen issued 3,966,667 of its Common Shares (“Shares”) in satisfaction of $109,000 of principal indebtedness.

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

On September 8, 2016 Regen issued 197,000 of its Common Shares (“Shares”)as consideration for nonemployee services

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

On September 13, 2016 Regen issued 500,000 of its Common Shares (“Shares”) for cash consideration of $6,250.

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

On September 14, 2016 Regen issued 500,000 of its Common Shares (“Shares”)as consideration for nonemployee services

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

On November 8, 2016 Regen issued 2,000,000 shares of its common stock (“Shares”)for cash consideration of $50,000.

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

On November 8, 2016 Regen issued 1,000,000 shares of its common stock (“Shares”) for cash consideration of $12,500.

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

On November 8, 2016 Regen issued 2,000,000 shares of its common stock (“Shares”) for cash consideration of $50,000.

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

On November 8, 2016 Regen issued 500,000 shares of its common stock (“Shares”)for cash consideration of $12,500

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

On December 19, 2016 Regen issued 1,000,000 shares of its common stock (“Shares”)for cash consideration of $16,667

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On December 19, 2016 Regen issued 3,000,000 shares of its common stock (“Shares”)for cash consideration of $37,500

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On December 19, 2016 Regen issued 500,000 shares of its common stock (“Shares”)for cash consideration of $12,500

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

On December 19, 2016 Regen issued 1,500,000 shares of its common stock (“Shares”)for cash consideration of $37,500

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares

On December 19, 2016 Regen issued 1,700,000 shares of its common stock (“Shares”)for cash consideration of $42,500

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

On October 28, 2015 Regen issued 11,000,000 shares of its Series A Preferred stock (“Shares”)to Dr. Harry Lander, Regen’s President and Chief Scientific Officer, pursuant to the terms and conditions of that employment agreement entered into by and between Dr. Lander and Regen dated October 9, 2015.

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

On January 28, 2016 Regen issued 1,000,000 shares of its Series A Preferred stock(“Shares”) for cash consideration of $50,000.

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

On January 29, 2016 Regen issued 300,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $7,500.

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

On March 22, 2016 Regen issued 3,000,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $37,500.

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

On June 6, 2016 Regen issued 5,500,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $106,250.

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

On July 27, 2016 Regen issued 100,000 shares of its Series A Preferred stock (“Shares”)as consideration for nonemployee services

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

On August 16, 2016 Regen issued 2,000,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $25,000.

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

On August 22, 2016 Regen issued 4,000,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $50,000.

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

On September 13, 2016 Regen issued 1,500,000 shares of its Series A Preferred stock (“Shares”)for cash consideration of $18,750.

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

On November 8, 2016 Regen issued 2,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $50,000.

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

On November 8, 2016 Regen issued 1,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $12,500.

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

On December 19, 2016 Regen issued 3,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $33,333.

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

On December 19, 2016 Regen issued 3,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $37,500.

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

On December 19, 2016 Regen issued 500,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $12,500.

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

On December 19, 2016 Regen issued 1,500,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $37500.

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

On December 19, 2016 Regen issued 1,700,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $42,500.

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

On November 8, 2016 Regen issued 2,000,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $50,000.

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

On November 8, 2016 Regen issued 500,000 shares of its Series A Preferred stock (“Shares”) for cash consideration of $12,500.

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

Convertible Debt

On March 8, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On April 6, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On August 26, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On September 8, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

On September 20, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Note was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Note was sold directly through our management.  No commission or other consideration was paid in connection with the sale of the Note. There was no advertisement or general solicitation made in connection with this Offer and Sale of the Note.

The Note contained a provision that until such time as the shares of stock issuable upon conversion of the Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of stock issuable upon conversion of the Note  that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a restrictive legend.

Use of Proceeds

With regard to all securities sold for cash consideration described above, Cash proceeds received from sale will be utilized by Regen for general corporate purposes

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2015 we had Cash on Hand of $76,355 and as of September 30, 2016 we had Cash on Hand of $ 27,712

The decrease in Cash of approximately 63.7% is attributable to funds expended in the operation of the Company’s business offset by:

(a)	Net Cash Borrowings from unaffiliated lenders of $77,097

(b)	Common Stock of Regen sold for cash consideration of $626,188

(c)	Series A Preferred Stock of Regen sold for cash consideration of $628,563

(d)

$50,000 deposited with Regen by an unaffiliated investor pursuant to an agreement (“Agreement”) whereby the investor agreed to buy and Regen agreed to sell 1,000,000 Units for consideration of $50,000. Each Unit issuable pursuant to the Agreement shall consist of one share of Regen’s common stock and three shares of Regen’s Series A Preferred Stock. During the quarter ended September 30, 2016 the outside investor paid consideration to Regen of $50,000 for One Million Units. As of September 30, 2016 the securities issuable pursuant to the Agreement have not been issued.

As of September 30, 2016 we had Accounts Receivable of $ 83,000 and as of September 30, 2015 we had Accounts Receivable of $0.

The increase in Accounts Receivable is attributable to the recognition by Regen of $100,000 in revenue during the quarter ended September 30,2016 such revenue consisting of a $100,000 fee (“Fee”) due and payable to Regen by Zander Therapeutics, Inc. pursuant to the terms and conditions of an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years offset by a partial payment of $17,000 paid to Regen by Zander during the quarter ended September 30,2016. Zander is a wholly owned subsidiary of Entest Biomedical, Inc. Regen, Zander and Entest Biomedical, Inc. are under common control.

As of September 30, 2015 we had Prepaid Expenses of $25,000 and as of September 30, 2016 we had Prepaid Expenses of $84,905

The increase in Prepaid Expenses of approximately 239% is primarily attributable to:

(a)	Recognition of the fair market value of stock that was issued to a consultant to Regen as prepayment for services to be rendered, such fair market value being $68,905,

(b)	$1,000 in salary having been prepaid to an employee during the quarter ended December 31, 2015.

Offset by:

$10,000 of salary prepaid to Regen’s former Chief Scientific Officer having been reclassified during the quarter ended December 31, 2015 as amounts Due from Former Employee as a result of the resignation of Regen’s former Chief Scientific Officer during the quarter ended December 31, 2015

As of September 30, 2016 we had Accrued Interest Receivable of $2,578 and as of September 30, 2015 we had Accrued Interest Receivable of $1,381.

The increase in Accrued Interest Receivable of 86.6 is attributable to interest accrued but not yet paid on funds loaned to Entest Biomedical, Inc. by Regen.

As of September 30 2016 we had Amounts Due from Former Employee of $15,000 and as of September 30, 2015 we had Amounts Due from Former Employee of $0.

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

As of September 30, 2016 we had Available for Sale Securities of $112,933 and as of September 30, 2015 we had Available for Sale Securities of $159,720

The decrease in Available for Sale Securities of 29.9 % is attributable to unrealized losses recognized on common shares of Entest Biomedical, Inc. owned by the Company and Regen.

As of September 30, 2015 we had Accounts Payable of $167,977 and as of September 30, 2016 we had Accounts Payable of 382,882.

The increase in Accounts Payable of approximately 129% is primarily attributable to increases in outstanding obligations Regen incurred in the course of business.

As of September 30, 2015 we had Notes Payable of $400,336 and as of September 30, 2016 we had Notes Payable of $344,433.

The decrease in Notes Payable of approximately 13.9% is primarily attributable to the settlement of 133,000 of principal indebtedness through the issuance of equity securities during the twelve months ended September 30, 2016 offset by $77,097 of net principal borrowings during the twelve months ended September 30, 2016.

As of September 30, 2016, we had Accrued Payroll of $1,071,090 and as of September 30, 2015 we had Accrued Payroll of $738,095

The increase in Accrued Payroll of approximately 45% is attributable to :

(a)	$210,000 in salary expense due to the Company’s Chief Executive Officer incurred but unpaid during the twelve months ended September 30, 2016

(b)	$94,500 in salary expense due to Regen’s Chief Financial Officer incurred but unpaid during the twelve months ended September 30, 2016

(c)	$28,495 in salary expense due to Regen’s President incurred but unpaid during the twelve months ended September 30, 2016.

As of September 30, 2016, we had Accrued Payroll Tax of $81,541 and as of September 30, 2015 we had Accrued Payroll Tax of $44,485

The increase in Accrued Payroll Taxes of approximately 83% is attributable to recognition by Regen of employer tax obligations incurred but unpaid.

As of September 30, 2016 we had Amounts due to Shareholder of $50,000 and as of September 30, 2015 we had Amounts Due to Shareholder of $0.

Amount due to Shareholder of $50,000 as of September 30, 2016 is attributable to the following:

On July 13, 2016 Regen entered into an agreement (“Agreement”) with an outside investor whereby the investor agreed to buy and Regen agreed to sell 1,000,000 Units for consideration of $50,000. Each Unit issuable pursuant to the Agreement shall consist of one share of Regen’s common stock and three shares of Regen’s Series A Preferred Stock. During the quarter ended September 30, 2016 the outside investor paid consideration to Regen of $50,000 for One Million Units. As of September 30, 2016 the securities issuable pursuant to the Agreement have not been issued.

As of September 30, 2016 we had Accrued Rent of $15,000 and as of September 30, 2015 we had Accrued Rent of $10,000.

The increase in Accrued Rent of 50% is attributable to Rental Expenses accrued but unpaid for the months of July 2016, August 2016, and September 2016.

As of September 30, 2016 we had Accrued Interest of $379,101 and as of September 30, 2015 we had Accrued Interest of $324,750.

The increase in Accrued Interest of approximately 16.7% is attributable to interest expense on Notes Payable and Convertible Notes Payable incurred during the twelve months ended September 30, 2016 but not yet paid.

Material Changes in Results of Operations

Revenues from continuing operations were $192,000 for the fiscal year ended September 30, 2015 and $100,000 for the fiscal year ended September 30, 2016. Net losses were$54,090,319 for the fiscal year ended September 30, 2015 and $8,456,754 for the same year ended 2016.

The decrease in Net Losses of approximately 83% is primarily attributable to the recognition during the year ended September 30, 2015 of an Other than Temporary Impairment of $41,333,361 on common shares of Entest Biomedical, Inc. owned by the Company and classified as Available for Sale securities.

As of September 30, 2016 we had $27,712 cash on hand and current liabilities of $2,459,929 such liabilities consisting of Accounts Payable, Notes Payable, Amounts Due to Shareholder and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances. During the twelve months ended September 30, 2016 Regen raised $300,000 through the issuance of convertible debt and $1,254,751 through the issuance of equity securities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-Matrix Scientific Group, Inc.

We have audited the accompanying balance sheet of Bio-Matrix Scientific Group, Inc. as of September 30, 2016 and the related statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the period ended September 30, 2016. Bio-Matrix Scientific Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Matrix Scientific Group, Inc. as of September 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has negative working capital at September 30, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

December 22, 2016

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

January 4, 2016, except for Note 12, as to which the date is April 27, 2016

BIOMATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED BALANCE SHEET

	As of September 30, 2016	As of September 30, 2015 (as restated)
ASSETS
CURRENT ASSETS
Cash	27,712	76,355
Accounts Receivable	83,000
Prepaid Expenses	84,905	25,000
Note Receivable	12,051	12,051
Interest Receivable	2,578	1,381
Due from Former Subsidiary Employee	15,000
Total Current Assets	225,246	114,787

OTHER ASSETS
Deposits	4,200	4,200
Available for Sale Securities	112,933	159,720
Total Other Assets	117,133	163,920
TOTAL ASSETS	342,380	278,707

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	382,882	167,977
Notes Payable	344,433	400,336
Bank Overdraft		0
Accrued Payroll	1,071,090	738,095
Accrued Payroll Taxes	81,541	44,485
Accrued Interest	379,101	324,750
Accrued Rent	15,000	10,000
Accrued Expenses	5,000	5,000
Convertible Note Payable Net of Unamortized Discount	129,882	231,507
Due to Affiliate		0
Due to Subsidiary Shareholder	50,000	0
Current portion, note payable to affiliated party	1,000	1,000
Total Current Liabilities	2,459,929	1,923,150

Long Term Liabilities
Convertible Note Payable Net of Unamortized Discount	107,057	0
Total Long Term Liabilities	107,057	0
Total Liabilities	2,566,986	1,923,150

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,063,821 issues and outstanding as of September 30 2015 and September 30, 2016	207	207
Series AA Preferred ($0.0001 par value) 100,000 shares autorized 94,852 issued and outstanding as of September 30, 2015 and September 30, 2016	9	9
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 40,000 shares issued and outstanding as of September 30, 2015 and September 30, 2016	4	4
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 725,409 issued and outstanding as of September 30, 2016 and September 30,, 2015 respectively	73	73
Common Stock ($.0001 par value) 5,000,000,000 shares authorized and 4,232,931,345 issued and outstanding as of September 30, 2015, 8,000,000,000 shares authorized and 6,555,579,936 shares issued and outstanding as of September 30, 2016	655,555	423,292
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and September 30, 2016	0	0
Additional Paid in capital	36,330,081	29,004,809
Contributed Capital	509,355	509,355
Retained Earnings (Deficit)	(40,085,717)	(31,628,963)
Accumulated Other Comprehensive Income (Loss)	(82,066)	(35,280)
Total Stockholders' Equity (Deficit) Biomatrix Scientific Group, Inc.	(2,672,499)	(1,726,494)
Noncontrolling Interest in subsidiary	447,893	82,050
Total Stockholders' Equity	(2,224,606)	(1,644,444)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	342,380	278,707

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30, 2016	Year Ended September 30, 2015 (as restated)
REVENUES	100,000	192,000

COST AND EXPENSES
Research and Development	671,093	282,295
General and Administrative	1,793,296	1,430,553
Consulting and Professional Fees	701,774	587,470
Rent	60,000	58,071
Total Costs and Expenses	3,226,163	2,358,389

OPERATING LOSS	(3,126,163)	(2,166,389)

OTHER INCOME & (EXPENSES)
Interest Income	1,197	1,148
Interest Expense	(59,352)	(56,063)
Loss on Settlement of Debt through Equity Issuance below Fair Value	(356,229)	(942,015)
Loss on Settlement of Debt through Issuance of Shares of Regen Biopharma, Inc. below fair value	(4,748,408)	(9,191,857)
Interest Expense attributable to amortization of discount	(167,799)	(150,806)
Other than Temporary Impairment
Available for Sale Securities		(41,333,361)
Preferred Shares of Regen Biopharma, Inc. issued pursuant to contractual obligations		(3,475)
Expense Related to issuance of Convertible Debt to Star City		(247,500)
Total Other Income & (Expense)	(5,330,591)	(51,923,929)

NET INCOME (LOSS)	(8,456,754)	(54,090,319)

Less: (Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	6,772,347	8,977,733

NET INCOME (LOSS) available to common shareholders	(1,684,406)	(45,112,586)
BASIC AND FULLY DILUTED EARNINGS (LOSS)	$(0.0003)	$(0.0160)
Weighted average number of shares outstanding	5,333,516,841	2,855,088,489

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended September 30, 2015 (as restated)	Year Ended September 30, 2016
Net Income	(54,090,319)	(8,456,754)
Add:
Unrealized Gains on Securities
Less:
Unrealized Losses on Securities	(35,280)	(46,785)
Add:
Unrealized Gains on Securities
Total Other Comprehensive Income (Loss)	(35,280)	(46,785)
Comprehensive Income	(54,125,599)	(8,503,539)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2016 and 2015

		Series AA Preferred		Series B Preferred		Series AAA Preferred		Preferred		Common		Nonvoting Convertible Preferred
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Deficit Attributable to noncontrolling interest	Noncontrolling interest	Contributed Capital	Accumulated Other Comprehensive Income	Total
Balance September 30, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	3,079,900,942	307,989	0	0	16,510,439	22,461,356		20,017	509,355	(41,333,361)	(1,523,912)
41,913	Common Shares issued for debt									100,000,000	10,000			27,500						37,500
41,921	Common Shares issued for debt									100,000,000	10,000			25,000						35,000
41,943	Common Shares issued for debt									200,000,000	20,000									20,000
12/09/2014 issuance 100m to Sherm $10,000 of debt	Common Shares issued for debt									100,000,000	10,000									10,000
42,002	Common Shares issued for debt									150,000,000	15,000									15,000
	sale of owned and issued shares of Regen Biopharma, Inc. during quarter ended 12/31/2015													50,000						50,000
41,942	Shares of subsidiary issued to consultant													22,440						22,440
	Net Loss October 1, 2014 to December 31, 2014														(856,892)					(856,892)
	Accumulated Other Comprehensive Income (Loss)																		(2,000)	(2,000)
	Loss on issuance of securities for less than fair value during the quarter ended 12/31/2014													587,500						587,500
	Noncontrolling interest recognized													55,786			(55,786)			0
Balance December 31, 2014		94,852	9	725,409	73	40,000	4	2,063,821	207	3,729,900,942	372,989	0	0	17,278,665	21,604,464		(35,769)	509,355	(41,335,361)	(1,605,364)
42,045	Common Shares issued for debt									103,030,303	10,303			6,697						17,000
42,062	Common Shares issued for debt									200,000,000	20,000									20,000
	sale of owned and issued shares of Regen Biopharma, Inc. during quarter ended 3/31/2015													20,000						20,000
42,069	Common Shares of subsidiary issued for services													140,000						140,000
42,069	Common Shares of subsidiary issued for services													63,739						63,739
3/6/1015	Common Shares of subsidiary issued for debt													558,575						558,575
42,072	Common Shares of subsidary issued for debt													175,000						175,000
42,080	Common Shares of subsidary issued for debt													50,000						50,000
42,089	Common Shares of subsidiary issued for debt													100,000						100,000
	Preferred Shares of subsidiary issued for Purchase of Patent													100						100
42,080	Preferred Shares of subsidiary issued pursuant to contractual obligations													3,154						3,154
42,089	Preferred Shares of subsidiary issued to Consultants for Services													420						420
	Recognition of Beneficial Conversion Feature, Convertible Note													300,000						300,000
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 3/31/2015													8,393,947						8,393,947
	Noncontrolling interest recognized													(467,943)			467,943			0
	Accumulated Other Comprehensive Income (Loss)																		1,000	1,000
	Regen Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2015													132,602						132,602
	Net Loss January 1 2015 to March 31 2015														(9,344,958)					(9,344,958)
Balance March 31, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,032,931,245	403,292	0	0	26,754,956	12,259,506		432,174	509,355	(41,334,361)	(974,785)
42,107	Common Stock issued for Debt									200,000,000	20,000									20,000
42,108	common Shares of subsidiary issued for debt													40,000						40,000
42,108	Preferred Shares of subsidiary issued pursuant to contractual obligations													143						143
74,643	Common Shares of subsidiary issued for Debt													15,000						15,000
42,142	Common Shares of subsidiary issued for Debt													15,000						15,000
42,143	Preferred Shares of subsidiary issued to Consultants for Services													20						20
42,143	Common Shares of subsidiary issued for Debt													50,000						50,000
42,143	Preferred Shares of subsidiary issued pursuant to contractual Obligations													178						178
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 6/30/2015													1,077,425						1,077,425
	Regen Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2015													247,588						247,588
	Noncontrolling interest recognized													216,981			(216,981)			0
	Accumulated Other Comprehensive Income (Loss)																		1,000	1,000
	Net Loss April 1 2015 to June 30 2015														(1,829,173)					(1,829,173)
Balance June 30, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,232,931,245	423,292	0	0	28,417,291	10,430,333		215,193	509,355	(41,333,361)	(1,337,604)
42,186	Common Shares of subsidiary issued for services													61,836						61,836
42,233	Common Shares of subsidiary issued for services													19,941						19,941
42,235	Preferred Shares of subsidiary issued for services													10						10
42,265	Common Shares of subsidiary issued for cash													33,333						33,333
42,265	Preferred Shares of subsidiary issued for cash													16,667						16,667
	Regen Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2015													247,588						247,588
	Loss due to issuance of securities for less than fair value recognized during the quarter ended 9/30/2015													75,000						75,000
	Noncontrolling interest recognized													133,143			(133,143)			0
	Accumulated Other Comprehensive Income (Loss)																		(35,280)	(35,280)
	Recognition of Other than Temporary Impairment Available for Sale securities																		41,333,361	41,333,361
	Net Loss July 1 2015 to September 30 2015														(42,059,296)					(42,059,296)
Balance September 30, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,232,931,245	423,292	0	0	29,004,809	(31,628,963)		82,050	509,355	(35,280)	(1,644,444)
	Common Shares issued for debt 10/02/2015									382,657,778	38,266			24,872						63,138
	Common Stock of Subsidiary issued for cash 10/28/2015													166,667						166,667
	Preferred Stock of Subsidiary issued for cash 10/28/2015													83,333						83,333
	Preferred Stock of Subsidiary issued as Restricted Stock Award 10/28/2016													0						0
	Common Stock of Subsidiary issued for cash 11/20/2015													55,000						55,000
	Preferred Stock of Subsidiary issued for cash 11/20/2015													55,000						55,000
	Common Stock of Subsidiary issued for cash 12/29/2015													100,000						100,000
	Preferred Stock of Subsidiary issued for cash 12/29/2015													100,000						100,000
	Preferred Stock of Subsidiary issued for nonemployee services 11/30/2015													40						40
	Common Shares issued for debt 12/15/2015									273,476,806	27,348			2,734						30,082
	Loss on issuance of securities for less than fair value during the quarter ended 12/31/2015													1,332,547						1,332,547
	Regen Restricted Stock Award compensation expense recognized during Quarter ended December 31, 2015													247,724						247,724
	Accumulated Other Comprehensive Income (Loss)																		(38,720)	(38,720)
	Net Loss October 1 2015 to December 31 2015														(2,152,321)					(2,152,321)
	Noncontrolling interest recognized													(113,233)			113,233
Balance December 31, 2015		94,852	9	725,409	73	40,000	4	2,063,821	207	4,889,065,829	488,906			31,059,493	(33,781,284)		195,283	509,355	(74,000)	(1,601,954)
	Common Stock of Subsidiary issued for cash 1/28/2016													100,000						100,000
	Preferred Stock of Subsidiary issued for Cash 1/28/2016													50,000						50,000
	Common Stock of Subsidiary issued for Cash 1/29/2016													750						750
	Preferred Stock of Subsidiary issued for Cash 1/29/2016													7,500						7,500
	Common Stock of Subsidiary issued for Cash 2/2/2016													6,750						6,750
	Common Stock issued for Debt 2/05/2016									139,132,221	13,913									13,913
	Common Stock issued for Debt 2/16/2016									203,411,136	20,341									20,341
	Common Stock of Subsidiary issued for cash at $0.05 per share issued 2/22/2016													33,333						33,333
	Common Stock of Subsidiary issued for cash at $0.0125 per share issued 2/22/2016													12,500						12,500
	Preferred Stock of Subsidiary issued for cash at $0.05 per share issued 2/22/2016													16,667						16,667
	Common Stock issued for Debt 3/1/2016									227,639,088	22,763									22,763
	Preferred Stock of Subsidiary issued for cash at $0.0125 per share issued 3/22/2016													37,500						37,500
	Regen Restricted Stock Award compensation expense recognized during Quarter ended March 31, 2016													247,739						247,739
	Accumulated Other Comprehensive Income (Loss)																		(63,726)	(63,726)
	Loss on issuance of securities for less than fair value during the quarter ended 3/31/2016													442,183						442,183
	Beneficial Conversion Feature Recognized during the Quarter Ended March 31, 2016													42,600						42,600
	Net Loss January 1 2016 to March 31, 2016														(1,298,296)					(1,298,296)
	Noncontrolling interest recognized													155,950			(155,950)			0
Balance March 31, 2016		94,852	9	725,409	73	40,000	4	2,063,821	207	5,459,248,274	545,923			32,212,965	(35,079,580)		39,333	509,355	(137,726)	(1,909,437)
	Preferred Stock of Subsidiary issued for debt issued April 7, 2016													10,000						10,000
	Preferred Stock of Subsidiary issued for Officer Compensation April 7 2016													3,000						3,000
	Common Stock of Subsidiary issued for debt issued May 9 , 2016													14,000						14,000
	Common Stock of Subsidiary issued for cash at $0.0125 per share issued 5/23/2016													12,500						12,500
	Preferred Stock issued for cash at $0.0125 per share issued 5/23/2016													37,500						37,500
	Common Stock issued for cash at $0.03329 per share issued 6/6/2016													118,750						118,750
	Preferred Stock issued for cash at $0.01938 per share issued 6/6/2016													106,250						106,250
	Preferred Stock issued for cash at $0.0125 per share issued 6/15/2016													41,062						41,062
	Common Stock issued for cash at $0.0125 per share issued 6/15/2016													13,687						13,687
	Regen Restricted Stock Award compensation expense recognized during Quarter ended June 30, 2016													247,739						247,739
	Beneficial Conversion Feature Recognized during the Quarter Ended March 31, 2016													9,900						9,900
	Common Stock issued for Debt 5/06/2016									287,138,354	28,714									28,714
	Loss on issuance of securities for less than fair value during the quarter ended 6/30/2016													1,502,204						1,502,204
	Net Loss April 1, 2016 to June 30, 2016														(2,505,360)					(2,505,360)
	Accumulated Other Comprehensive Income (Loss)																		23,394	23,394
	Noncontrolling interest recognized													(227,461)			227,461			0
Balance June 30, 2016		94,852	9	725,409	73	40,000	4	2,063,821	207	5,746,386,628	574,637			34,102,095	(37,584,940)		266,794	509,355	(114,332)	(2,246,098)
	Preferred Stock of Subsidiary issued for Nonemployee Compensation July 27, 2016													15,900						15,900
	Preferred Stock of Subsidiary issued for cash at $0.0125 per share issued 8/16/2016													25,000						25,000
	Common Stock of Subsidiary issued for debt issued August 17 , 2016													109,000						109,000
	Preferred Stock of Subsidiary issued for cash at $0.0125 per share issued 8/22/2016													50,000						50,000
	Common Stock of Subsidiary issued for Nonemployee Compensation 8/22/2016													28,565						28,565
	Preferred Stock of Subsidiary issued for cash at $0.0125 per share issued 9/13/2016													18,750						18,750
	Common Stock of Subsidiary issued for cash at $0.004167 per share issued 9/13/2016													6,250						6,250
	Common Stock of Subsidiary issued for Nonemployee Compensation 8/22/2016													71,250						71,250
	Common Stock issued for Debt 9/06/2016									390,068,591	39,006									39,006
	Common Stock issued for Debt 9/21/2016									419,124,717	41,912									41,912
	Regen Restricted Stock Award compensation expense recognized during Quarter ended September 30, 2016													106,666						106,666
	Beneficial Conversion Feature Recognized during the Quarter Ended September 30, 2016													150,000						150,000
	Loss on issuance of securities for less than fair value during the quarter ended 9/30/2016													1,827,704						1,827,704
	Accumulated Other Comprehensive Income (Loss)																		32,267	32,267
	Noncontrolling interest recognized													(181,099)			181,099
	Net Loss July 1, 2016 to September 30, 2016														(2,500,776)					(2,500,776)
Balance September 30, 2016		94,852	9	725,409	73	40,000	4	2,063,821	207	6,555,579,936	655,555			36,330,081	(40,085,717)		447,893	509,355	(82,065)	(2,224,606)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2016	Year Ended September 30, 2015 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(8,456,754)	(54,090,319)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Stock issued by licensee to subsidiary in payment of services		(192,000)
Subsidiary Stock issued for compensation	3,000
Subsidiary Stock issued for services rendered by consultants	115,755
Interest Expense attributable to amortization of discount	167,802	150,806
Additional paid in Capital	849,882	1,010,650
Impairment of Available for sale Securities		41,333,361
Loss on Settlement of Debt through Equity Issuance	5,104,637	10,133,872

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(59,905)	(10,000)
(Increase) decrease in Accounts Receivable	(83,000)
Increase (Decrease) in Accounts Payable	214,905	9,484
Increase (Decrease) in Accrued Expenses	429,382	207,624
Increase (Decrease) in bank Overdraft		(6,137)
(Increase) Decrease in Interest Receivable	(1,197)	(1,148)
(Increase) Decrease in Due from Former Employee	(15,000)
Decrease (Increase) Note Recievable		(1,629)
Net Cash Provided by (Used in) Operating Activities	(1,730,493)	(1,455,436)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase ( Decrease) in due to subsidiary shareholder	50,000	–
Stock in subsidiary sold for cash	1,254,751	50,000
Principal borrowings (repayments) on notes and Convertible Debentures	77,097	208,603
Principal borrowings ( repayments) on Convertible Debentures	300,000	1,272,686
(Increase) Decrease in Deferred Financing Costs
Net Cash Provided by (Used in) Financing Activities	1,681,850	1,531,289

Net Increase (Decrease) in Cash	(48,643)	75,854

Cash at Beginning of Period	76,355	502
Cash at End of Period	27,712	76,356

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares Issued for Debt	$259,869	157,500
Common Shares of Regen Biopharma, inc. issued for debt	123,000	1,002,686
Preferred Shares of Regen Biopharma, inc. issued for debt	10,000
Cash Paid for Interest	5,000

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to consolidated Financial Statements

As of September 30 2016

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

Through its controlled subsidiary, Regen BioPharma, Inc., the Company intends to engage primarily in the development of regenerative medical applications which we intend to license from other entities up to the point of successful completion of Phase I and or Phase II clinical trials after which we would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. As of September 30, 2016 The Company holds 11.6 % of the equity and 57.7% of the voting power of Regen BioPharma, Inc. (“Regen”)

A. BASIS OF ACCOUNTING

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

The Company’s financial instruments as of September 30, 2016 consisted of Securities Available for Sale consisting of 8,066,667 common shares of Entest Biomedical, Inc and a Note Receivable from Entest Biomedical, Inc. for $12,051 .  The fair value of Securities Available for sale as of September 30, 2016 were valued according to the Level 1 input. The carrying amount of the financial instruments is equal to the fair value as determined by the Company. The fair value of the Note Receivable was valued according to Level 3 input.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2016 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 and $0 for the years ended September 30, 2016 and September 30, 2015.

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

NOTE 3. OPTIONS AND WARRANTS

As of September 30, 2016 the Company has no options or warrants outstanding.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Exclusive of a onetime non-cash gain of $312,327 recognized upon the deconsolidation of Entest Biomedical, Inc., the Company generated net losses of $39,733,011 (excluding $663,649 of Equity in Net Losses of Entest Biomedical, Inc. recognized) during the period from August 2, 2005 (inception) through September 30, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. During the year ended year ended September 30, 2016 Regen raised $1,254,751 through the issuance of equity securities for cash and $300,000 through the issuance of convertible debentures.

NOTE 5. INCOME TAXES

As of September 30, 2016

Deferred tax assets:
Net operating tax carry forwards	$13,522,824
Other	-0-
Gross deferred tax assets	13,522,824
Valuation allowance	(13,522,824)
Net deferred tax assets	$-0-

As of September 30,  2016 the Company has a  Deferred Tax Asset of  $ 13,522,824 completely attributable to net operating loss carry forwards  of approximately $39,733,011 ( which expire 20 years from the date the loss was incurred) consisting  of

(a) $38,616, of Net Operating Loss Carry forwards acquired in the reverse acquisition of BMSG and

(b) 39,694,395 attributable to Bio-Matrix Scientific Group, Inc. a Delaware corporation, BMSG and Regen.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of September 30, 2016 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $73,986. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of September 30, 2016 Regen is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of $50. These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month,

As of September 30, 2016 Entest Biomedical, Inc. is indebted to Regen in the amount of $12,051. $12,051 lent by Regen to Entest Biomedical, Inc . is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2016 Regen is indebted to Blackbriar Partners in the amount of $10,097. $3,000 lent to Regen by Blackbriar Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum.

$7,097 lent to Regen by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum.

As of September 30, 2016 the Company is indebted to Blackbriar Partners in the amount of $20000.

$5000 lent to the Company by Blackbriar Partners is due and payable April 8, 2017 and bears simple interest at a rate of 10% per annum.

$15,000 lent to the Company by Blackbriar Partners is due and payable July 25, 2017 and bears simple interest at a rate of 10% per annum.

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

Pursuant to the Agreement, Zander shall pay to Regen Biopharma, Inc. a one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

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

On September 28, 2015 Zander caused to be issued to Regen Biopharma, Inc. 8,000,000 of the common shares of Entest Biomedical, Inc in satisfaction of one hundred thousand US dollars ($100,000) to be paid to Regen Biopharma, Inc. by Zander as a license initiation fee. Regen Biopharma, Inc. recognized revenue of $192,000 equivalent to the fair value of 8,000,000 of the common shares of Entest Biomedical, Inc as of the date of issuance. During the quarter ended September 30, 2016 Zander paid $17,000 to Regen as a partial payment of the July 15th, 2016 liability

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen Biopharma, Inc.

NOTE 7. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE AND NOTES RECEIVABLE

September 30, 2016
Bio Technology Partners Business Trust (Company)	$14,000
David R. Koos ( Company)( Note 6)	$73,986
David R. Koos ( Regen)( Note 6)	$50
The Sherman family Trust	$2,000
Bostonia Partners ( Company)	$91,000
Bostonia Partners ( Regen)	$133,300
Blackbriar Partners (Regen) (Note 6)	$10,097
Blackbriar Partners (Company) (Note 6)	$20,000
Total	$344,433

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

3,000 lent to the Company by Bostonia Partners is due and payable March 23, 2017 and bear simple interest at a rate of 10% per annum.

$5,000 lent to the Company by Blackbriar Partners is due and payable April 8, 2017 and bears simple interest at a rate of 10% per annum.

$15,000 lent to the Company by Blackbriar Partners is due and payable July 25, 2017 and bears simple interest at a rate of 10% per annum.

$20,000 lent to Regen by Bostonia Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum.

$30,000 lent to Regen by Bostonia Partners is due and payable February 24, 2017 and bears simple interest at a rate of 10% per annum.

$20,000 lent to Regen by Bostonia Partners is due and payable March 8, 2017 and bears simple interest at a rate of 10% per annum.

$63,300 lent to Regen by Bostonia Partners is due and payable May 10 2017 and bears simple interest at a rate of 10% per annum.

$3,000 lent to Regen by Blackbriar Partners is due and payable February 19, 2017 and bears simple interest at a rate of 10% per annum.

$7,097 lent to Regen by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum.

Convertible Notes 09/09/2016
Bio Matrix Scientific Group, Inc.

$50,000	Scott Levine
$10,000	Mike and Ofie Weiner
$18,400	Mike and Ofie Weiner
$2,301	Bio Technology Partners Business Trust
$40,140	Star City Capital, LLC
$120,841	Total

$40,140 due and payable to Starcity Capital LLC (“Note”) bears no interest, is payable on April1, 2016 and permits conversion at the Holder’s option into common shares of the Company under the following terms and conditions:

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

The amount by which the instrument’s as converted value exceeds the principal amount as of September 30, 2016 is $0.

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

As of September 30, 2016 the unamortized discount on the Company’s convertible notes outstanding is $ 0

Regen Biopharma, Inc.

On March 8, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $100,000 for consideration consisting of $100,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock of Regen , as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of Regen into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

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

“Transaction Event” shall mean either of:

(a) The sale by Regen of Regen’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by Regen to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize Regen’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $42,600 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible notes outstanding is $ 34,625. As of September 30, 2016 $100,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is $25,000.

On April 6, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 8% per annum . The maturity of the Note is three years from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock of Regen, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of Regen into which such Common Stock shall hereafter be changed or reclassified pursuant to the following terms and conditions:

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

“Transaction Event” shall mean either of:

(a) The sale by Regen of Regen’s proprietary NR2F6 intellectual property to an unaffiliated third party

(b) The granting of a license by Regen to an unaffiliated third party granting that unaffiliated third party the right to develop and/or commercialize Regen’s proprietary NR2F6 intellectual property

The issuance of the Note amounted in a beneficial conversion feature of $9,900 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible note outstanding is $ 8,317. As of September 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is $12,500.

On August 26, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock of Regen , as such Stock exists on the Issue Date, or any shares of capital stock or other securities of Regen into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.0125 per share.

Regen shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible note outstanding is $ 45,205.

As of September 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is :

(a)	$450,000 if the entire principal amount is converted into common stock
(b)	$430,000 if the entire principal amount is converted into Series A Preferred stock

On September 8, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock of Regen, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of Regen into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.0125 per share.

Regen shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible note outstanding is $ 47,123. As of September 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is :

(a)	$450,000 if the entire principal amount is converted into common stock
(b)	$430,000 if the entire principal amount is converted into Series A Preferred stock

On September 20, 2016 (“Issue date”) Regen issued a Convertible Note (“Note”) in the face amount of $50,000 for consideration consisting of $50,000 cash. The Note pays simple interest in the amount of 10% per annum . The maturity of the Note is one year from the issue date.

The Lender shall have the right from time to time to convert all or a part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock and/or Series A Preferred Stock of Regen, as such Stock exists on the Issue Date, or any shares of capital stock or other securities of Regen into which such Stock shall hereafter be changed or reclassified at a conversion price of $0.0125 per share.

Regen shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Lender, to prepay the outstanding Note in part or in full, including outstanding principal and accrued interest.

The issuance of the Note amounted in a beneficial conversion feature of $50,000 which is amortized under the Interest Method over the life of the Note. As of September 30, 2016 the unamortized discount on the convertible note outstanding is $ 48,630. As of September 30, 2016 $50,000 of the principal amount of the Note remains outstanding.

The amount by which the Note’s as converted value exceeds the principal amount as of September 30, 2016 is :

(a)	$450,000 if the entire principal amount is converted into common stock
(b)	$430,000 if the entire principal amount is converted into Series A Preferred stock

NOTES RECEIVABLE

September 30, 2016
Entest Biomedical, Inc. (Note 6)	$12,051
Notes Receivable	$12,051

$12,051 lent by Regen Biopharma, Inc. to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2016:

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

Common stock, $ 0.0001 par value; 8,000,000,000 shares authorized: 6,555,579,936 shares issued and outstanding.

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

The Company concluded that such impairment should be recognized based primarily due to:

(a)	History of recurring losses for Entest Biomedical, Inc.
(b)	Large percentage decline in fair value during the Company’s period of ownership

The common shares of Entest Biomedical, Inc described above constitute the Company’s sole investment securities as of September 30, 2016.

8,066,667	Common Shares of Entest Biomedical, Inc.

Basis	Fair Value	Total Unrealized Losses in Other Comprehensive Income	Net Unrealized Gain or (Loss) realized during the Year ended September 30, 2016
195,000	112,933	(82,066)	(46,786)

NOTE 11. STOCK TRANSACTIONS

BIO- MATRIX SCIENTIFIC GROUP, INC.:

On September 6, 2016 the Company issued 390,068,951 of its Common Shares in satisfaction of $39,006 of convertible indebtedness.

On September 21, 2016 the Company issued 419,124,717 of its Common Shares in satisfaction of $41,912 of convertible indebtedness.

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

On May 23, 2016 Regen issued 1,000,000 of its Common Shares for cash consideration of $12,500.

On June 6, 2016 Regen issued 3,500,000 of its Common Shares for cash consideration of $118,750.

On June 15, 2016 Regen issued 1,095,000 of its Common Shares for cash consideration of $13,687.

On August 17, 2016 Regen issued 3,966,667 of its Common Shares in satisfaction of $109,000 of principal indebtedness.

On September 8, 2016 Regen issued 197,000 of its Common Shares as consideration for nonemployee services

On September 13, 2016 Regen issued 500,000 of its Common Shares for cash consideration of $6,250

On September 14, 2016 Regen issued 500,000 of its Common Shares as consideration for nonemployee services

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

On December 29, 2015 Regen issued 4,000,000 shares of its Series A Preferred stock for cash consideration of $100,000.

On January 28, 2016 Regen issued 1,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On January 29, 2016 Regen issued 300,000 shares of its Series A Preferred stock for cash consideration of $7,500.

On February 22, 2016 Regen issued 333,333 shares of its Series A Preferred stock for cash consideration of $16,666.

On March 22, 2016 Regen issued 3,000,000 shares of its Series A Preferred stock for cash consideration of $37,500.

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

On June 6, 2016 Regen issued 5,500,000 shares of its Series A Preferred stock for cash consideration of $106,250.

On June 15, 2016 Regen issued 3,285,000 shares of its Series A Preferred stock for cash consideration of $25,000.

On July 27, 2016 Regen issued 100,000 shares of its Series A Preferred stock as consideration for nonemployee services

On August 16, 2016 Regen issued 2,000,000 shares of its Series A Preferred stock for cash consideration of $25,000.

On August 22, 2016 Regen issued 4,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On September 13, 2016 Regen issued 1,500,000 shares of its Series A Preferred stock for cash consideration of $18,750.

On July 13, 2016 Regen entered into an agreement (“Agreement”) with an outside investor whereby the investor agreed to buy and Regen agreed to sell 1,000,000 Units for consideration of $50,000. Each Unit issuable pursuant to the Agreement shall consist of one share of Regen’s common stock and three shares of Regen’s Series A Preferred Stock. During the quarter ended September 30, 2016 the outside investor paid consideration to Regen of $50,000 for One Million Units. As of September 30, 2016 the securities issuable pursuant the the Agreement have not been issued.

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s annual consolidated financial statements for the fiscal year ended 2015, the Company determined that:

An other than temporary impairment of $41,333,361 on 8,066,667 Common Shares of Entest Biomedical, Inc. owned by the Company should be recognized as of September 30, 2015 due to the following factors:

(a)	History of recurring losses for Entest Biomedical, Inc.

(b)	Large percentage decline in fair value during the Company’s period of ownership

BIO MATRIX SCIENTIFIC GROUP, INC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended 9/30/2015 As originally presented	Adjustments	Year ended 9/30/2015 Restated
REVENUES	192,000		192,000
COST AND EXPENSES
Research and Development	282,295		282,295
General and Administrative	1,430,553		1,430,553
Consulting and Professional Fees	587,470		587,470
Rent	58,071		58,071
Total Costs and Expenses	2,358,389		2,358,389

OPERATING LOSS	(2,166,389)		(2,166,389)

OTHER INCOME & (EXPENSES)
Interest Income	1,148		1,148
Interest Expense	(56,063)		(56,063)
Other Income
Loss on Settlement of Debt through Equity Issuance below Fair value	(942,015)		(942,015)
Loss on Settlement of Debt through issuance of Common Shares of Regen Biopharma, Inc. below fair value	(9,191,857)		(9,191,857)
Interest Expense attributable to amortization of discount	(150,806)		(150,806)
Expense Related to issuance of Convertible Debt to Star City	(247,500)		(247,500)
Preferred Shares of Regen Biopharma, Inc. issued pursuant
to contractual obligations	(3,475)		(3,475)
Other than Temporary Impairment Available for Sale Securities		(41,333,361)	(41,333,361)
Other Income	0		0
Other Expenses	0		0
Total Other Income & (Expense)	(10,590,568)		(51,923,929)

NET INCOME (LOSS)	(12,756,958)	(41,333,361)	(54,090,319)
Less:
(Net Income) Loss attributable to noncontrolling interest Regen Biopharma, Inc.	8,977,733		8,977,733

NET INCOME (LOSS) available to common shareholders	(3,779,225)	(41,333,361)	(45,112,586)

BASIC AND FULLY DILUTED
EARNINGS (LOSS)	$(0.001)	$(0.015)	$(0.016)
Weighted average number of shares outstanding	2,855,088,489		2,855,088,489

BIO MATRIX SCIENTIFIC GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2015		Year Ended September 30, 2015	Year Ended September 30, 2014		Year Ended September 30, 2014
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	(12,756,958)	(41,333,361)	(54,090,319)	(2,080,958)		(2,080,958)
Adjustments to reconcile net Income to net cash
(used in) provided by operating activities:
Stock issued by licensee to subsidiary in payment of services	(192,000)		(192,000)
Stock issued for services rendered by consultants				26,180		26,180
Stock issued for interest				3,570		3,570
Stock issued for expenses				48,000		48,000
Interest Expense attributable to amortization of discount	150,806		150,806
Impairment of Available for sale Securities		41,333,361	41,333,361
Additional Paid in Capital		1,010,650	1,010,650		300,000	300,000
Loss on Settlement of Debt through Equity issuance		10,133,872	10,133,872		1,112,230	1,112,230
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,000)		(10,000)
Increase (Decrease) in Accounts Payable	9,484		9,484	19,920		19,920
Increase (Decrease) in Accrued Expenses	207,624		207,624	12,397		12,397
Increase (Decrease) in bank Overdraft	(6,137)		(6,137)	6,137		6,137
(Increase) Decrease in Interest Receivable	(1,148)		(1,148)	(233)		(233)
Increase (Decrease) in Due to Affiliate				(34,895)		(34,895)
(Increase) Decrease in Note Recievable	(1,629)		(1,629)	(10,422)		(10,422)

Net Cash Provided by (Used in) Operating
Activities	(12,599,958)	11,144,522	(1,455,435)	(2,010,304)	1,412,230	(598,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock issued for Cash				100,000		100,000
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

Note 13. Subsequent Events

On November 8, 2016 Regen issued 2,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On November 8, 2016 Regen issued 1,000,000 shares of its Series A Preferred stock for cash consideration of $12,500.

On November 8, 2016 Regen issued 2,000,000 shares of its Series A Preferred stock for cash consideration of $50,000.

On November 8, 2016 Regen issued 2,000,000 shares of its common stock for cash consideration of $50,000.

On November 8, 2016 Regen issued 1,000,000 shares of its common stock for cash consideration of $12,500.

On November 8, 2016 Regen issued 2,000,000 shares of its common stock for cash consideration of $50,000.

On November 8, 2016 Regen issued 500,000 shares of its Series A Preferred stock for cash consideration of $12,500.

On November 8, 2016 Regen issued 500,000 shares of its common stock for cash consideration of $12,500.

On December 5, 2016 the Company issued 401, 275, 700 of its common shares in satisfaction of $40,127 of convertible debt.

On December 19, 2016 Regen issued 1,000,000 shares of its common stock for cash consideration of $16,667

On December 19, 2016 Regen issued 3,000,000 shares of its common stock for cash consideration of $37,500

On December 19, 2016 Regen issued 500,000 shares of its common stock for cash consideration of $12,500

On December 19, 2016 Regen issued 1,500,000 shares of its common stock for cash consideration of $37,500

On December 19, 2016 Regen issued 1,700,000 shares of its common stock for cash consideration of $42,500

On December 19, 2016 Regen issued 3,000,000 shares of its Series A Preferred stock for cash consideration of $33,333.

On December 19, 2016 Regen issued 3,000,000 shares of its Series A Preferred stock for cash consideration of $37,500.

On December 19, 2016 Regen issued 500,000 shares of its Series A Preferred stock for cash consideration of $12,500.

On December 19, 2016 Regen issued 1,500,000 shares of its Series A Preferred stock for cash consideration of $37500.

On December 19, 2016 Regen issued 1,700,000 shares of its Series A Preferred stock for cash consideration of $42,500.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure;

During the Registrant's most two most recent fiscal years there were no disagreements with Seale and Beers, Certified Public Accountants LLC (“S&B”) , the Company’s independent registered public accounting firm until October 19, 2016, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to S&B’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

During the Registrant's most two most recent fiscal years there were no disagreements with AMC Auditing (“AMC”) , the Company’s independent registered public accounting firm from October 19, 2016 to the present, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AMC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and acting CFO. He functions as the Company’s principal executive officer and principal financial officer.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2016 based on the framework in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on its assessment, management believes that, as of September 30, 2016, the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended September 30, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

David  Koos has served as Chairman, CEO, President, Secretary, and Acting CFO of the BMSN since June 19, 2006.

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman , President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.	June 19, 2009 to the present.
Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	August 8, 2011 to the present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present June 19, 2006 (President, CEO and Acting CFO) June 19, 2006 (Secretary) to Present
Chairman CEO, President, Secretary, and Acting CFO	Entest BioMedical, Inc. (a California corporation)	August 22, 2008 to the Present
Chairman, CEO, Secretary & Acting CFO	Frezer Inc.	May 2, 2005 to February 2007
Chairman, CEO & Acting CFO	BMXP Holdings, Inc.	December 6, 2004 to June 2008
Managing Director & President	Cell Source Research Inc.	December 5, 2001 to Present
Managing Director & President	Venture Bridge Inc.	November 21, 2001 to Present
Registered Representative	Amerivet Securities Inc.•	March 31, 2004 to February 2008

David R. Koos has served as Chairman of the Board of Directors, Chief Executive Officer, Secretary, and Treasurer of Regen since April 24, 2012. David R. Koos has served as president of Regen from the period beginning May 29, 2013 and ending April 30, 2015 . David R. Koos has served as Acting Chief Financial Officer of Regen for the period beginning April 24, 2012 and ending February 11, 2015.

• Amerivet Securities Inc. has not been active during the period as the Chief Executive Officer was on deployment in Iraq through the U.S. Army Reserves.

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

Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos Chairman and CEO	From October 1, 2015 to September 30, 2016	$300,000		1000						$301,000
David Koos Chairman and CEO	From October 1, 2014 to September 30, 2015	$300,000		810,250	(a)					$1,102,000

Does not include Compensation Accrued but Unpaid. As of September 30, 2016 David R. Koos is owed $780,321 in compensation accrued but unpaid by the Company and Regen.

(a)	Restricted Stock Awards Paid to Mr. Koos consist of 9,000,000 of Regen’s common shares vesting according to the terms and conditions of Mr. Koos Employment Agreement with Regen and 2,500,000 of Regen’s Preferred Shares vesting upon the same terms and conditions as common stock issued pursuant to Mr. Koos’ Employment Agreement with Regen.
•	Stock Award paid to David Koos consist of10,000,000 of Regen Series A Preferred Shares

David Koos is not party to an executed employment agreement with the Company. From April 2007 until October 2008 we had agreed to compensate David Koos $12,000 per month for his services, exclusive of any bonuses or benefits. From October of 2008 to February 11, 2015, we have agreed to compensate David Koos $25,000 per month for his services, exclusive of any bonuses or benefits. From February 11, 2015 to the present we have agreed to compensate David Koos $10,000 per month for his services, exclusive of any bonuses or benefits.

On February 11, 2015 Regen entered into a written employment agreement with its current Chief Executive Officer, Mr. David Koos whereby Mr. Koos shall serve as Chief Executive Officer of Regen (“Agreement”)

Pursuant to the Agreement, Mr. Koos shall be paid salary at the rate of $15,000 per month, payable in cash or shares of Regen common stock. Mr. Koos shall also receive 9,000,000 newly issued common shares of Regen which shall vest after 18 months of constant employment have expired from the date of the full execution of the Agreement . The term of the Agreement shall commence on February 11, 2015 and shall expire on February 11, 2018. On August 5, 2016 the Agreement was amended to extend the vesting schedule of both the 9,000,000 common shares as well as 2,500,000 previously issued shares of the Company’s Series A Preferred Stock until February 5, 2017. As consideration for consenting to this amendment Koos shall receive Two Hundred shares of the Company’s Series AA Preferred Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the close of business on  December 20, 2016 concerning shares of our stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Based on 6,956,855,636 shares issued and outstanding as of  December 20 , 2016.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	72,718,293 (a)	1%
Common	All Officers and Directors As a Group(a)	72,718,293 (a)	1%

(a)    Includes 4,159,085 shares owned by Bombardier Pacific Ventures Inc., which is wholly owned by David Koos and 104,160  shares owned AFN Trust for which David Koos serves as Trustee and 54 shares owned by the BMXP Holdings Shareholder Business Trust. David R. Koos is the Trustee of BMXP Holdings Shareholder Business Trust. .

The following table sets forth information as of the close of business on December 20, 2016, concerning shares of our preferred stock beneficially owned by (i)each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of preferred stock.

Based on 2,063,821  shares issued and outstanding as of  December 20, 2016

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

Based on 725,409  shares  issued and outstanding as of  December 20, 2016

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

The following table sets forth information as of the close of business on December 20, 2016  concerning shares of our Series AA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Based on 94,852 shares outstanding as of December 20, 2016

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	94,852	100%
Series AA Preferred	All Officers and Directors As a Group	94,852	100%

 The following table sets forth information as of the close of business on December 20, 2016  concerning shares of our Series AAA Preferred stock beneficially owned by (i) each director; (ii) each named executive officer; (iii) by all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Series AA Preferred  stock.

Based on 40,000 shares outstanding as of December 20, 2016

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series AA Preferred	David R. Koos C/o Bio-Matrix Scientific Group, Inc 4700 SPRING STREET, SUITE 304, LA MESA, CALIFORNIA, 91942	40,000	100%
Series AA Preferred	All Officers and Directors As a Group	40,000	100%

No shares of our Non Voting Convertible Preferred stock was issued and outstanding as of the close of business on December 20,2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Regen utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 subleased to Regen by Entest BioMedical, Inc. on a month to month basis beginning October 1, 2014. The Chief Executive Officer of Entest Biomedical Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company and Regen. The sublease is on a month to month basis and rent payable to Entest Biomedical, Inc. by Regen Biopharma Inc is equal to $5,000 per month.

As of September 30, 2016 Entest Biomedical Inc. is indebted to Regen in the amount of $12,051. $12,051 lent by Regen to Entest Biomedical, Inc. is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

On June 23, 2015 Regen entered into an agreement (“Agreement”) with Zander Therapeutics, Inc. ( “Zander”) whereby Regen granted to Zander an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (” License IP”) for non-human veterinary therapeutic use for a term of fifteen years. Zander is a wholly owned subsidiary of Entest Biomedical, Inc.

Pursuant to the Agreement, Zander shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

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

During the quarter ended September 30, 2016 Zander paid $17,000 to Regen as a partial payment of the July 15th, 2016 liability

David R. Koos serves as sole officer and director of both Zander and Entest Biomedical, Inc. and also serves as Chairman and Chief Executive Officer of Regen.

As of September 30, 2016 Regen is indebted to David R. Koos in the amount of $50. $50 lent to Regen by Koos is due and payable at the demand of the holder and bear simple interest at a rate of 10% per annum.

As of September 30, 2016 Regen is indebted to Blackbriar Partners in the amount of $10,097. $3,000 lent to Regen by Blackbriar Partners is due and payable February 29, 2017 and bears simple interest at a rate of 10% per annum. $7,097 lent to Regen by Blackbriar Partners is due and payable May 9, 2017 and bears simple interest at a rate of 10% per annum. David R. Koos, the Chairman and Chief Executive Officer of Regen, also serves as the Chairman and CEO of Blackbriar Partners.

As of September 30,2016 the Company is indebted to to David Koos, the Company’s sole officer, in the amount of $73,986.

These loans and any accrued interest are due and payable at the demand of Mr. Koos and bear simple interest at the rate of 15% per annum.

As of September 30, 2016 the Company is indebted to Blackbriar Partners in the amount of $20000.

$5000 lent to the Company by Blackbriar Partners is due and payable April 8, 2017 and bears simple interest at a rate of 10% per annum.

$15,000 lent to the Company by Blackbriar Partners is due and payable July 25, 2017 and bears simple interest at a rate of 10% per annum.

Item 14. Principal Accounting Fees and Services.

The following sets forth the aggregate fees billed by Seale and Beers, CPAs :

Period beginning October 1, 2015 and ending September 30, 2016
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

PART IV

Item 15. Exhibit Index

Exhibit Number	Description
31.1	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.1	CERTIFICATION BY CEO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
31.2	CERTIFICATION BY CEO PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
32.2	CERTIFICATION BY CFO PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT
3(i)(1)	Certificate of Incorporation (1)
3(i)(2)	Certificate of amendment dated August 22, 2006(2)
3(1)(3)	Certificate of Designations (Series AA Preferred)(3)
3(1)(4)	Certificate of Designations (Series B Preferred)(4)
3(1)(5)	Certificate of Amendment dated November 8, 2011
3(ii)(1)	Bylaws(5)
3(ii)(2)	Amended Bylaws dated July 3, 2008(6)
3(ii)(3)	AMENDED AND RESTATED BY-LAWS OF BIO-MATRIX SCIENTIFIC GROUP, INC(7)
10.1	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc.(8)
10.2	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, (9)
10.3	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008.(10)
10.4	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos(11)
10.5	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs(12)
10.6	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc.(13)
10.7	Agreement by and Between Hazard Commercial Complex LLC and the Company(14)
10.8	Asset Purchase Agreement between Entest CA and Pet Pointers (16)
10.9	Exhibit A to Asset Purchase Agreement (17)
10.10	Exhibit B to Asset Purchase Agreement (18)
10.11	Employment Agreement Gregory McDonald (19)
14.1	Code of Ethics(15)
10.12	Convertible Note dated 12/15/2011 (20)
10.13	Convertible Note dated 2/28/2012 (21)
10.14	Equity Purchase Agreement by and between the Company and Southridge Partners (22)
10.15	Employment Agreement J. Christopher Mizer (23)
10.16	Option Agreement Oregon Health & Science University (24)
10.17	Employment Agreement Thomas Ichim (25)
3(1)(6)	Text of Amendment to Certificate of Incorporation effective August 13, 2012.
10.17	Convertible Note dated 6/25/2012 (26)
3(1)(7)	Text of Amendment to Certificate of Incorporation effective November 27, 2012
10.18	Convertible Promissory Note dated August 20, 2012 (27)
10.19	Warrant Agreement dated August 20, 2012 (28)
10.20	Settlement Agreement and Mutual Release (29)
3(1)(6)	Certificate of Designation Series AAA Preferred Stock (30)
10.21	Worldwide Property Assignment Agreement (31)
10.22	License Agreement (32)
10.23	Benitec License (33)
10.24	Termination letter Oregon health and Science University (34)
99.1	Letter from BAUMGARTNER PATENT LAW (35)
10.25	Agreement with Caven Investments LLC (36)
10.26	Independent Contractor Agreement between Dr. Eei Ping Min and Regen (37)
10.27	Letter Agreement by and between Wei Ping Min and Bio-Matrix Scientific Group Inc dated May 18, 2012 ( incorporated by Reference to Exhibit 10.27 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.28	Letter Agreement by and between James White and Bio-Matrix Scientific Group Inc dated May 16, 2012( incorporated by Reference to Exhibit 10.28 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.29	Letter Agreement by and between David Suhy and Regen dated September 11 2013( incorporated by Reference to Exhibit 10.29 of the Company’s Form 10-k for the Year ended September 30, 2013)
10.30	Stock Purchase Agreement dated June 24, 2014 ( incorporated by reference to Exhibit 10.1 of the company’s form 8-K dated November 7, 2014)
10.31	Assignment 12/17/2014 (incorporated by Reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended September 30, 2014)
10.32	Assignment 12/16/2014(incorporated by Reference to Exhibit 10.32 of the Company’s Form 10-K for the year ended September 30, 2014)
10.33	Assignment 11/20/2014(incorporated by Reference to Exhibit 10.33 of the Company’s Form 10-K for the year ended September 30, 2014)
10.34	Consulting Agreement Dr. Christine Ichim( incorporated by Reference to Exhibit 10.34 of the Company’s Form 10-K for the year ended September 30, 2014)
10.35	Sublease (incorporated by Reference to Exhibit 10.35 of the Company’s Form 10-K for the year ended September 30, 2014)
10.38	StarCity Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated February 10, 2015)
10.39	Form of Note issued to LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q dated February 10, 2015)
10.40	Form of Note issued to Individual investor (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q dated February 10, 2015)
10.41	Form of Note issued to Dunhill (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q dated February 10, 2015) Ross

10.42	Caven Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 12, 2015)
10.43	Koos Agreement(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 12, 2015)
10.44	Form of Note issued to Colorado LLC(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 9, 2015)
10.45	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 9, 2015)
10.46	Form of Note issued to Revocable Trust(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 9, 2015)
10.47	Form of Note issued to Bio Technology Partners Business Trust(incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 9, 2015)
10.48	Form of Note issued to Minnesota LLC(incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated March 9, 2015)
10.49	Form of Note issued to David Koos(incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated March 9, 2015)
10.50	Form of Note issued to Dunhill Ross Partners, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated March 9, 2015)
10.51	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated March 9, 2015)
10.52	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated March 9, 2015)
10.53	Form of Note issued to Individual investor(incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated March 9, 2015)
10.54	Ichim Agreement(incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K dated March 9, 2015)

10.55	Form of $50,000 Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 23, 2015)
10.56	Form of $100,000 Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 23, 2015)

10.57	Vaini Agreement(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 26, 2015)
10.58	Value Quest Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 26, 2015)
10.59	Minev Letter Agreement(incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 26, 2015)
10.60	Gronemeyer Letter Agreement(incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 26, 2015)
10.61	Form of Regen Convertible Note (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated May 11, 2015)
10.62	AGREEMENT BY AND BETWEEN REGEN BIOPHARMA, INC. AND ZANDER THERAPEUTICS, INC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated June 25, 2015)
10.63	Amendment to Exclusive License Agreement between Regen and Benitec Australia Limited(incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 25, 2015)
10.64	Lander Agreement(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 9, 2015)
3(i)CCCCXXX	Text of Amendment to Certificate of Incorporation ( incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed October 28, 2015)
3(i)VVVJJJ1	Text of Amendment to Certificate of Designation (incorporated by reference to Exhibit 3(i)(a) of the COmpany’s Form 8-K filed October 28, 2015)
10.65	Consulting Agreement (incorporated by reference to 10.1(a) of the Company’s Form 8-K dated November 4, 2015)

10.65	Form of Unit Purchase Agreement 9/10/2015 ( incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 23, 2015)
10.66	Form of Unit Purchase Agreement 9/10/2015( incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 23, 2015)
10.67	Form of Unit Purchase Agreement 11/13/2015( incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated November 23, 2015)
10.68	Form of Unit Purchase Agreement 11/16/2015( incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated November 23, 2015)
10.69	Letter Agreement Lorraine Gudas( incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated November 23, 2015)
10.70	Letter Agreement Stefano Bertuzzi( incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated November 23, 2015)
10.71	Letter Agreement Francesco Marincola( incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated November 23, 2015)
10.72	Letter Agreement Ralph Nachman( incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated November 23, 2015)
10.73	Letter Agreement J. Baell (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K dated November 23, 2015)
10.73	Regen NCATS Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 16, 2015)
10.74	Form of Unit Purchase Agreement $100,000 12/3/2015
10.75	Form of Unit Purchase Agreement $100,000 12/14/2015

(1)	Incorporated by reference to Form 10SB dated January 2, 2001
(2)	Incorporated by reference to Form SB-2 dated July31, 2007
(3)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated July 3, 2008
(4)	Incorporated by reference to Exhibit 3(i) of Form 8-K dated August 28, 2009
(5)	Bylaws incorporated by reference to Form 10-SB filed on January 2, 2001
(6)	Amended Bylaws dated July 3, 2008 incorporated by reference to Exhibit 3(ii) of Form 8-K dated July 3, 2008
(7)	Incorporated by reference to Exhibit 3(ii) of Form 8-K dated August 28, 2009
(8)	Agreement by and between David R. Koos and Bio-Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10 of Form 8-K dated July 3, 2008
(9)	Agreement for Purchase of Freedom Environmental Shares by and between Bombardier Pacific Ventures Inc, and Bio-Matrix Scientific Group, Inc, incorporated by reference to Exhibit 10(1) of Form 8-K dated September 29, 2008
(10)	Modified Promissory Note by and Between Bio-Matrix Scientific Group, Inc. and Bombardier Pacific Ventures Inc. dated December 21, 2008 , incorporated by reference to Exhibit 10(1) of Form 8-K dated December 21, 2008.
(11)	Agreement by and between Bio-Matrix Scientific Group, Inc. and Dr. Brian Koos incorporated by reference to Exhibit 3(i) of Form 8-K dated April 28, 2009
(12)	Agreement by and between Bio-Matrix Scientific Group, Inc., TherInject LLC and Dr. Stephen Josephs incorporated by reference to Exhibit 10.1 of form 8-K dated August 24,2009
(13)	Stock purchase Agreement between JB Clothing and Bio Matrix Scientific Group, Inc. incorporated by reference to Exhibit 10.1 of Form 8-K dated June 22, 2009
(14)	Agreement by and Between Hazard Commercial Complex LLC and the Company incorporated by reference to Exhibit 10.1 of Form 8-K dated April 19, 2010
(15)	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006
(16)	incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2011
(17)	incorporated by reference to Exhibit 10.2 of Form 8-K dated January 6, 2011
(18)	incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2011
(19)	incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2011
(20)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated February 6, 2012
(21)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated April 23, 2012
(22)	incorporated by reference to Exhibit 10.1 of Form 8-K dated May 7, 2012
(23)	incorporated by reference to Exhibit 10.3 of Form 8-K dated May 7, 2012
(24)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2012
(25)	incorporated by reference to Exhibit 10.1 of Form 8-K dated June 25, 2012
(26)	incorporated by reference to Exhibit 10.1 of Form 10-Q dated August 14, 2012
(27)	incorporated by reference to Exhibit 10.1 of Form 8-K dated A ugust 22, 2012
(28)	incorporated by reference to Exhibit 10.2 of Form 8-K dated August 22, 2012
(29)	incorporated by reference to Exhibit 10.1 of Form 10-Q filed march 12, 2013
(30)	incorporated by reference to Exhibit 3(1) of form 8-K dated April 30, 2013
(31)	incorporated by reference to Exhibit 10.1 of form 8-K dated June 11, 2013
(32)	incorporated by reference to Exhibit 10.2 of form 8-K dated June 11, 2013
(33)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 5, 2013
(34)	incorporated by reference to Exhibit 10.1 of form 8-K dated August 9, 2013
(35)	incorporated by reference to Exhibit 99.1 of form 8-K dated August 9, 2013
(36)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 3, 2013
(37)	incorporated by reference to Exhibit 10.1 of form 8-K dated September 23, 2013
10.76	Eli Lily Agreement incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed 4/11/ 2016

10.77	Form of Agreement Sale of 1,000,000 Units(38)
10.78	Form of Agreement Sale of 300,000 Units (38)
10.79	Form of Agreement Sale of 333,333 Units(38)
10.80	Form of Agreement 1,000,000 Units 1 common and 3 Preferred (38) (38) incorporated by reference to Exhibit 10.1 , 10.2, 10.3, and 10.4 of the Company’s 8-K dated 3/23/ 2016
10.81	David Koos Agreement (39)
10.82	Harry Lander Agreement (39)
10.83	Todd Caven Agreement (39)

(39) incorporated by reference to Exhibit 10.1 , 10.2, 10.3of the Company’s 8-K dated 4/8/ 2016

10.84	Form of Convertible Note incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended 3/31/2016
10.85	Objective Capital Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated 6/8/2016
10.85	CIM Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended 7/7/2016

10.86	Form of $50,000 Convertible Note (40)
10.87	Form of $50,000 Unit Purchase Agreement dated June 1, 2016(40)
10.88	Form of $50,000 Unit Purchase Agreement dated May 16 2016(40)
10.89	Form of $54, 750 Unit Purchase Agreement(40)
10.90	Form of $25,000 Unit Purchase Agreement(40)
10.91	Form of $150,000 Unit Purchase Agreement(40)

(40) incorporated by reference to Exhibit 10.1 , 10.2, 10.3, 10/4, 10.5, and 10.6 of the Company’s Form 10-Q for the period ended 6/30/2016

10.92	Amendment to D. Koos Employment Agreement
10.93	Form of Unit Purchase Agreement dated 8/4/2016
10.94	Form of Unit Purchase Agreement dated 8/10/2016
10.95	Form of Unit Purchase Agreement dated 8/30/2016
10.96	Form of Unit Purchase Agreement 7/13/2016
10.97	Form of Convertible Debt August 26, 2016
10.98	Form of Convertible Debt 9/8/2016
10.99	Form of Convertible Debt 9/20/2016
10.100	Form of Unit Purchase Agreement $100,000
10.101	Form of Unit Purchase Agreement $100,000
10.102	Form of Unit Purchase Agreement $25,000
10.103	Form of Unit Purchase Agreement dated 10/25/2016
10.104	Form of Unit Purchase Agreement 3 million Units
10.105	Form of Unit Purchase Agreement 500,00 Units
10.106	Form of Unit Purchase Agreement 1,500,000 Units
10.107	Form of Unit Purchase 1,750,000 Units

81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	December 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Sole Director
Date:	December 22, 2016

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Financial Officer
Date:	December 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2016.

Bio-Matrix Scientific Group, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Accounting Officer
Date:	December 22, 2016

82