Form 10-Q
period 2019-10-31
Bio-Matrix Scientific Group, Inc.
filed 2019-12-12
CIK 1079282

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Bio Matrix Scientific Group, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0824714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1204 Tangerine Street El Cajon, CA
(Address of Principal Executive Offices)

(619)-822-2602
(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 21, 2019 there were 15,616,865,172 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO MATRIX SCIENTIFIC GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	As of October 31, 2019 (unaudited)	As of July 31, 2019
ASSETS
CURRENT ASSETS
Cash	$978	$1,722
Accrued Interest Receivable	6,884	6,884
Total Current Assets	7,862	8,606
OTHER ASSETS
Investment Securities	32,980	48,199
Total Other Assets	32,980	48,199
TOTAL ASSETS	$40,842	$56,805

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$—	$295
Notes Payable	74,592	67,392
Notes Payable , related Parties	10,100	0
Accrued Interest	61	0
Accrued Interest, Related Parties	194	0
Total Current Liabilities	84,946	67,687
Total Liabilities	$84,946	$67,687

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,025,760 issues and outstanding as of October 31, 2019 and July 31, 2019	202	202
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 0 issued and outstanding as of October 31, 2019 and July 31, 2019
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 0 shares issued and outstanding as of October 31, 2019 and July 31, 2019
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 724,198 issued and outstanding as of July 31 , 2019	72	72
Common Stock ($.0001 par value) 16,000,000,000 shares authorized and 15,616,865,172 issued and outstanding as of October 31, 2019 and July 31, 2019	1,561,687	1,561,687
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of October 31, 2019 and July 31, 2019
Additional Paid in capital	10	10
Contributed Capital	630	630
Accumulated Deficit	(1,606,705)	(1,573,483)
Total Stockholders' Deficit	(44,104)	(10,882)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$40,842	$56,805

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

Three Months Ended October 31, 2019
REVENUES	9,393

COST AND EXPENSES
General and Administrative	9,023
Consulting and Professional Fees	18,119
Total Costs and Expenses	27,142

OPERATING LOSS	(17,749)

OTHER INCOME & (EXPENSES)
Change in Fair Value of Investment Securities	(15,219)
Interest Expense	(61)
Interest Expense, Related Parties	(194)
Total Other Income & (Expense)	(15,474)

NET INCOME (LOSS)	(33,222)
NET INCOME (LOSS) available to common shareholders	(33,222)
BASIC AND FULLY DILUTED EARNINGS (LOSS)	(0.00)
Weighted average number of shares outstanding	15,616,865,172

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
Condensed Consolidated Statements of Stockholders' Deficit
For the quarter ended October 31, 2019

	Series AAPreferred		Series B Preferred		Series AAA Preferred		Preferred		Common		Nonvoting Convertible Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Contributed Capital	Total
Balance July 31 2019	0	0	724,198	$72	0	0	2,025,760	$202	15,616,865,172	$1,561,687	0	0	$10	$(1,573,483)	$630	$(10,882)
Net Loss for the quarter ended October 31 2019														(33,222)		(33,222)
Balance October 31, 2019	0	0	724,198	$72	0	0	2,025,760	$202	15,616,865,172	$1,561,687	0	0	$10	$(1,606,705)	$630	$(44,104)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

For the three months ended October 31 2019
Net Income (loss)	$(33,222)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Decrease in Accounts Payable	(295)
Increase in Accrued Expenses	254
Change in Fair Value of Investment Securities	15,219
Net Cash Provided by (Used in) Operating Activities	(18,044)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Notes Payable	17,300
Net Cash Provided by (Used in) Financing Activities	17,300

Net Increase( Decrease) in Cash	(744)
Cash at Beginning of Period	1722
Cash at End of Period	$978

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to Condensed Consolidated Financial Statements

As of October 31, 2019

The accompanying unaudited interim condensed financial statements of Bio-Matrix Scientific Group , Inc. ( “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the SEC on Form 10, as amended, for the year ended July 31, 2019. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at July 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On July 31, 2019 the Company acquired 100% of the share capital of Pine Hills, Inc. (“Acquisition”), a Wyoming corporation, for consideration consisting of:

8,160,000,000 common shares of the Company issued to Heather Cassady, the sole shareholder of Pine Hills, Inc. (“Pine Hills Shareholder”)

The agreement that the sole officer and director of the Company shall resign and the Company shall appoint the nominees of the Pine Hills Shareholder to serve as Chairman of the Company, Chief Executive Officer of the Company, Chief Financial Officer of the Company, Secretary of the Company and Treasurer of the Company.

The cancellation by the Company of all outstanding shares of Series AA and Series AA Preferred stock of the Company.

Upon completion of the Acquisition, the Pine Hills shareholder owned approximately 54% of the voting capital stock of the Company immediately after the transaction. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by Pine Hills, Inc. and was treated as a recapitalization with Pine Hills Inc. as the acquirer.

The Company, through its wholly owned subsidiary Pine Hills, Inc., provides services consisting of data storage and the archiving of corporate documents.

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a July 31 year-end.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bio-Matrix Scientific Group, Inc., a Delaware corporation and Pine Hills Inc., a Wyoming corporation and 100% owned subsidiary.

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

E. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of  October 31, 2019 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

F.  BASIC EARNINGS (LOSS) PER SHARE

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of October 31, 2019

H. INVESTMENT SECURITIES

The Company measures equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) at fair value and recognizes any changes in fair value in net income.

I. REVENUE RECOGNITION

During the period beginning with inception (February 7, 2019) and ending October 31, 2019 the Company recognized revenue in accordance with ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In order to achieve the core principle of ASC 606, the Company applies the following steps with regard to recognition of revenue:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when the Company satisfies a performance obligation.

During the quarter ending October 31, 2019 the Company recognized revenue of $9,023. Revenue was generated by the providing of long term data storage services and data backup services to customers. Revenues from contracts with customers are recognized when: (i) persuasive evidence of an arrangement exists; (ii) services have been completed; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. These terms are typically met upon the invoicing of services. Payment is typically due immediately upon submission of invoice. Invoices are submitted once all performance obligation have been met by the Company. Performance obligations are considered to have been met by the Company once all services contracted to be rendered have been provided. The Company has not provided warranties of any kind to customers during the quarter ended October 31, 2019. The Company has determined that for the quarter ending October 31, 2019 revenues recognized were identically similar in regard to nature, amount, timing, and uncertainty of revenues that disaggregation was not required. Pricing of services during the period was determined by Pine Hill’s Chief Technology Officer based on the officer’s sole determination taking into account factors including level of expertise required to complete the task and time required to complete the task. Performance obligations in regards to Long Term data and document storage are considered completed when all of paper documents are digitized ( if applicable) and an appropriate storage scenario ( including cloud, external hard drives, or offsite servers) for the client’s needs has been identified and implemented.

Performance obligations in regards to data backup services are considered completed when an optimum frequency of data archival activities as well as optimal security levels to be utilized by the customer are established in consultation with the Company.

All revenue earned during the period was attributable to contracts with customers. The Company determined that all contracts entered into during the period are substantially similar in regard to factors to be considered as per ASC 606-10-50-5. During quarter ended October 31, 2019 all performance obligations required of the Company pursuant to contracts with customers entered into by the Company were completed within the period. During the quarter ended October 31, 2019 all consideration due to the Company pursuant to contracts with customers was paid to the Company within the period. The customer is determined to have control of the services to be provided once services have been completed.

NOTE 2 . RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. The Company has adopted ASU 2016-01 effective the fiscal year ending 2019. This guidance is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB, in conjunction with the International Accounting Standards Board ("IASB"), issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which supersedes the existing revenue recognition requirements under U.S. GAAP and eliminates industry-specific guidance. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company has adopted ASC 606 since inception ( February 7, 2019).

On February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The ASU requires organizations that lease assets, referred to as "lessees," to recognize on the consolidated statement of financial position the rights and obligations created by those leases. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU on leases became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has not adopted the provisions of this ASU. This guidance is not expected to have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We adopted the provisions of this ASU in the fiscal year ended 2019. This guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $1,606,705 during the period from February 7, 2019 (inception) through October 31, 2019. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations and to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. ACQUISITION OF PINE HILLS, INC.

On July 31, 2019 the Company consummated the acquisition of 100% of the outstanding shares of Pine Hills , Inc. for consideration consisting of the following:

8,160,000,000 common shares of the Company issued to Heather Cassady, the sole shareholder of Pine Hills, Inc. (“Pine Hills Shareholder”)

The resignation of the sole officer and director of the Company, David R. Koos

The appointment of Heather Cassady as Chairman of the Company.

The appointment of Timothy Foat to the positions of Chief Executive Officer of the Company, Chief Financial Officer of the Company, Secretary of the Company and Treasurer of the Company.

The cancellation by the Company of all outstanding shares of Series AA and Series AA Preferred stock of the Company.

The acquisition of Pine Hills, Inc. (“PHI”) was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, the Company was treated as the “acquired” company for accounting purposes. This determination was primarily based on PHI’s equity holders having a majority of the voting power of the combined company, PHI. comprising the ongoing operations of the combined entity, PHI comprising a majority of the governing body of the combined company, and senior management selected by the former majority shareholder of PHI comprising the senior management of the combined company.

The following assets and liabilities of the Company were recognized in connection with the reverse merger as of July 31, 2019:

Assets:
Cash:	$340
Accrued Interest Receivable:	$6,884

Investment Securities with a Fair Value of	$48,199

Liabilities:
Accounts Payable of	$295
Notes Payable of	$67,392

The completion of the reverse merger resulted in the Company recognizing a one time noncash charge of $1,574,225 resulting from the aggregate of:

15, 616,865, 172 Common Shares of the Company recognized in the reverse merger at par value ($0.0001)

2,025,846 Preferred Shares of the Company recognized in the reverse merger at par value ($0.0001)

724,222 of the Series B Preferred Shares of the Company recognized in the reverse merger at par value ($0.0001)

a noncashcharge of $12,483 representing the net liabilities recognized in the reverse merger.

NOTE 5. ACCRUED INTEREST RECEIVABLE

Accrued Interest Receivable recognized in the reverse merger consists of $6,884 of interest earned but not received due to the Company by Regen Biopharma, Inc. and recognized in the reverse merger. Accrued Interest Receivable of $6,884 is due at the demand of the Company.

NOTE 6. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Notes Payable as of October 31, 2019 consist of the following:

David Koos	$18,992
Blackbriar Partners	$48,400
BST Partners	$7,200
Total	$74,592

$18,992 due to David Koos bears no interest and is due and payable at the demand of the Holder

$48,400 due to Blackbriar Partners bears no interest and is due and payable at the demand of the Holder

$1,000 due to BST Partners bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on August 12, 2020

$6,200 due to BST Partners bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on October 8, 2020

Notes Payable to Related Parties as of October 31, 2019 consist of the following:

Bostonia Partners, Inc.	$10,100

$10,000 due to Bostonia Partners, Inc. bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on August 22, 2020

$100 due to Bostonia Partners, Inc. bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on August 29, 2020

Mr. Timothy Foat, Chief Executive Officer of the Company, Chief Financial Officer of the Company, Secretary of the Company and Treasurer of the Company is sole officer and Director of Bostonia Partners, Inc

NOTE 7. SHAREHOLDER’S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2019:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized:

2,025,760 Preferred Shares, par value $0.0001, issued and outstanding.

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

0 Series AA Preferred Shares, par value $0.0001, issued and outstanding.

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

0 Series AAA Preferred Shares, par value $0.0001, issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AAA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AAA Preferred Stock owned by such holder times one hundred thousand (100,0000).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series AAA Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

724,198 Series B Preferred Shares, Par Value $0.0001, issued and outstanding.

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

Common stock, $0.0001 par value; 16,000,000,000 shares authorized: 15,616,865,172 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

NOTE 8. RELATED PARTY TRANSACTIONS

During the period commencing from inception and ending October 31, 2019 a company controlled by the Company’s Chief Executive Officer made capital contributions of $630 to the Company.

Bostonia Partners, Inc., a company controlled by the Company’s Chief Executive Officer, has loaned the Company an aggregate principal amount of $10,100 during the quarter ended October 31, 2019 ( Note 6)

The Company utilizes office space free of charge provided by a company controlled by the Company’s Chief Executive Officer.

NOTE 9. INVESTMENT SECURITIES

On July 31, 2019 the Company recognized 66,667 of the common shares of Entest Group, Inc. acquired in the reverse merger.

On July 31, 2019 the Company recognized 29,076,665 of the common shares of Regen Biopharma, Inc. acquired in the reverse merger.

On July 31, 2019 the Company recognized 2,907,665 of the Series A Preferred shares of Regen Biopharma, Inc. acquired in the reverse merger.

On July 31, 2019 the Company recognized 4,411 of the common shares of Zander Therapeutics, Inc. acquired in the reverse merger.

On July 31, 2019 the Company recognized 5,000 of the Series M Preferred Shares of Zander acquired in the reverse merger

On July 31, 2019 the Company recognized 8,333 of the Preferred Series B shares of of Entest Group, Inc. acquired in the reverse merger.

The abovementioned constitute the Company’s sole investment securities as of October 31, 2019.

As of October 31, 2019

66,667 Common Shares of Entest Group, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended October 31 2019	Change in Fair Value for the period from Inception (2/7/1019) to 10/31/2019
$1,133	$1,426	$293	$293

29,076,665 Common Shares of Regen Biopharma, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended October 31 2019	Change in Fair Value for the period from Inception (2/7/1019) to 10/31/2019
$17,446	$23,261	$5,815	$5,815

290,766 Series A Preferred Shares of Regen Biopharma, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended October 31 2019	Change in Fair Value for the period from Inception (2/7/1019) to 10/31/2019
$29,076	8,141	$(20,935)	$(20,935)

4,411 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended October 31 2019	Change in Fair Value for the period from Inception (2/7/1019) to 10/31/2019
$254	$71	$(184)	$(184)

5,000 Series M Preferred Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended October 31 2019	Change in Fair Value for the period from Inception (2/7/1019) to 10/31/2019
$289	$80	$(209)	$(209)

8,333 Series B Preferred Shares of Entest Group, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended October 31 2019	Change in Fair Value for the period from Inception (2/7/1019) to 10/31/2019
$0	$0	$0	$0

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance noting no material subsequent events to report.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial conditions, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission. All references to” We”, “Us”, “Company” or the “Company” refer to Bio-Matrix Scientific Group, Inc.

As of October 31, 2019 we had cash of $978 and as of July 31, 2019 we had cash of $1,722. The decrease in Cash of approximately 43.2% is primarily attributable to incurrence of $18,119 of consulting fees during the quarter ended October 31, 2019 offset by borrowings incurred by the Company of $17,300 during the same quarter.

As of October 31, 2019 we had investment securities of $32,980 and as of July 31, 2019 we had investment securities of $48,199.

The decrease in investment securities of approximately 31.5% is attributable to the revaluation as of October 31, 2019 of equity securities owned by the Company.

As of October 31, 2019 we had Accounts Payable of $0 and as of July 31, 2019 we had Accounts Payable of $295.

The decrease in Accounts Payable is attributable to payment of outstanding amounts due by the Company during the quarter ended October31, 2019.

As of October 31, 2019 we had total Notes Payable of $84,692 and as of July 31, 2019 we had total Notes Payable of $67,392.

The increase in Notes Payable of approximately 25.6% is primarily attributable to $17,300 in principal borrowings incurred during the quarter ended October31, 2019.

As of October 31, 2019 we had accrued interest payable of $254 as opposed to accrued interest payable of $0 as of July 31, 2019.

Accrued interest payable of $254 is attributable to interest recognized but not yet paid on $17,300 in principal borrowings incurred during the quarter ended October31, 2019.

During the quarter ended October 31, 2019 the Company had revenues of $9,023 and incurred an operating loss of $17,749. Revenues recognized during the quarter of $9,023 were attributable to fees collected for the providing of long term data and document storage services. The Company is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. From inception to the date of this document sources of liquidity for our operating subsidiary have primarily been revenues from operations.

During the quarter ended October 31, 2019 the Company also recognized $15,474 of Other Expenses consisting of interest expense and the recognition of a change in the Fair Value of securities owned by the Company. The Company recognized a Net Loss for the quarter ended October 31, 2019 of $33,222.

As our operating subsidiary was not formed until February 7, 2019 there is no comparable prior period.

The Company is unaware of any known trends or uncertainties that have had or that the registrant reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations. For the quarter ended October 31, 2019 inflation and changing prices have not had a material impact on the Company's net sales and revenues and on income from continuing operations.

As of October 31, 2019 we had $978 in cash on hand and current liabilities of $89,496 such liabilities consisting of Notes Payable and Accrued Interest Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

The Company currently plans to raise additional funds primarily by offering securities for cash.

There is no guarantee that we will be able to raise any capital through any type of offerings. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

As of November 21, 2019 we are not party to any binding agreements which would commit the Company and/or the Company’s operating subsidiary to any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Timothy Foat who is the Company’s Principal Executive Officer, Principal Financial Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on August 1, 2019 and ending on October 31, Timothy Foat who serves as the Company’s Principal Executive Officer, Principal Financial Officer and Chief Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended October 31, 2019.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
10.1	Note Payable $1,000
10.2	Note Payable $62,00
10.3	Note Payable $10,000
10.4	Note Payable $100

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 12, 2019.

Bio Matrix Scientific Group, Inc.

By:	/s/ Timothy Foat
Name:	Timothy Foat
Title:	Principal Executive Officer
Date:	December 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 12, 2019.

Bio Matrix Scientific Group, Inc.

By:	/s/ Heather Cassady
Name:	Heather Cassady
Title:	Chairman, Director
Date:	December 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 12, 2019.

Bio Matrix Scientific Group, Inc.

By:	/s/ Timothy Foat
Name:	Timothy Foat
Title:	Principal Financial Officer
Date:	December 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 12, 2019.

Bio Matrix Scientific Group, Inc.

By:	/s/ Timothy Foat
Name:	Timothy Foat
Title:	Principal Accounting Officer
Date:	December 12, 2019

