Form 10-Q
period 2020-01-31
Bio-Matrix Scientific Group, Inc.
filed 2020-02-28
CIK 1079282

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 19, 2020 there were 7,808,867 shares of common stock issued and outstanding.*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

* On February 18, 2020 the Issuer effected a reverse stock split of its issued and outstanding common stock and all classes of issued and outstanding preferred stock at an exchange ratio of one new share for every 2,000 old shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-MATRIX SCIENTIFIC GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of January 31, 2020 (unaudited)	As of July 31, 2019
ASSETS
CURRENT ASSETS
Cash	$999	$1,722
Accrued Interest Receivable		6,884
Total Current Assets	999	8,606
OTHER ASSETS
Investment Securities	12,983	48,199
Total Other Assets	12,983	48,199
TOTAL ASSETS	$13,982	$56,805

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$—	$295
Notes Payable	84,467	67,392
Notes Payable , related Parties	10,100	0
Accrued Interest	372	0
Accrued Interest, Related Parties	448	0
Total Current Liabilities	95,387	67,687
Total Liabilities	$95,387	$67,687

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock ($.0001 par value) 20,000,000 shares authorized; 20,000,000 shares authorized; 2,025,760 issues and outstanding as of January 31, 2020 and July 31, 2019	202	202
Series AA Preferred ($0.0001 par value) 100,000 shares authorized 0 issued and outstanding as of January 31, 2020 and July 31, 2019
Series AAA Preferred ($0.0001 par value) 1,000,000 shares authorized 0 shares issued and outstanding as of January 31, 2020 and July 31, 2019
Series B Preferred Shares ($.0001 par value) 2,000,000 shares authorized; 724,198 issued and outstanding as of January 31, 2020 and July 31 , 2019	72	72
Common Stock ($.0001 par value) 16,000,000,000 shares authorized and 15,616,865,172 issued and outstanding as of January 31, 2020 and July 31, 2019	1,561,687	1,561,687
Non Voting Convertible Preferred Stock ($1 Par value) 200,000 shares authorized; 0 shares issued and outstanding as of January 31, 2020 and July 31, 2019
Additional Paid in capital	10	10
Contributed Capital	630	630
Accumulated Deficit	(1,644,006)	(1,573,483)
Total Stockholders' Deficit	(81,405)	(10,882)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$13,982	$56,805

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP, INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
REVENUES	$6,482	$15,875

COST AND EXPENSES
General and Administrative	10,186	21,128
Consulting and Professional Fees	6,150	22,350
Total Costs and Expenses	16,336	43,478

OPERATING LOSS	(9,854)	(27,603)

OTHER INCOME & (EXPENSES)
Change in Fair Value of Investment Securities	(19,997)	(35,216)
Interest Expense	(312)	(372)
Interest Expense, Related Parties	(254)	(448)
Bad Debt Expense	(6,884)	(6,884)
Total Other Income & (Expense)	(27,447)	(42,920)

NET INCOME (LOSS)	$(37,301)	$(70,523)
NET INCOME (LOSS) available to common shareholders	(37,301)	(70,523)
BASIC AND FULLY DILUTED EARNINGS (LOSS)	(0.00)	(0.00)
Weighted average number of shares outstanding	15,616,865,172	15,616,865,172

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP INC.
Condensed Consolidated Statement of Stockholders' Deficit
For the six months ended January 31, 2020

	Series AA Preferred		Series B Preferred		Series AAA Preferred		Preferred		Common		Nonvoting Convertible
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Contributed Capital	Total
Balalance July 31 2019	0	0	724,198	$72	0	0	2,025,760	$202	15,616,865,172	$1,561,687	0	0	$10	$(1,573,483)	$630	$(10,882)
Net Loss for the quarter ended October 31 2019														(33,222)		(33,222)
Balance October 31, 2019	0	0	724,198	$72	0	0	2,025,760	$202	15,616,865,172	$1,561,687	0	0	$10	$(1,606,705)	$630	$(44,104)
Net Loss for the quarter ended January 31 2020														(37,301)		(37,301)
Balance January 31, 2020	0	0	724,198	$72	0	0	2,025,760	$202	15,616,865,172	$1,561,687	0	0	$10	$(1,644,006)	$630	$(81,405)

The Accompanying Notes are an Integral Part of These Financial Statements

BIO MATRIX SCIENTIFIC GROUP,INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(unaudited)

For the Six Months Ended
January 31, 2020
Net Income (loss)	$(70,523)
Adjustments to reconcile net Income to net cash (used in) provided by operating activities:
Decrease in Accounts Payable	(295)
Increase in Accrued Expenses	820
Change in Fair Value of Investment Securities	35,216
Derecognition of Bad Debt	6,884
Net Cash Provided by (Used in) Operating Activities	(27,898)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Notes Payable	27,175
Net Cash Provided by (Used in) Financing Activities	27,175

Net Increase( Decrease) in Cash	(723)
Cash at Beginning of Period	1,722
Cash at End of Period	$999

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-MATRIX SCIENTIFIC GROUP, INC.

Notes to Condensed Consolidated Financial Statements

As of January 31, 2020

The accompanying unaudited interim condensed financial statements of Bio-Matrix Scientific Group , Inc. ( “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the SEC on Form 10, as amended, for the year ended July 31, 2019. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at July 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements .

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of  January 31, 2020 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

I. REVENUE RECOGNITION

During the period beginning with inception (February 7, 2019) and ending January 31, 2020 the Company recognized revenue in accordance with ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the quarter ending January 31, 2020 the Company recognized revenue of $6,482. Revenue was generated by the providing of long term data storage services and data backup services to customers. Revenues from contracts with customers are recognized when: (i) persuasive evidence of an arrangement exists; (ii) services have been completed; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured. These terms are typically met upon the invoicing of services. Payment is typically due immediately upon submission of invoice. Invoices are submitted once all performance obligation have been met by the Company. Performance obligations are considered to have been met by the Company once all services contracted to be rendered have been provided. The Company has not provided warranties of any kind to customers during the quarter ended January 31, 2020. The Company has determined that for the quarter ending October 31, 2019 revenues recognized were identically similar in regard to nature, amount, timing, and uncertainty of revenues that disaggregation was not required. Pricing of services during the period was determined by Pine Hill’s Chief Technology Officer based on the officer’s sole determination taking into account factors including level of expertise required to complete the task and time required to complete the task. Performance obligations in regards to Long Term data and document storage are considered completed when all of paper documents are digitized ( if applicable) and an appropriate storage scenario ( including cloud, external hard drives, or offsite servers) for the client’s needs has been identified and implemented.

Performance obligations in regards to data backup services are considered completed when an optimum frequency of data archival activities as well as optimal security levels to be utilized by the customer are established in consultation with the Company.

All revenue earned during the period was attributable to contracts with customers. The Company determined that all contracts entered into during the period are substantially similar in regard to factors to be considered as per ASC 606-10-50-5. During quarter ended January 31, 2020 all performance obligations required of the Company pursuant to contracts with customers entered into by the Company were completed within the period. During the quarter ended January 31, 2020 all consideration due to the Company pursuant to contracts with customers was paid to the Company within the period. The customer is determined to have control of the services to be provided once services have been completed.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $1,644,006 during the period from February 7, 2019 (inception) through January 31, 2020. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations and to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The completion of the reverse merger resulted in the Company recognizing a one time noncash charge of $1,574,225 resulting from the aggregate of:

15, 616,865, 172 Common Shares of the Company recognized in the reverse merger at par value ($0.0001)

2,025,846 Preferred Shares of the Company recognized in the reverse merger at par value ($0.0001)

724,222 of the Series B Preferred Shares of the Company recognized in the reverse merger at par value ($0.0001)

a noncash charge of $12,483 representing the net liabilities recognized in the reverse merger.

NOTE 5. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Notes Payable as of January 31, 2020 consist of the following:

David Koos	$18,992
Blackbriar Partners	$48,400
BST Partners	$17,075
Total	$84,467

$18,992 due to David Koos bears no interest and is due and payable at the demand of the Holder

$48,400 due to Blackbriar Partners bears no interest and is due and payable at the demand of the Holder

$1,000 due to BST Partners bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on August 12, 2020

$6,200 due to BST Partners bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on October 8, 2020

$6,000 due to BST Partners bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on December 3, 2020

$2,039 due to BST Partners bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on December 12, 2020.

$600 due to BST Partners bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on December 23, 2020.

$1,236 due to BST Partners bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on January 29, 2020.

Notes Payable to Related Parties as of January 31, 2020 consist of the following:

Bostonia Partners, Inc.	$10,100

$10,000 due to Bostonia Partners, Inc. bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on August 22, 2020

$100 due to Bostonia Partners, Inc. bears simple interest at 10% per annum. Both principal and accrued interest are due and payable on August 29, 2020

Mr. Timothy Foat, Chief Executive Officer of the Company, Chief Financial Officer of the Company, Secretary of the Company and Treasurer of the Company is sole officer and Director of Bostonia Partners, Inc

NOTE 6. SHAREHOLDER’S EQUITY

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

NOTE 7. RELATED PARTY TRANSACTIONS

During the period commencing from inception and ending October 31, 2019 a company controlled by the Company’s Chief Executive Officer made capital contributions of $630 to the Company.

Bostonia Partners, Inc., a company controlled by the Company’s Chief Executive Officer, has loaned the Company an aggregate principal amount of $10,100 during the quarter ended October 31, 2019 ( Note 5)

The Company utilizes office space free of charge provided by a company controlled by the Company’s Chief Executive Officer.

NOTE 8. INVESTMENT SECURITIES

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

On July 31, 2019 the Company recognized 5,000 of the Series M Preferred Shares of Zander acquired in the reverse merger

On July 31, 2019 the Company recognized 8,333 of the Preferred Series B shares of of Entest Group, Inc. acquired in the reverse merger.

As of January 31, 2019

66,667 Common Shares of Entest Group, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended January 31 2020	Change in Fair Value for the period from Inception (2/7/1019) to 1/31/2020
$1,133	$480	$(946)	$(652)

29,076,665 Common Shares of Regen Biopharma, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended January 31, 2020	Change in Fair Value for the period from Inception (2/7/1019) to 1/31/2020
$17,446	$2,907	$(20,353)	$(14,538)

290,766 Series A Preferred Shares of Regen Biopharma, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended January 31 2020	Change in Fair Value for the period from Inception (2/7/1019) to 1/31/2020
$29,076	9,595	$1,454	$(19,480)

4,411 Common Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended January 31 2020	Change in Fair Value for the period from Inception (2/7/1019) to 1/31/2020
$254	$0	$(71)	$(254)

5,000 Series M Preferred Shares of Zander Therapeutics, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended January 31, 2020	Change in Fair Value for the period from Inception (2/7/1019) to 1/31/2020
$289	$0	$(80)	$(289)

8,333 Series B Preferred Shares of Entest Group, Inc.

Basis	Fair Value	Change in Fair Value for the Quarter ended January 31 2020	Change in Fair Value for the period from Inception (2/7/1019) to 1/31/2020
$0	$0	$0	$0

NOTE 9. PRIOR PERIOD ADJUSTMENTS

The Company has reclassified $1,450 of expenses attributable to the Company’s transfer agent incurred during the quarter ended October 31, 2019 from consulting expenses to general and administrative expenses and has also reclassified $465 of corporate expenditures incurred during the quarter ended October 31, 2019 from consulting expenses to general and administrative expenses.

NOTE 10. SUBSEQUENT EVENTS

On January 29, 2020 the Company submitted a Certificate of Amendment (“Amendment”) to its Certificate of Incorporation with the State of Delaware.

The Amendment reduces the number of shares of common stock the Company is authorized to issue from 16,000,000,000 shares of common stock to 100,000,000 shares of common stock.

The Amendment authorizes a reverse stock split of its issued and outstanding common stock and all classes of issued and outstanding preferred stock at an exchange ratio of one new share for every 2,000 old shares. Fractional shares of stock shall be rounded up to the nearest whole share. Par Value shall remain $0.0001.

Both of the abovementioned changes shall be effective February 18, 2020.

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

As of January 31, 2020 we had cash of $999 and as of July 31, 2019 we had cash of $1,722. The decrease in Cash of approximately 42% is primarily attributable to incurrence of an operating loss of $27,603 recognized by the Company during the six months ended January 31,2020 offset by borrowings incurred by the Company of $27,175 during the same period.

As of January 31, 2020 we had accrued interest receivable of $0 and as of July 31, 2020 we had Accrued Interest Receivable of $6,884.

The decrease of 100% is primarily attributable to a reserve of 100% having been established with regards to interest accrued but not yet paid to Bio- Matrix Scientific Group, Inc. by Regen Biopharma, Inc. This reserve was established by the Company because of the following:

(i)	During the quarter ended January 31, 2020 Regen Biopharma, Inc. disclosed that on December 13, 2019 a complaint was filed in the Superior Court of California, County of San Diego against Regen Biopharma, Inc. alleging Breach of Contract, Unfair Business Practices under the California Business and Professions Code, and Bad Faith Denial of a Contract. The action arises from approximately $1.2 million dollars of unpaid invoices due and payable to the Plaintiff. The Plaintiff is also seeking a declaration from the court that the Plaintiff retains full and complete ownership, title, use, and all rights without any limits to the work, tangible property, intellectual property, and any other product or by-product of the work performed by Plaintiff for Regen Biopharma, Inc.
(ii)	Regen Biopharma, Inc. a publicly traded corporation, has failed to file its most recent annual and interim reports under the Securities and Exchange Act of 1934, as amended, with the US Securities and Exchange Commission. Due to this failure the Company cannot examine the financial statements of the debtor and therefore is unable to make a determination regarding Regen Biopharma, Inc.’s financial prospects, capital raising activities and probable ability to pay. As of the quarter ended June 30, 2019 (the period of last quarterly report filed by Regen pursuant to the Securities and Exchange Act of 1934, as amended) Regen has cash of only $1,812 and had yet to achieve revenues or profits.

As of January 31, 2020 we had investment securities of $12,983 and as of July 31, 2019 we had investment securities of $48,199.

The decrease in investment securities of approximately 73% is attributable to the revaluation as of January 31, 2020 of equity securities owned by the Company.

As of January 31, 2020 we had Accounts Payable of $0 and as of July 31, 2019 we had Accounts Payable of $295.

The decrease in Accounts Payable is attributable to payment of outstanding amounts due by the Company during the six months ended January 31, 2020.

As of January 31, 2020 we had total Notes Payable of $94,567 and as of July 31, 2019 we had total Notes Payable of $67,392.

The increase in Notes Payable of approximately 25.34% is attributable to

(a)$17,300 in principal borrowings incurred during the quarter ended October31, 2019.

(b) $9,875 in principal borrowings incurred during the quarter ended January 31, 2020.

As of January 31, 2020 we had accrued interest payable of $820 as opposed to accrued interest payable of $0 as of July 31, 2019.

Accrued interest payable of $820 is attributable to interest recognized but not yet paid on $27,175 in principal borrowings incurred during the six months ended January 31, 2020.

During the quarter ended January 31, 2020 the Company had revenues of $6,482 and incurred an operating loss of $9,854. Revenues recognized during the quarter of $6,482 were attributable to fees collected for the providing of long term data and document storage services. The Company is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. From inception to the date of this document sources of liquidity for our operating subsidiary have primarily been revenues from operations.

During the quarter ended January 31,2020 the Company also recognized $27,447 of Other Expenses consisting of interest expense, Bad Debt expense and the recognition of a change in the Fair Value of securities owned by the Company.

The Company recognized a Net Loss for the quarter ended January 31, 2020 of $37,301

During the six months ended January 31, 2020 the Company had revenues of $15,875 and incurred an operating loss of $27,603. Revenues recognized during the six months of $15,875 were attributable to fees collected for the providing of long term data and document storage services. The Company is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. From inception to the date of this document sources of liquidity for our operating subsidiary have primarily been revenues from operations.

During the six months ended January 31,2020 the Company also recognized $42,920 of Other Expenses consisting of interest expense, Bad Debt expense and the recognition of a change in the Fair Value of securities owned by the Company.

The Company recognized a Net Loss for the six months ended January 31, 2020 of $70,523

As our operating subsidiary was not formed until February 7, 2019 there is no comparable prior period.

The Company is unaware of any known trends or uncertainties that have had or that the registrant reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations. For the quarters ended October 31, 2019 and January 31, 2020 inflation and changing prices have not had a material impact on the Company's net sales and revenues and on income from continuing operations.

As of January 31, 2020 we had $999 in cash on hand and current liabilities of $95,387 such liabilities consisting of Notes Payable and Accrued Interest Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of February 20, 2020 we are not party to any binding agreements which would commit the Company and/or the Company’s operating subsidiary to any material capital expenditures.

As of February 20, 2020 we are not party to any binding agreements which would commit the Company and/or the Company’s operating subsidiary to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on November 1, 2019 and ending on January 31, 2020 Timothy Foat who serves as the Company’s Principal Executive Officer, Principal Financial Officer and Chief Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of securities during the quarter ended January 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
10.1	Note Payable $6,000
10.2	Note Payable $2,039
10.3	Note Payable $600
10.4	Note Payable $1,236
3(i)	Amendment to Certificate of Incorporation*

* Incorporated by reference to Exhibit 3(i) of the Company’s Current Report on Form 8-K dated January 29, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2020.

Bio Matrix Scientific Group, Inc.

By:	/s/ Timothy Foat
Name:	Timothy Foat
Title:	Principal Executive Officer
Date:	February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on ______2020.

Bio Matrix Scientific Group, Inc.

By:	/s/ Heather Cassady
Name:	Heather Cassady
Title:	Chairman, Director
Date:	February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on ______2020.

Bio Matrix Scientific Group, Inc.

By:	/s/ Timothy Foat
Name:	Timothy Foat
Title:	Principal Financial Officer
Date:	February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on ______2020.

Bio Matrix Scientific Group, Inc.

By:	/s/ Timothy Foat
Name:	Timothy Foat
Title:	Principal Accounting Officer
Date:	February 28, 2020

