Form 10-Q
period 2020-04-30
Rivulet Media, Inc.
filed 2020-07-01
CIK 1079282

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-32201

Rivulet Media, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0824714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1206 East Warner Road, Suite 101-I Gilbert, Arizona 85296
(Address of Principal Executive Offices)

(480) 225-4052
(Issuer’s telephone number)

Bio-Matrix Scientific Group, Inc. 1204 Tangerine Street El Cajon, California 92021
(Former Name, Former Address and Former Fiscal year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding as of April 30, 2020
Common stock, $0.0001 par value	86,964,632

PART I

FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,
	2020	March 31,
	(Unaudited)	2020
ASSETS
Current assets
Cash	$-	$-
Investment securities	3,696	-
Subscriptions receivable	-	150,000
Prepaid expenses and other current assets	8,968	-
Total current assets	12,664	150,000

Other assets
Intellectual property	300	300
Total assets	$12,964	$150,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Bank overdraft	$12,766	$-
Accounts payable	83,709	1,850
Accrued expenses	3,288	52,807
Compensation payable	-	50,000
Payroll taxes payable	28,372	-
Due to related parties	341	341
Total current liabilities	128,476	104,998

Stockholders’ equity (deficiency)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 1,435 issued and outstanding as of April 30, 2020	202	-
Series B Preferred, $0.0001 par value, 20,000,000 shares authorized; 1,362 issued and outstanding as of April 30, 2020	72	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 86,964,632 and 79,155,765 issued and outstanding as of April 30, 2020 and March 31, 2020, respectively	8,697	7,916
Additional paid-in capital	713,640	710,298
Common stock subscription receivable, related party	(550,000)	(550,000)
Accumulated deficit	(288,123)	(122,912)
Total stockholders’ equity (deficiency)	(115,512)	45,302
Total liabilities and stockholders’ equity (deficiency)	$12,964	$150,300

See accompanying Notes to Condensed Consolidated Financial Statements

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

For the Period February 11, 2020 (date of inception) through
April 30, 2020
Revenues	$-

Operating expenses
General and administrative	150,405
Consulting and professional fees	137,589
Total operating expenses	287,994

Loss from operations	(287,994)

Other income (expense)
Change in fair value of investment securities	(129)

Net loss	$(288,123)

Net loss available to common stockholders	$(288,123)
Loss per common share - basic and diluted	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	75,964,632

See accompanying Notes to Condensed Consolidated Financial Statements

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 11, 2020 (DATE OF INCEPTION) THROUGH APRIL 30, 2020
(Unaudited)

	Preferred		Series B Preferred		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscription Receivable	Accumulated Deficit	Total
Balance, February 11, 2020 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Common stock exchanged for intellectual property					62,531,965	6,254	(5,954)			300
Common stock subscription, related party					11,000,000	1,100	548,900	(550,000)		-
Common stock subscriptions					5,023,800	502	149,498	(150,000)		-
Common stock subscriptions receivable, received April 2, 2020, reclassified to current assets at March 31, 2020								150,000		150,000
Common stock exchanged for services					600,000	60	17,854			17,914
Net loss for the period ended March 31, 2020									(122,912)	(122,912)
Balance, March 31, 2020	-	-	-	-	79,155,765	7,916	710,298	(550,000)	(122,912)	45,302
Stock associated with reverse merger at April 13, 2020	1,435	202	1,362	72	7,808,867	781	3,342			4,397
Net loss for the period from April 1 through April 30, 2020	-	-			-	-	-	-	(165,211)	(165,211)
Balance, April 30, 2020	1,435	$202	1,362	$72	86,964,632	$8,697	$713,640	$(550,000)	$(288,123)	$(115,512)

See accompanying Notes to Condensed Consolidated Financial Statements

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Period February 11, 2020 (date of inception) through
April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,123)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of investment securities	129
Common stock issued for services	17,914
Changes in operating assets and liabilities:
(Increase) Decrease in -
Prepaid expenses and other current assets	(8,968)
Increase (Decrease) in -
Bank overdraft	12,766
Accounts payable	83,709
Accrued expenses	3,288
Payroll taxes payable	28,372
Due to related parties	341
Net cash used in operating activities	(150,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in reverse merger	572
Proceeds from common stock subscriptions receivable	150,000
Net cash provided by financing activities	150,572

Net increase (decrease) in cash and cash equivalents	-

Cash - beginning of period	-

Cash - end of period	$-

See accompanying Notes to Condensed Consolidated Financial Statements

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(Unaudited)

For the Period February 11, 2020 (date of inception) through
April 30, 2020
Supplemental disclosure of cash flow information
Interest paid	$-
Taxes paid	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Reverse merger as of April 13, 2020
Investment securities	$(3,825)
Preferred stock	$202
Series B Preferred stock	$72
Common stock	$781
Additional paid in capital	$3,342

See accompanying Notes to Condensed Consolidated Financial Statements

Rivulet Media, Inc. and Subsidiaries
(formerly known as Bio-Matrix Scientific Group, Inc.)
Notes to Condensed Consolidated Financial Statements
For the Period February 11, 2020 (Date of Inception) through April 30, 2020

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Bio-Matrix Scientific Group, Inc. (“Bio-Matrix”) was organized on October 6, 1998 in the State of Delaware, originally under the name Tasco International, Inc, which was subsequently changed to Tasco Holdings International, Inc., and then to Bio-Matrix Scientific Group, Inc. in 2006. On May 26, 2020, Bio-Matrix’s name was further changed to Rivulet Media, Inc.

2019 Reverse Merger Transaction

On July 31, 2019, Bio-Matrix acquired 100% of the share capital of Pine Hills, Inc., a Wyoming corporation, in exchange for the issuance of 4,080,000 common shares of Bio-Matrix, to Heather Cassady, the sole shareholder of Pine Hills, Inc. In conjunction with this transaction, all of the outstanding shares of Series AA and Series AAA Preferred Stock of Bio-Matrix were cancelled. Pine Hills was in the business of providing data storage and the archiving of corporate documents, and its operations subsequent to that date were nominal.

Upon completion of the transaction, Heather Cassady owned approximately 54% of the voting capital stock of Bio-Matrix immediately after the transaction. For financial accounting purposes, this transaction was considered a reverse acquisition of Bio-Matrix by Pine Hills, Inc. and was treated as a recapitalization with Pine Hills, Inc. as the accounting acquirer.

2020 Change in Control Transaction

On March 26, 2020, Debbie Rasmussen and Klusman Family Holdings (together, the “Buyers”) and David Koos and Heather Cassady (together, the “Sellers”) completed a Stock Purchase Agreement (the “SPA”) whereby Buyers purchased from Sellers 4,364,235 shares of the outstanding common stock of Bio-Matrix. This transaction resulted in a change in control of Bio-Matrix, based on the transfer of approximately 55.8% of the outstanding common shares of Bio-Matrix from Sellers to Buyers. The amount of consideration for the purchase of such common shares was $215,000, with the source of the consideration being a loan from an unaffiliated third party.

As a condition of closing of the transaction, each director and officer of Bio-Matrix resigned from their position effective April 6, 2020, and Mike Witherill and Aaron Klusman were appointed as directors of Bio-Matrix to take office effective April 6, 2020. Additionally, effective April 6, 2020, Mr. Klusman was appointed Chairman and Chief Executive Officer of Bio-Matrix and Mr. Witherill was appointed Vice-Chairman and President of Bio-Matrix. At the closing of the transaction, Mike Witherill and Aaron Klusman, directly and indirectly, effectively owned the equivalent of 77,896,200 shares of common stock of Bio-Matrix, representing approximately 89.6% of the outstanding shares of common stock of Bio-Matrix.

In conjunction with the change in control transaction, all current liabilities of Bio-Matrix, including accounts payable and notes payable to related and unrelated parties, plus accrued interest, aggregating $141,936, were paid by the Buyers through a contribution to capital to Bio-Matrix prior to the closing of the reverse recapitalization transaction, which became effective on April 13, 2020.

2020 Reverse Merger Transaction

On April 13, 2020, Bio-Matrix acquired 100% of the equity capital of Rivulet Films, Inc. (“Rivulet Films”), which was organized on February 11, 2020 in the State of Arizona, in exchange for the issuance of 79,155,765 shares of common stock of Bio-Matrix distributed on a pro rata basis to the shareholders of Rivulet Films. Rivulet Films is a development stage company involved in the arts, entertainment and recreation business.

The current control shareholders of Bio-Matrix (consisting of Mike Witherill, Debbie Rasmussen (the wife of Mike Witherill), and Klusman Family Holdings (controlled by Aaron Klusman), through a series of orchestrated and interdependent transactions over a period of approximately three months, obtained effective control of Bio-Matrix (both a majority of the equity and the board of directors) and caused Rivulet Films to become a wholly-owned subsidiary of Bio-Matrix. Accordingly, for financial accounting purposes, this transaction was considered a reverse acquisition of Bio-Matrix by Rivulet Films and was treated as a recapitalization with Rivulet Films as the accounting acquiror. The financial statements presented herein consist of those of Rivulet Films for the period February 11, 2020 (Date of Inception) through April 30, 2020, with the financial statements of Bio-Matrix included for the period April 13, 2020 through April 30, 2020.

The stockholders’ equity section of Bio-Matrix has been retroactively restated to reflect the accounting effect of the reverse acquisition transaction. All share and per share amounts also reflect the retroactive restatement of the stockholders’ equity section of Bio-Matrix. All costs associated with the reverse recapitalization transaction were expensed as incurred.

On May 26, 2020, Bio-Matrix’s name was changed to Rivulet Media, Inc. (“Rivulet Media”). Unless the context indicates otherwise, Rivulet Media, including its subsidiaries, is hereinafter referred to as the “Company”.

Changes in Capital Structure of Company

On January 29, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware to (1) reduce the number of shares of common stock that the Company is authorized to issue from 16,000,000,000 shares to 100,000,000 shares, with no change in the $0.0001 per share par value; (2) effect a reverse stock split of the Company’s issued and outstanding shares of common stock and all classes of issued and outstanding preferred stock at an exchange ratio of one new share for every 2,000 old shares, with fractional shares of stock being rounded up to the nearest whole share. All share and per share amounts presented in these financial statements and footnotes for all periods presented have been retroactively restated to reflect the 1-for-2,000 reverse stock split.

On May 26, 2020, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to (1) change the Company’s name to Rivulet Media, Inc.; (2) increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 shares to 200,000,000 shares, par value $0.0001 per share, with the number of shares of preferred stock that the Company is authorized to issue remaining unchanged at 20,000,000 shares, par value $0.0001 per share; and (3) eliminate the class of Non-Voting Preferred Stock, of which 200,000 shares, par value $1.00 per share, had been authorized, and none were outstanding.

Business

The business of the Company is to produce, distribute and market feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, and will be dependent on periodic infusions of capital to fund its operating requirements.

Going Concern

The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has had no operating revenues to date, and has experienced net losses from operations and negative operating cash flows. During the period February 11, 2020 (Date of Inception) through April 30, 2020, the Company incurred a net loss of $288,123. The Company intends to finance its future working capital requirements since inception through the sale of its equity securities and from borrowings.

At April 30, 2020, the Company has limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the financial statements of Rivulet Films for the period February 11, 2020 (Date of Inception) through March 31, 2020, has also expressed substantial doubt about the its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business in 2020 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements of the Company, including its wholly-owned subsidiaries, at April 30, 2020, and for the period February 11, 2020 (Date of Inception) through April 30, 2020, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of April 30, 2020, and the results of its operations for the period February 11, 2020 (Date of Inception) through April 30, 2020, and its cash flows for the period February 11, 2020 (Date of Inception) through April 30, 2020. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at March 31, 2020 has been derived from the audited consolidated financial statements of Rivulet Films at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s recent filings with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

The most significant estimates to be made by management in the preparation of the financial statements are expected to relate to the ultimate revenues realized and costs incurred for films and television programs; valuing equity instruments issued; estimates of sales returns and other allowances and provisions for doubtful accounts; the realization of deferred tax assets; accruals for contingent liabilities; impairment assessments for investments in films and television programs, equity investments and intangible assets.

Revenue Recognition

Subject to the specific conditions as described below, the Company will record revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery of the product has occurred; the consideration for the arrangement is fixed or determinable; and collectability is reasonably assured.

Film and Television Program Revenues

The Company’s film and television program business is expected to generate revenues principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Revenue will be recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those products.

Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of DVDs and Blu-ray discs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, including digital and electronic-sell-through arrangements, such as download-to-own, download-to-rent, video-on-demand and subscription video-on-demand, revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television or digital licensing for fixed fees are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on the Company’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on the Company’s assessment of the relative fair value of each title.

Producer Fee Revenues

Producer fee revenues will be recognized when the services have been performed. If all services have not been provided upon receipt of the fees, the fees will be deferred and recognized as revenue on a pro rata basis as the services are performed.

Music Revenues

Music revenues will be recognized when the musical content has been delivered to the customer.

Film, Television Programs, and Music Production Costs

Film, television program, and music production costs will be capitalized in accordance with Accounting Standards Codification 926, Entertainment - Films. The capitalized amount will be stated at the lower of cost, less accumulated amortization, or fair value. These costs will represent capitalized costs for the production of films and other entertainment projects. In addition to the films, television programs and music that may be produced, costs of productions in development will be capitalized as development costs and will be transferred to production costs when the project is set for production. Films, television programs and music in development will include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects, as well as amounts paid to musical artists. Projects in development will be written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

Once a project is released to consumers, the capitalized costs will be amortized on an individual project basis in the proportion that the current revenue for each project bears to the estimated remaining unrecognized revenue to be received from all sources for each project as of the beginning of the current year. Revenue and cost forecasts will be periodically reviewed by management and revised when warranted.

The carrying value of the film costs will be reviewed for impairment each reporting period on a project-by-project basis. If events or changes in circumstance indicate that the fair value of the capitalized costs on a specific project is less than their carrying value, an impairment charge will be recognized in an amount by which the unamortized costs exceed the project’s fair value.

The Company had no feature films or music projects in development as of April 30, 2020.

Cash

Cash includes cash deposits at financial institutions.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any such agreements at April 30, 2020.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Alternatively, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company’s wholly-owned subsidiary, Rivulet Films, converted from a pass-through limited liability corporation to a “C” corporation effective April 13, 2020.

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the respective taxing authorities.

The Company had no unrecognized tax benefits as of April 30, 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of April 30, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company intends to issue common stock and stock options to officers, directors and consultants for services rendered. Options will vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, will be measured at the grant date fair value and charged to operations ratably over the vesting period.

The fair value of stock options granted as stock-based compensation will be determined utilizing the Black-Scholes option-pricing model, and can be affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility will be based on the historical volatility of the Company’s common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock will be determined by reference to the quoted market price of the Company’s common stock on the grant date, or, if not available, by reference to an appropriate alternative valuation methodology.

The Company will recognize the fair value of stock-based compensation awards in the Company’s statement of operations. The Company will issue new shares of common stock to satisfy stock option exercises.

As of April 30, 2020, the Company did not have any outstanding stock options.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company will determine the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company will perform an analysis of the assets and liabilities at each reporting period end.

The Company’s financial instruments are expected to include prepaid expenses, deposits, accounts payable, accrued expenses, and due to related parties. The estimated fair value of these instruments is expected to approximate their respective carrying amounts due to the short-term nature of these instruments.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, convertible preferred stock, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because there is no convertible debt, convertible preferred stock, warrants or stock options outstanding.

The 11,000,000 shares of common stock associated with the outstanding common stock subscription receivable at April 30, 2020 have been excluded from the calculation of basic and diluted EPS.

Weighted average common shares outstanding has been retroactively restated for all periods presented to reflect the accounting effect of the reverse recapitalization transaction (see Note 1).

Investment Securities

Investment securities consist of marketable securities with a quoted market price and are measured and accounted for at fair value at the end of each reporting period, with any changes in fair value recognized as a gain or loss in the statement of operations for the period.

Property and Equipment

Property and equipment will be recorded at cost. Major improvements will be capitalized, while maintenance and repairs that do not improve or extend the useful life of the respective assets are charged to expense as incurred. Gains and losses from disposition of property and equipment will be included in income and expense when realized. Depreciation of property and equipment will be provided using the straight-line method over an estimated useful life of three years. The Company will recognize depreciation of property and equipment in the Company’s consolidated statement of operations.

Leases

Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. The Company did not have any leases within the scope of ASU 2016-02 at April 30, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management is currently in the process of assessing the impact of adopting ASU-2016-13 on the Company’s financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. CHANGE IN CONTROL AND REVERSE RECAPITALIZATION TRANSACTIONS

The change in control transaction effective March 26, 2020 and the reverse recapitalization transaction effective April 13, 2020 are described at Note 1.

A summary of the current assets acquired from Bio-Matrix and the stockholders’ equity accounts adjusted as a result of the reverse recapitalization transaction effective as of April 13, 2020 is presented below. There were no liabilities assumed. In conjunction with the change in control transaction, all current liabilities of Bio-Matrix, including accounts payable and notes payable to related and unrelated parties, plus accrued interest, aggregating $141,936, were paid by the Buyers through a contribution to capital to Bio-Matrix prior to the closing of the reverse recapitalization transaction, which became effective on April 13, 2020. All amounts recorded were at historical (predecessor) cost basis.

Current assets:
Cash	$572
Investment securities	3,825
Total current assets	$4,397

Stockholders’ equity (deficiency):
Preferred stock	$202
Series B preferred stock	72
Additional paid-in capital	3,342
Common stock	781
Adjustment to stockholders’ equity (deficiency)	$4,397

For the period April 13, 2020 through April 30, 2020, Bio-Matrix recorded a net loss of $129, which was included in the consolidated net loss of $288,123 that was reported in the Company’s consolidated statement of operations for the period February 11, 2020 (Date of Inception) through April 30, 2020.

4. INVESTMENT SECURITIES

On April 13, 2020, in conjunction with the reverse recapitalization (see Note 1), the Company recorded the marketable securities presented below.

	Number of Shares	Fair Value at April 13, 2020	Fair Value at April 30, 2020	Change in Fair Value for the Period April 13, 2020 through April 30, 2020
Common Shares of Entest Group, Inc. (ENTI)	66,667	$367	$267	$(100)
Common Shares of Regen Biopharma, Inc. (RGBP)	29,076,665	2,906	2,906	—
Series A Preferred Shares of Regen Biopharma, Inc. (RGBPP)	290,766	552	523	(29)
		$3,825	$3,696	$(129)

5. INTELLECTUAL PROPERTY

At April 30, 2020, intellectual property consisted of rights for various program and property rights. These agreements underlying these rights were entered into with related parties during February 2020. The Company issued 62,531,965 shares of common stock in exchange for assignment of such rights. As such rights were acquired from related parties, the Company recorded such rights at their historical (predecessor) cost, reflecting an aggregate value of $300.

6. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred Stock

The Company is authorized to issue a total of 20,000,000 shares of preferred stock, par value $1.00 per share.

In conjunction with the reverse recapitalization (see Note 1), the Company recorded issued and outstanding preferred stock of Bio-Matrix consisting of 1,435 shares of Preferred Stock with a carrying value of $202 and 1,362 shares of Series B Preferred Stock with a carrying value of $72.

The class of Non-Voting Preferred Stock, of which 200,000 shares, par value $1.00 per share, had been authorized, but none were outstanding, were eliminated effective May 26, 2020.

Common Stock

The Company is authorized to issue a total of 200,000,000 shares of common stock, par value $0.0001 per share.

For the period ending, March 31, 2020, the Company had entered into four common stock subscription agreements aggregating $700,000, three of which aggregating $150,000 were paid during April 2020. The remaining $550,000 subscription receivable is with a related party and has been presented as a reduction to stockholders’ equity (deficiency) in the accompanying consolidated balance sheet at April 30, 2020.

The $550,000 subscription receivable from a related party dated February 11, 2020 is unsecured and includes interest at 2% per annum, with interest and principal due on March 7, 2023.

The Company issued 62,531,965 shares of common stock in exchange for intellectual property which was valued at their historical (predecessor) cost basis of $300 (see Note 5) and included in other assets in the consolidated balance sheet at April 30, 2020.

The Company issued 600,000 shares of common stock in exchange for services rendered, which were recorded at the fair value cost of $17,914 and included in general and administrative expenses in the consolidated statement of operations for the period February 11, 2020 (Date of Inception) through April 30, 2020.

7. RELATED PARTY TRANSACTIONS

As of April 30, 2020, the Company owed two related party entities a total of $341 for funds advanced to or on behalf of the Company.

As of April 30, 2020, the Company has a $550,000 subscription receivable with a related party (see Note 6) that has been presented as a reduction to stockholders’ equity (deficiency) in the accompanying consolidated balance sheet at April 30, 2020.

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company did not have any lease commitments as of April 30, 2020.

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial statements. As of April 30, 2020, the Company was not a party to any pending or threatened legal proceedings.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Currently, capital markets have been disrupted by the crisis, as a result of which the availability, amount and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

9. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date on which these consolidated financial statements were issued. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements, other than those as described below.

Lease Assignment

On May 1, 2020, the Company entered into a short-term lease assignment with a related party for office space in Gilbert, Arizona through December 31, 2020 at the rate of $800 per month.

Arpaio Agreement

On May 20, 2020, the Company and Joseph M. Arpaio (“Arpaio”), who served as the 34th Sheriff of Maricopa County, entered into a Life Story Rights Agreement (the “Arpaio Agreement”), pursuant to which the Company was granted an exclusive option to acquire the motion picture, television, home-video, allied, subsidiary, and ancillary rights to Arpaio’s life story, including his name, likeness, and biography. The rights to be granted upon exercise of the option include the right to write, produce, distribute, advertise, publicize, and record soundtracks for one or more motion pictures, including remakes and sequels. The option period extends for 12 months, with a 12-month extension at the Company’s option. Prior to exercise of the option, the Company may prepare screenplays, budgets, and engage in other customary development and pre-production activities.

Arpaio shall be entitled to a consulting fee of $10,000, payable within 10 days of the earlier of exercise of the option or commencement of principal photography of the first motion picture produced under the Arpaio Agreement. If the option is not exercised, this fee does not become due. Additionally, as consideration for the rights granted under the Arpaio Agreement, Arpaio shall be entitled to compensation of $20,000 for each 30 minutes that the motion picture(s) is/are expected to run (payable pro-rata at $675 per minute), payable upon the earlier of exercise of the option or commencement of principal photography of the first motion picture produced under the Arpaio Agreement.

During May 2020, in connection with entering into the Arpaio Agreement, Rivulet Films formed a wholly-owned subsidiary, Borderline Productions, LLC, an Arizona limited liability company, to facilitate this project.

On May 27, 2020, the Company, Rivulet Films (a wholly-owned subsidiary of the Company), and Paris Film, Inc. and Rob Paris (together, “Employee”) entered into an Employment Agreement (the “Paris Agreement”, and together with the Arpaio Agreement, the “Agreements”), pursuant which Rivulet Films agreed to employ Employee in the position as President of Rivulet Films. The employment of Employee begins on June 1, 2020, for a guaranteed term of six months, following which the employment relationship may be terminated with or without good cause or for any or no reason by either Employee or Rivulet Films.

As compensation, Employee will be paid $10,000 per month, guaranteed for the first six months. Additionally, upon execution of the Paris Agreement, the Company issued options to purchase 9,000,000 shares of common stock at an exercise price of $0.10 per share, which was the closing price of the common stock on such date. Of such amount, 5,000,000 vested immediately, 2,000,000 will vest on June 1, 2021, and the remaining 2,000,000 will vest on June 1, 2022. Employee will also have the right to participate in all equity stock option plans and programs established for employees by Rivulet Films in all aspects and benefit to that of any other similarly situated C-suite employee of Rivulet Films, including its CEO. Rivulet Films will also provide Employee with other benefits, such as bonuses, perk packages, preferred stock positions, box office bonuses, and back-end/contingent compensation made generally available to similarly situated employees, including its CEO. Employee will be attached as producer, subject to a separate producer agreement to be negotiated, to all projects sourced by Employee during the term of employment. The Paris Agreement subjects Employee to certain restrictive covenants and a standard confidentiality provision.

In connection with the employment, to the extent controlled by Employee and so long as Employee remains attached to each project in perpetuity, Employee grants to Rivulet Films a right of first refusal to all rights, title, and interest to the film projects known as Please Baby Please and Acolyte, as well as to all other film, story, or other production concepts which Employee creates, develops, or otherwise originates during the term employment and not passed on by Rivulet Films.

Maughan Music, Inc. Agreement

As of May 28, 2020, the Company, Maughan Music, Inc., a Delaware corporation and a wholly owned subsidiary of the Company formed May 26, 2020 to facilitate this transaction (“Merger Sub”), and Maughan Music Group LLC, an Arizona limited liability company (the “Target”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions therein, the Target shall be merged with and into Merger Sub (the “Merger”) and the separate existence of the Target shall cease. Following the effective time of the Merger, Merger Sub shall continue as the surviving corporation of the Merger (the “Surviving Corporation”). It is intended that the Merger qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The Merger closed on June 12, 2020.

Effective upon the closing of the Merger (i) all equitable interests of the Target (“Target Equity”) then outstanding were converted into the right to receive a total of 925,000 shares of common stock of the Company, $0.0001 par value per share (“Shares”), to be distributed pro rata to the members of the Target, and (ii) each share of common stock, $0.0001 par value per share, of Merger Sub then outstanding effectively remained one share of common stock of the Surviving Corporation. Holders of Target Equity received cash in lieu of fractional shares, if applicable.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Rivulet Media, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, developments, or industry rankings; any statements regarding future revenue, economic conditions, or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Part II Item 1A - Risk Factors below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the period February 11, 2020 (Inception) through April 30, 2020 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the period February 11, 2002 (Inception) through April 30, 2020 included elsewhere in this document.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

The most significant estimates to be made by management in the preparation of the financial statements are expected to relate to the ultimate revenues realized and costs incurred for films and television programs; valuing equity instruments issued; estimates of sales returns and other allowances and provisions for doubtful accounts; the realization of deferred tax assets; accruals for contingent liabilities; impairment assessments for investments in films and television programs, equity investments and intangible assets.

The following critical accounting policies affect the more significant judgements and estimates used in the preparation of the Company’s condensed consolidated financial statements for the period February 11, 2020 (Inception) through April 30, 2020.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Alternatively, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company’s wholly-owned subsidiary, Rivulet Films, converted from a pass-through limited liability corporation to a “C” corporation effective April 13, 2020.

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the respective taxing authorities.

The Company had no unrecognized tax benefits as of April 30, 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of April 30, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company intends to issue common stock and stock options to officers, directors and consultants for services rendered. Options will vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, will be measured at the grant date fair value and charged to operations ratably over the vesting period.

The fair value of stock options granted as stock-based compensation will be determined utilizing the Black-Scholes option-pricing model, and can be affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility will be based on the historical volatility of the Company’s common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock will be determined by reference to the quoted market price of the Company’s common stock on the grant date, or, if not available, by reference to an appropriate alternative valuation methodology.

The Company will recognize the fair value of stock-based compensation awards in the Company’s statement of operations. The Company will issue new shares of common stock to satisfy stock option exercises.

As of April 30, 2020, the Company did not have any outstanding stock options.

Overview

Rivulet Media, Inc. is engaged in the business of producing, distributing, and marketing feature-length films, television series and mini-series, television movies, and music from initial creative development through principal photography, postproduction, distribution and ancillary sales.

Rivulet Media, Inc. was organized on October 6, 1998, in the State of Delaware, originally under the name Tasco International, Inc, which was subsequently changed to Tasco Holdings International, Inc., and then to Bio-Matrix Scientific Group, Inc. (“Bio-Matrix”) in 2006. On May 26, 2020, Bio-Matrix’s name was further changed to Rivulet Media, Inc. (“Rivulet Media”).

Unless the context indicates otherwise, Rivulet Media, including its subsidiaries, is hereinafter referred to as the “Company”.

On January 29, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware to (1) reduce the number of shares of common stock that the Company is authorized to issue from 16,000,000,000 shares to 100,000,000 shares, with no change in the $0.0001 per share par value; (2) effect a reverse stock split of the Company’s issued and outstanding shares of common stock and all classes of issued and outstanding preferred stock at an exchange ratio of one new share for every 2,000 old shares.

On March 26, 2020, Debbie Rasmussen and Klusman Family Holdings (together, the “Buyers”) and David Koos and Heather Cassady (together, the “Sellers”) completed a Stock Purchase Agreement (the “SPA”) whereby Buyers purchased from Sellers 4,364,235 shares of the outstanding common stock of the Company. This transaction resulted in a change in control of the Company, based on the transfer of approximately 55.8% of the outstanding common shares of the Company from Sellers to Buyers. The amount of consideration for the purchase of such common shares was $215,000, with the source of the consideration being a loan from an unaffiliated third party.

As a condition of closing of the transaction, each director and officer of the Company resigned from their position effective April 6, 2020, and Mike Witherill and Aaron Klusman were appointed as directors of the Company to take office effective April 6, 2020. Additionally, effective April 6, 2020, Mr. Klusman was appointed Chairman and Chief Executive Officer of the Company and Mr. Witherill was appointed Vice-Chairman and President of the Company. At the closing of the transaction, Mike Witherill and Aaron Klusman, directly and indirectly, effectively owned the equivalent of 77,896,200 shares of common stock of the Company, representing approximately 89.6% of the outstanding shares of common stock of the Company.

On April 13, 2020, the Company acquired 100% of the equity capital of Rivulet Films, Inc. (“Rivulet Films”) (which was organized on February 11, 2020, in the State of Arizona) in exchange for the issuance of 79,155,765 shares of common stock of the Company distributed on a pro rata basis to the shareholders of Rivulet Films. Rivulet Films is a development stage company involved in the arts, entertainment, and recreation business. Because Rivulet Films was incorporated on February 11, 2020, there are no comparable financial statements for 2019.

On May 26, 2020, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to (1) change the Company’s name to Rivulet Media, Inc.; (2) increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 shares to 200,000,000 shares, par value $0.0001 per share, with the number of shares of preferred stock that the Company is authorized to issue remaining unchanged at 20,000,000 shares, par value $0.0001 per share; and (3) eliminate the class of Non-Voting Preferred Stock, of which 200,000 shares, par value $1.00 per share, had been authorized, and none were outstanding.

Material Changes in Financial Condition

At April 30, 2020, the Company had no cash resources available to fund its operations and is in the process of raising additional funds. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

The Company intends to finance its future working capital requirements through the sale of its equity securities and from borrowings.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the financial statements of Rivulet Films for the period February 11, 2020 (Date of Inception) through March 31, 2020, has also expressed substantial doubt about the its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability.

The development and expansion of the Company’s business in 2020 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to its assets, or to discontinue its operations entirely.

Material Changes in Results of Operations

The Company has had no operating revenues to date, and has experienced net losses from operations and negative operating cash flows. During the period February 11, 2020 (Date of Inception), through April 30, 2020, the Company incurred a net loss of $288,123. During such period, the Company spent approximately $136,248 on payroll expenses, $133,729 in legal fees, and $3,860 on accounting fees.

On May 20, 2020, the Company entered into a Life Story Rights Agreement with Joseph Arpaio, former Sherriff of Maricopa County, for the purpose of developing and producing a docu-series on the life of Mr. Arpaio. The Company is currently in production on this series.

On May 27, 2020, the Company entered into an Employment Agreement with Paris Film, Inc. and Rob Paris. Mr. Paris will serve in the position of President of Rivulet Films. His employment began on June 1, 2020, for a guaranteed term of six months. As compensation, Mr. Paris will be paid $10,000 per month. Additionally, , the Company issued options to purchase 9 million shares of common stock at an exercise price of $0.10 per share. Five million of the options vested immediately, 2 million will vest on June 1, 2021, and the remaining 2 million will vest on June 1, 2022.

As of May 28, 2020, the Company entered into an Agreement and Plan of Merger with Maughan Music, Inc., a wholly owned subsidiary of the Company, and Maughan Music Group LLC, pursuant to which Maughan Music Group LLC merged with and into Maughan Music, Inc. The merger closed on June 12, 2020. Upon the closing of the Merger, all equitable interests of Maughan Music Group LLC converted into the right to receive a total of 925,000 shares of common stock of the Company.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

ITEM 4 – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2020, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2020, due to the existence of the material weaknesses in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) and in conformity with the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

The Company’s internal control over financial reporting is designed to ensure that material information regarding the Company’s operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented.

Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of April 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles, for the reasons noted below.

The Company effected a reverse merger transaction effective April 13, 2020, as a result of which the business, operations, board of directors and executive management of the Company changed. Current management does not have the staffing available to conform to the checks and balances needed for proper internal controls nor has the staff necessary for ongoing testing and had only been in place for a short period of time at April 30, 2020. Current management has retained the services of qualified outside consultants with expertise to perform specific accounting and finance functions, and to install appropriate accounting and internal control systems but will need to have ongoing adequate financing to retain a qualified financial expert to have the needed checks and balances. The Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will take several months to accomplish and will require the availability of additional operating capital. However, there can be no assurances that these efforts will be sufficient to fully develop and implement adequate disclosure controls and procedures and internal controls over financial reporting.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and any instances of malfeasance or fraud have been detected.

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended April 30, 2020.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

PART II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS.

Nothing to disclose.

ITEM 1A – RISK FACTORS.

As a smaller reporting company, the Company is not required to provide information required by this Item. However, the Company discloses the following risk factors (which is not intended to be an exhaustive list of all risk factors):

We will need to raise significant additional capital. The Company will need substantial capital to produce motion pictures and television programs currently in development or production. The Company has not established any external sources of liquidity with financial institutions or other unrelated third parties. The Company does not anticipate that it will in the future establish any external sources of financing. As the Company has no sources of financing other than this offering, the Company may not have enough funds to continue its operations, and in that event would need to raise additional capital from other sources sooner than expected.

We will need to raise substantial additional cash to operate our subsidiary, Rivulet Films, Inc. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing stockholders, will have their ownership interests diluted. Our failure to generate adequate funds from operations or from additional sources would harm our business.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in their report on the financial statements of Rivulet Films for the period February 11, 2020 (Date of Inception) through March 31, 2020, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Currently, capital markets have been disrupted by the crisis, as a result of which the availability, amount and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 – OTHER INFORMATION.

The Company adopted Amended and Restated Bylaws effective as of April 16, 2020. Pursuant to the Amended and Restated Bylaws, a security holder wishing to recommend nominees to the Company’s Board of Directors, the nomination must be property brought before an annual or special meeting of the Company.

For any nominations to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof and timely updates and supplements thereof in writing to the Secretary. To be timely, the notice must be delivered to the Secretary at the principal executive offices of the Company not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made by the Company.

In the event the Company calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, a stockholder may nominate a person or persons (as the case may be) for election to the Board of Directors, a stockholder’s notice must be delivered to the Secretary at the principal executive offices of the Company not earlier than the close of business on the 120th day prior to the date of such special meeting and not later than the close of business on the later of the 90th day prior to the date of such special meeting or, if the first public announcement of the date of such special meeting is less than 100 days prior to the date of such special meeting, the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting.

In addition, to be timely, the stockholder’s notice must further be updated and supplemented, if necessary, so that the information provided or required to be provided in such notice is true and correct as of the record date for the meeting and as of the date that is 10 business days prior to the meeting or any adjournment or postponement thereof, and such update and supplement shall be delivered to the Secretary at the principal executive offices of the Company not later than five business days after the record date for the meeting in the case of the update and supplement required to be made as of the record date, and not later than eight business days prior to the date for the meeting, any adjournment or postponement thereof in the case of the update and supplement required to be made as of 10 business days prior to the meeting or any adjournment or postponement thereof.

As to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, the stockholder’s notice must set forth: (i) the name and address of such stockholder, as they appear on the Company’s books, of such beneficial owner, if any, and of their respective affiliates or associates or others acting in concert therewith, (ii) (A) the class or series and number of shares of the Company which are, directly or indirectly, owned beneficially and of record by such stockholder, such beneficial owner, and their respective affiliates or associates or others acting in concert therewith, (B) any option, warrant, convertible security, stock appreciation right, or similar right with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of shares of the Company or with a value derived in whole or in part from the value of any class or series of shares of the Company, or any derivative or synthetic arrangement having the characteristics of a long position in any class or series of shares of the Company, or any contract, derivative, swap, or other transaction or series of transactions designed to produce economic benefits and risks that correspond substantially to the ownership of any class or series of shares of the Company, including due to the fact that the value of such contract, derivative, swap, or other transaction or series of transactions is determined by reference to the price, value, or volatility of any class or series of shares of the Company, whether or not such instrument, contract or right shall be subject to settlement in the underlying class or series of shares of the Company, through the delivery of cash or other property, or otherwise, and without regard of whether the stockholder of record, the beneficial owner, if any, or any affiliates, or associates, or others acting in concert therewith, may have entered into transactions that hedge or mitigate the economic effect of such instrument, contract or right or any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of shares of the Corporation (any of the foregoing, a “Derivative Instrument”) directly or indirectly owned beneficially by such stockholder, the beneficial owner, if any, or any affiliates or associates or others acting in concert therewith, (C) any proxy, contract, arrangement, understanding, or relationship pursuant to which such stockholder has a right to vote any class or series of shares of the Company, (D) any agreement, arrangement, understanding, relationship, or otherwise, including any repurchase or similar so-called “stock borrowing” agreement or arrangement, engaged in, directly or indirectly, by such stockholder, the purpose or effect of which is to mitigate loss to, reduce the economic risk (of ownership or otherwise) of any class or series of the shares of the Company by, manage the risk of share price changes for, or increase or decrease the voting power of, such stockholder with respect to any class or series of the shares of the Company, or which provides, directly or indirectly, the opportunity to profit or share in any profit derived from any decrease in the price or value of any class or series of the shares of the Company (any of the foregoing, “Short Interests”), (E) any rights to dividends on the shares of the Company owned beneficially by such stockholder that are separated or separable from the underlying shares of the Company, (F) any proportionate interest in shares of the Company or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which such stockholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner of such general or limited partnership, (G) any performance-related fees (other than an asset-based fee) that such stockholder is entitled to based on any increase or decrease in the value of shares of the Company or Derivative Instruments, if any, including without limitation any such interests held by members of such stockholder’s immediate family sharing the same household, (H) any significant equity interests or any Derivative Instruments or Short Interests in any principal competitor of the Company held by such stockholder, and (I) any direct or indirect interest of such stockholder in any contract with the Company, any affiliate of the Company or any principal competitor of the Company (including, in any such case, any employment agreement, collective bargaining agreement or consulting agreement), and (iii) any other information relating to such stockholder and beneficial owner, if any, that would be required to be disclosed in a proxy statement and form of proxy or other filings required to be made in connection with solicitations of proxies for, as applicable, the proposal and/or for the election of Directors in a contested election pursuant to Section 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated thereunder.

As to each person whom the stockholder proposes to nominate for election or reelection to the Board of Directors, the stockholder’s notice must also set forth: (i) all information relating to such person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of Directors in a contested election pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder, and (ii) a description of all direct and indirect compensation and other material monetary agreements, arrangements, and understandings during the past three years, and any other material relationships, between or among such stockholder and beneficial owner, if any, and their respective affiliates and associates, or others acting in concert therewith, on the one hand, and each proposed nominee, and his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if the stockholder making the nomination and any beneficial owner on whose behalf the nomination is made, if any, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant; and

Additionally, to be eligible to be a nominee for election or reelection as a Director, a person must deliver to the Secretary at the principal executive offices of the Company a written questionnaire with respect to the background and qualification of such person and the background of any other person or entity on whose behalf the nomination is being made, and a written representation and agreement (in the form provided by the Secretary upon written request) that such person (A) is not and will not become a party to (1) any agreement, arrangement, or understanding with, and has not given any commitment or assurance to, any person or entity as to how such person, if elected as a Director, will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to the Company, or (2) any Voting Commitment that could limit or interfere with such person’s ability to comply, if elected as a Director, with such person’s fiduciary duties under applicable law, (B) is not and will not become a party to any agreement, arrangement, or understanding with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement, or indemnification in connection with service or action as a Director that has not been disclosed therein, and (C) in such person’s individual capacity and on behalf of any person or entity on whose behalf the nomination is being made, would be in compliance, if elected as a Director, and will comply with all applicable corporate governance, conflict of interest, confidentiality, and stock ownership and trading policies and guidelines of the Company publicly disclosed from time to time.

ITEM 6. EXHIBITS

Exhibits:
2.1	Agreement and Plan of Merger by and among Bio-Matrix Scientific Group, Inc., Rivulet Films LLC, and Rivulet Films, Inc., dated April 8, 2020, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on April 13, 2020.
3.1	Amended and Restated Certificate of Incorporation of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit A of the Schedule 14C filed on May 1, 2020.
3.2	Amended and Restated Bylaws of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 22, 2020.
10.1*	Promissory Note dated April 7, 2020, made by Blue Scout Enterprises payable to Rivulet Films LLC.
10.2*	Assignment of Promissory Note dated effective as of April 16, 2020.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certifications.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 1, 2020

RIVULET MEDIA, INC., a Delaware corporation

/s/ Aaron Klusman
Aaron Klusman
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

/s/ Michael Witherill
Michael Witherill
President, Chief Financial Officer, Vice-Chairman of the Board
(Principal Financial Officer and Principal Accounting Officer)