Form 10-Q/A
period 2020-04-30
Rivulet Media, Inc.
filed 2020-07-07
CIK 1079282

U.S. SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

On July 1, 2020, Rivulet Media, Inc. (the “Company”) filed its first quarter report on Form 10-Q after the June 15, 2020 deadline (the “Original Due Date”) applicable to it for the filing of a Form 10-Q for the quarter ended April 30, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On June 10, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Prior to the filing of the Quarterly Report, the Company’s business experienced significant disruptions due to the conditions surrounding COVID-19. Certain of its operations and personnel have been working remotely due to suggested or mandated social distancing and work from home orders and management was required to devote significant time and attention to assessing the potential impact of COVID-19 and related events on its operations and financial position, which diverted management resources from completing tasks necessary to finalize the Quarterly Report by the Original Due Date.

Consistent with its statements made in the Current Report on Form 8-K, the Company was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. The Quarterly Report was filed on July 1, 2020, before the extended due date permitted under the Order. In compliance with Item II(d) of the Order, the Company is filing this Amendment No. 1 to its Quarterly Report to disclose that it relied on the Order and the reasons why the Company could not file the report by the Original Due Date.

Except as described above, this Amendment No. 1 does not amend, modify, or update the information in the Quarterly Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results nor does it reflect events occurring after the filing of the Quarterly Report filed on July 1, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 6, 2020

RIVULET MEDIA, INC., a Delaware corporation

/s/ Aaron Klusman
Aaron Klusman
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

/s/ Michael Witherill
Michael Witherill
President, Chief Financial Officer, Vice-Chairman of the Board
(Principal Financial Officer and Principal Accounting Officer)

2