Form 10-K
period 2020-07-31
Rivulet Media, Inc.
filed 2020-11-12
CIK 1079282

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File No. 000-32201

Rivulet Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0824714
(State of incorporation)	(I.R.S. Employer Identification No.)

1206 East Warner Road, Suite 101-I
Gilbert, Arizona	85296
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (480) 225-4052

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $6,889,264 as of January 31, 2020.1

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of October 31, 2020 was 110,020,171.

Documents incorporated by reference – none.

[1]	Although the price per share of common stock on January 31, 2020 was $2.00, the price per share in the several days before and after that date was $0.02. Using the lower price per share would result in an aggregate market value of $689,000.

RIVULET MEDIA, INC.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Rivulet Media, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

As used in this Form 10-K, unless the context requires otherwise, “we,” “us,” “Rivulet Media,” “Rivulet” or the “Company” means Rivulet Media, Inc. and its subsidiaries.

As used in this Form 10-K, unless the context requires otherwise, “fiscal year”, “FY” or “fiscal” means the Company’s financial year that begins on August 1 and ends on July 31 of the following year (for example: fiscal year 2020 is equivalent to the year ended July 31, 2020).

ITEM 1 – BUSINESS

Company History

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

Upon completion of the transaction, Heather Cassady owned approximately 54% of the voting capital stock of Bio-Matrix.

2020 Change in Control Transaction

On March 26, 2020, Debbie Rasmussen and Klusman Family Holdings (together, the “Buyers”) and David Koos and Heather Cassady (together, the “Sellers”) completed a Stock Purchase Agreement (the “SPA”) whereby Buyers purchased from Sellers 4,364,235 shares of the outstanding common stock of Bio-Matrix. This transaction resulted in a change in control of Bio-Matrix based on the transfer of approximately 55.8% of the outstanding common shares of Bio-Matrix from Sellers to Buyers. The amount of consideration for the purchase of such common shares was $215,000 with the source of the consideration being a loan from an unaffiliated third party.

As a condition of closing of the SPA, each director and officer of Bio-Matrix resigned from their position effective April 6, 2020, and Mike Witherill and Aaron Klusman were appointed as directors of Bio-Matrix to take office effective April 6, 2020. Additionally, effective April 6, 2020, Mr. Klusman was appointed Chairman and Chief Executive Officer of Bio-Matrix and Mr. Witherill was appointed Vice-Chairman and President of Bio-Matrix. At the closing of the transaction, Mike Witherill and Aaron Klusman, directly and indirectly, effectively controlled the equivalent of 77,896,200 shares of common stock of Bio-Matrix, representing approximately 89.6% of the outstanding shares of common stock of Bio-Matrix.

2020 Reverse Merger Transaction

On April 13, 2020, Bio-Matrix acquired 100% of the membership interests of Rivulet Films, L.L.C., which became Rivulet Films, Inc. (“Rivulet Films”), which was organized on February 11, 2020 in the State of Arizona, in exchange for the issuance of 79,155,765 shares of common stock of Bio-Matrix distributed on a pro rata basis to the shareholders of Rivulet Films. Rivulet Films is a development stage company involved in the arts and entertainment business.

On May 26, 2020, Bio-Matrix’s name was changed to Rivulet Media, Inc.

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

On May 26, 2020, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to (1) change the Company’s name to Rivulet Media, Inc.; (2) increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 shares to 200,000,000 shares, par value $0.0001 per share, with the number of shares of preferred stock that the Company is authorized to issue remaining unchanged at 20,000,000 shares, par value $0.0001 per share; and (3) eliminate the class of Non-Voting Preferred Stock, of which 200,000 shares, par value $1.00 per share, had been authorized and none were outstanding.

Additional Subsidiaries

As of May 28, 2020, Rivulet, Maughan Music, Inc., a Delaware corporation and a wholly owned subsidiary of Rivulet (“Maughan Music”), and Maughan Music Group LLC, an Arizona limited liability company, entered into an Agreement and Plan of Merger pursuant to which Maughan Music Group LLC merged with and into Maughan Music and the separate existence of Maughan Music Group LLC ceased. This merger was consummated on June 12, 2020. Upon the terms of the Agreement and Plan of Merger, all equitable interests of Maughan Music Group LLC converted into the right to receive 925,000 shares of common stock of Rivulet, distributed pro rata to the members of Maughan Music Group LLC.

In June 2020, the Company formed Borderline Productions LLC, an Arizona limited liability company (“Borderline”), as a wholly-owned subsidiary of Rivulet Films for a production related to the life of former Arizona sheriff Joe Arpaio. Production commenced as of July 31, 2020.

In June 2020, the Company formed PBP Productions LLC, an Arizona limited liability company (“PBP”), as a wholly-owned subsidiary of Rivulet Films for production activities related to the film “Please Baby Please.” Production activities began during September 2020.

In August 2020, the Company formed Mistress Movie, LLC, an Arizona limited liability company (“Mistress Movie”), as a wholly-owned subsidiary of Rivulet Films for production activities related to a feature film. As of the date of this report on Form 10-K, Mistress Movie had no operations or assets.

In October 2020, the Company formed Into the Black Productions LLC, a wholly owned subsidiary in the State of Arizona (“Into the Black”), as a subsidiary of Rivulet Films. As of the date of this report on Form 10-K, Into the Black had no operations or assets.

The Company has and will continue to form special purpose subsidiaries to produce various films and music.

Business Information and Strategy

The business of the Company is to produce, distribute and market feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales.

The business strategy of Rivulet as it relates to films, television series, mini-series, and television movies is to enter into contracts with well-known actors and actresses, acquire scripts able to attract large audiences that have been overlooked by blockbuster producers, focus on cost control measures, obtain favorable tax credits and financing opportunities, and enter into joint ventures to allocate some of our costs for distribution to large companies either directly or through subsidiary entities. Unlike many smaller producers, Rivulet is not targeting “artsy” niche markets but films that appeal to a wide audience. The Company’s business plan as an independent film producer is to fully leverage all of its guaranteed contracts that it negotiates upfront for a film to be produced. This strategy permits the Company to raise less equity capital and obtain short term bridge loans thereby permitting much larger budgets than historically could be obtained by independent film producers. Management believes this strategy enables the Company to produce films with budgets of up to $50 million. This strategy also permits the Company to forego the risks associated with a speculative movie venture which may or may not repay its funding sources by pre-selling contracts to distributors such as Netflix who are looking for content to reach its viewers. The Company can also determine whether to sell its domestic or international rights to another production company if unanticipated cash needs develop while in production.

We intend to grow and diversify our portfolio of content to capitalize on demand from emerging and traditional platforms throughout the world. We will attempt to maintain a disciplined approach to acquisition, production, and distribution of product by balancing our financial risks against the probability of commercial success for each project. We pursue the same disciplined approach to investments in, and acquisition of, libraries and other assets complementary to our business. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth, and generate significant long-term value for our stockholders.

We are currently filming Please Baby Please in Montana under strict COVID-19 protocols approved by the Screen Actors Guild and we do not anticipate any delays at this time but there is no assurance that delays may not occur. Our project based on former Arizona sheriff Joe Arpaio is currently in post-production editing and is expected to be completed in early 2021, but there is no assurance that delays may not occur.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. Although the Company has commenced nominal revenue-generating operations, it does not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

Background of Management

Mr. Witherill, the Company’s President, CFO, and Vice-Chairman has produced a variety of films over the past 6 years. In that process he has developed significant relations with the three top major film talent agencies: Creative Artists Agency, William Morris Endeavor, and United Talent Agency. We expect to utilize the contacts, along with compelling scripts and subject matter, to attract well-known talent. Talent used, among others, in the movies previously produced by Mr. Witherill include Ed Harris, Amy Madigan, Eva Longoria, Olivia Wilde, Jack Johnson, Anna Kendrick, Thomas Hayden Church, Terrance Howard, Ashanti Douglas and Keanu Reeves.

Mr. Witherill has experience in the motion picture production and music production industries, including co-producing, through a company called MJW Films, LLC (which is not owned by the Company), the popular box office motion picture entitled “John Wick,” which starred Keanu Reeves. Building on this success in producing “John Wick,” the Company believes there is a market for smaller motion picture producers.

On May 27, 2020, the Company, Rivulet Films, and Paris Film, Inc. and Rob Paris (together, “Paris”) entered into an employment agreement pursuant to which Mr. Paris will serve as President of Rivulet Films, a significant subsidiary of the Company. Mr. Paris has extensive experience in the film industry, including working as a literary agent at Creative Artists Agency where he packaged and arranged finance for many iconic projects, including Scream, I Know What You Did Last Summer, Dawson’s Creek, Donnie Darko, One Hour Photo and The Day After Tomorrow. Subsequently, Mr. Paris developed and produced numerous successful film projects, including The Maiden Heist, Gambit, Everly, I Am the Pretty Thing That Lives in the House, and The Last Laugh..

Industry Background

As a film, television, and music production company, we participate in a competitive and ever-changing industry. The following provides an overview of the media industry in which we engage, including discussion of the various markets, production and distribution methods, and some of the challenges that we, along with any other similar media enterprise, must navigate. While much of this information is applicable to the film, television, and music businesses generally, because those are the businesses in which we engage and compete, this information provides a necessary framework for an understanding of the more specific discussions of our business and projects that we undertake.

The Feature Film Industry

The feature film industry encompasses the development, production, and exhibition of feature-length motion pictures and their subsequent distribution in the home video, television, and other ancillary markets. The major studios dominate the industry, some of which have divisions that are promoted as “independent” distributors of motion pictures, including Universal Pictures, Warner Bros., Twentieth Century Fox, Sony Pictures Entertainment, Paramount Pictures, The Walt Disney Company, and Metro-Goldwyn-Mayer Inc. In recent years, however, true “independent” motion picture production and distribution companies have played an important role in the production of motion pictures for the worldwide feature film market.

Independent Feature Film Production and Financing

Generally, independent production companies do not have access to the extensive capital required to make big budget motion pictures, such as the “blockbuster” product produced by the major studios. They also do not have the capital necessary to maintain the substantial overhead that is typical of such studios’ operations. Independent producers target their product at specialized markets and usually produce motion pictures with budgets lower than those of films produced by major studios. Generally, independent producers do not maintain significant infrastructure. They instead hire only creative and other production personnel and retain the other elements required for development, preproduction, principal photography, and post-production activities on a project-by-project basis. Also, independent production companies typically finance their production activities from bank loans, pre-sales, equity offerings, co-productions, and joint ventures rather than out of operating cash flow. They generally complete financing of an independent motion picture prior to commencement of principal photography to minimize risk of loss.

Independent Feature Film Distribution

Motion picture distribution encompasses the exploitation of motion pictures in theatres and in markets, such as the home video, pay-per-view, pay television, free television and ancillary markets, such as hotels, airlines and streaming films on the Internet. Independent producers do not typically have distribution capabilities and rely instead on pre-sales to North American and international distributors. Generally, the local distributor will acquire distribution rights for a motion picture in one or more of the aforementioned distribution channels from an independent producer. The local distributor will agree to advance the producer a non-refundable minimum guarantee. The local distributor will then generally receive a distribution fee of between 20% and 35% of receipts, while the producer will receive a portion of gross receipts in excess of the distribution fees, distribution expenses, and monies retained by exhibitors. The local distributor and theatrical exhibitor generally will enter into an arrangement providing for the exhibitor’s payment to the distributor of a percentage (generally 40% to 50%) of the box-office receipts for the exhibition period, depending upon the success of the motion picture.

The Television Industry

The North American television industry serves the largest broadcast market in the world, with a population of more than 300 million people and more than 120 million homes. Historically, the North American market has been the source of the major portion of the revenues earned by television producers. However, the broadcasting and cable television markets outside North America have grown in recent years through the privatization of broadcasting systems, the proliferation of broadcast licenses, and the introduction of sophisticated delivery technology, such as cable and satellite transmission systems. This growth has led to a higher proportion of revenues from international markets. Generally, a production company will license the right to broadcast a program to a combination of United States, Canadian, and international broadcasters, including free television and cable networks or individual television stations in the first run syndication market. After the initial network, cable licensing, or first run syndication period, the production company will make the program available for further commercial exploitation on cable and/or in syndication.

The Music Industry

Recorded music is one of the primary mediums of entertainment for consumers worldwide. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of the third calendar quarter of 2016 (i.e., the week ending September 29, 2016), according to SoundScan, 56% of all calendar year-to-date U.S. album unit sales, excluding streaming sales, were from recordings more than 18 months old, with 48% from recordings more than three years old.

Music Publishing

The Company also intends to produce and distribute musical artists and film soundtracks. Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers, or other rightsholders. Music publishing revenues are derived from five main royalty sources: Mechanical, Performance, Synchronization, Digital, and Other.

In the U.S., mechanical royalties are collected by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with performance-rights organization SESAC, while outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate). There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. The current U.S. statutory mechanical rates will remain in effect until the next schedule of mechanical licensing rates is determined.

Throughout the world, performance royalties are typically collected on behalf of publishers and songwriters by performance rights organizations and collection societies. Key performing rights organizations and collection societies include The American Society of Composers, Authors and Publishers (ASCAP), SESAC and Broadcast Music, Inc. (BMI) in the U.S.; Mechanical-Copyright Protection Society and The Performing Right Society (“MCPS/PRS”) in the U.K.; The German Copyright Society in Germany (“GEMA”); and the Japanese Society for Rights of Authors, Composers and Publishers in Japan (“JASRAC”). The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in streaming and downloads.

Production and Distribution Methods

Theatrical Production

Theatrical production consists of “greenlighting” (proceeding with production) and financing motion pictures, as well as the development of screenplays, filming activities, and the post-filming editing/post-production process. We plan to take a disciplined approach to theatrical production with the goal of producing content that can be distributed through various domestic and international platforms. We may attempt to mitigate the financial risk associated with production by negotiating co-financing development and co-production agreements (which provide for joint efforts and cost-sharing between us and one or more third-party companies) and preselling international distribution rights on a selective basis, including through international output agreements (which refers to licensing the rights to distribute a film in one or more media generally for a limited term, in one or more specific territories prior to completion of the film). We also may attempt to minimize production exposure by structuring agreements with talent that provide for them to participate in the financial success of the motion picture in exchange for reducing guaranteed amounts to be paid, regardless of the film’s success (referred to as “up-front payments”). In addition, many states and foreign countries have implemented incentive programs designed to attract film production as a means of economic development. Government incentives typically take the form of sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies, or cash rebates, which are generally calculated based on the amount of money spent in the particular jurisdiction in connection with the production. Each jurisdiction determines the regulations that must be complied with, as well as the conditions that must be satisfied, in order for a production to qualify for the incentive. We intend to use such incentives and/or programs and other structures to further reduce our financial risk in theatrical production.

We may also acquire the rights to films for theatrical release, instead of producing the films ourselves. Our approach to acquiring films for theatrical release will be similar to our approach to film production. We will generally seek to limit our financial exposure in acquiring films while adding films of quality and commercial viability to our release schedule and library.

Theatrical Distribution

In general, the economic life of a motion picture consists of its exploitation in theaters, on packaged media, and on various digital and television platforms in territories around the world. Theatrical distribution refers to the marketing and commercial or retail exploitation of motion pictures. Although historically our model has been to distribute motion pictures directly to U.S. movie theaters, with the COVID-19 pandemic shutting down theaters we are now focused on distribution to streaming services such as Netflix, among others. Generally, distributors and exhibitors (theater owners) will enter into agreements whereby the exhibitor retains a portion of the “gross box office receipts,” which are the admissions paid at the box office. The balance is remitted to the distributor. Successful motion pictures may continue to play in theaters for more than three months following their initial release. We may also sell or license rights in all media on a territory by territory basis for release in foreign markets. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which may be exclusive against other non-theatrical distribution channels. In most territories, international theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle would begin a few months after the start of the domestic distribution cycle. However, due, in part, to international box office growth, as well as film piracy in international markets, a much higher percentage of films are being released simultaneously in the U.S. and international markets, or even earlier in certain international markets.

Producing, marketing, and distributing a motion picture can involve significant risks and costs, and can cause our financial results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we may incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the film will ever be released.

The Company’s business will normally be subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market, but the COVID-19 pandemic has changed the historical model and caused an indefinite delay in many release dates. Also, revenues in the Company’s consumer products business will be influenced by both seasonal consumer purchasing behavior and the timing of theatrical releases and generally peak in the fiscal quarter of a film’s theatrical release.

Packaged Media

Packaged media distribution involves the marketing, promotion, and sale and/or lease of DVDs and Blu-ray discs to wholesalers and retailers who then sell or rent the DVDs and Blu-ray discs to consumers for private viewing. For new theatrical titles, home entertainment distribution has traditionally occurred within three to four months of initial theatrical release. However, due in part to new methods of distribution and the rise of new digital platforms and networks, select titles are now being released on video-on-demand (“VOD”) and other digital formats on the same day as the title is theatrically released (a so called “day & date” release strategy). These titles typically release on a modest number of screens for the purpose of positioning VOD and other ancillary platforms. We may also experiment with various other windowing strategies, where, for instance, a title may be released theatrically on several hundred screens, followed by an electronic-sell-through, and premium priced interactive VOD window, followed by release on packaged media, regular priced cable VOD, and later, subscription video-on-demand (“SVOD”). These release strategies are not applicable to every film, and may change based on release patterns, new technologies and product flow.

We intend to distribute or sell content directly to retailers such as Wal-Mart, Best Buy, Target, Costco, and others who buy large volumes of our DVDs and Blu-ray discs to sell directly to consumers. We also intend to directly distribute content to the rental market through Netflix, Amazon, Redbox, and similar providers.

Digital Media

Digital media distribution involves delivering content (including certain titles not available on packaged media) by electronic means directly to consumers through in-home devices (such as set-top boxes from cable, satellite and telco companies, connected or “smart” devices, game consoles, and HDMI dongles) and mobile devices (such as smart phones, tablets, and personal computers). The key distribution methods today, of which we intend to be an active participant, include transactional distribution (such as pay-per-view, electronic-sell-through, transaction video-on-demand, non-transactional distribution (such as SVOD), advertiser-supported VOD, and free VOD) and distribution through various linear pay, basic cable and free television platforms.

Television Production

We intend to enter the television business through the development, production, syndication and distribution of television programming. We intend to generate revenue from the licensing and distribution of such programming to broadcast television networks, pay and basic cable networks, digital platforms and syndicators of first-run programming, which license programs on a station-by-station basis, and pay in cash or via barter (i.e., trade of programming for airtime).

Each of these platforms may acquire a mix of original and library programming. After initial exhibition, we intend to distribute programming to subsequent buyers, both domestically and internationally, including basic cable network, premium subscription services, or digital platforms (known as “off-network syndicated programming”).

Off-network syndicated programming can be sold in successive cycles of sales which may occur on an exclusive or non-exclusive basis. In addition, television programming is sold on home video (packaged media and via digital delivery) and across all other applicable ancillary revenue streams including music publishing, touring and integration. As with film production, we intend to use tax credits, subsidies, and other incentive programs for television production in order to maximize our returns and ensure fiscally responsible production models.

Music Distribution

In 2015, mass-market retailers accounted for 15% of total industry unit sales calculated on a total album plus digital track equivalent (ten tracks per album) unit basis in the U.S., according to SoundScan data. Online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. unit sales and combined they accounted for 71% of total industry unit sales in calendar year 2015. However, in more recent years, there has been a major shift in distribution of recorded music from physical media to online and streaming distribution, such as through Spotify, which has approximately 144 million subscribers. Streaming revenue rose to $11.4 billion last year from $9.2 billion in 2018, according to the International Federation of the Phonographic Industry, accounting for more than half of global recorded-music revenue for the first time, and recorded-music revenue topped $20 billion in 2019 for the first time since 2004.

Competitive Business Conditions and Competitive Position in the Industry

Television and motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks, and pay television systems for the acquisition of literary and film properties, the services of performing artists, directors, producers, and other creative and technical personnel and production financing. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. As a result, the success of any of our motion pictures is dependent not only on the quality and acceptance of a particular picture, but also on the quality and acceptance of other competing motion pictures released into the marketplace at or near the same time.

Given such competition, we will attempt to operate with a different business model than many others. We will emphasize a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies. Our cost structures will be designed to utilize our flexibility and agility as well as the entrepreneurial spirit of our employees, partners, and affiliates, in order to provide creative entertainment content to serve diverse audiences worldwide.

The success of our businesses depends on our ability to license and produce content for our programming networks that is adequate in quantity and quality and will generate satisfactory viewer ratings. In each of these cases, some of our competitors are large publicly held companies that have greater financial resources than we do. In addition, we compete with these entities for advertising revenue. It is difficult to predict the future effect of technology on many of the factors affecting our competitive position.

Intellectual Property

We intend to create, own, and distribute intellectual property worldwide. Our practice will entail protecting our motion pictures, programs, content, brands, characters, games, publications, and other original and acquired works, and ancillary goods and services. We are fundamentally a content company, and the protection of our brands and entertainment content, and the laws affecting our intellectual property, are of paramount importance to us. We may license our film, television, and music intellectual property for various other ancillary products, such as video games, theatrical stage productions, and clothing.

We do not currently have any registered intellectual property. We believe that ownership of such copyrights, domain names, and similar intellectual property is an important factor in our business and that our success does depends, in part, on such ownership.

In the United States, under current law, the copyright term for authored works is the life of the author plus 70 years. For works-made-for-hire, the copyright term is the shorter of 95 years from first publication or 120 years from creation.

We intend to achieve worldwide distribution of our film projects, including distribution in Europe, South America, and Asia, by entering into licensing and distribution arrangements with reputable movie distributors. Piracy, including in the digital environment, is extensive in many parts of the world, including South America, Asia, and certain Eastern European countries, and is made easier by technological advances and the conversion of content into digital formats. This trend facilitates the creation, transmission, and sharing of high quality unauthorized copies of content on packaged media and through digital formats. The proliferation of unauthorized copies of these products will likely have an adverse effect on our business, because these products reduce the revenue we receive from our products. To protect our intellectual property assets, we will rely on a combination of copyright, unfair competition, and other laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case.

Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Therefore, the Company will engage in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure the effective enforcement of intellectual property laws and remedies for infringement. We cannot provide assurance that we will prevail in any intellectual property disputes.

Effect of Existing or Probable Governmental Regulations

Our business is subject to and affected by laws and regulations of U.S. federal, state, and local governmental authorities. These laws and regulations are constantly subject to change. The Company does not, however, engage in any activities that cause it to be subject it to any specific laws or regulations other than those that are generally applicable to all businesses.

Internet and Other Media Operator Regulations

The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, recent changes to European law may cause some individual member states to attempt to impose levies and other financial obligations on media operators located outside their jurisdiction. We anticipate that several jurisdictions may, over time, attempt to impose additional financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Number of Total and Full Time Employees

As of the date of this report on Form 10-K, the Company employed seven people. We will also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good. None of our full-time employees are members of unions.

Many film and television productions employ members of a number of unions, including the International Alliance of Theatrical and Stage Employees and Teamsters. If we were to employ union members, a strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues.

Further Information

Our website is www.rivuletmedia.com. The Company has filed this Annual Report with the U.S. Securities and Exchange Commission (“SEC”). We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, will file periodic reports, including quarterly and annual reports and other information with the SEC. Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy, and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

ITEM 1A – RISK FACTORS

You should carefully consider the following factors regarding information included in this Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

The Company is subject to various risks that may materially harm its business, financial condition, and results of operations. The risks and uncertainties described below, while inclusive of all risks we believe to be material at this time, may not be the only ones. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. Except for historical information, the information contained in these risk factors and in our SEC reports are “forward looking” statements about our expected future business and performance. Our actual operating results and financial performance may prove to be very different from what we might have predicted as of the date of this registration statement.

General risks related to our business

We will need to raise significant additional capital. The Company will need substantial capital to make and produce motion pictures currently in development or production. The Company has not established any external sources of liquidity with financial institutions or other unrelated third parties. The Company does not anticipate that it will in the future establish any external sources of financing. As the Company has no sources of financing other than periodic offerings of its securities to various high net worth individuals, the Company may not have enough funds to continue its operations, and in that event would need to raise additional capital from other sources sooner than expected.

We also need to raise substantial additional cash to operate our subsidiaries which produce the films as each film has its own capital source. Although our subsidiary Rivulet Films has established a line of credit in the amount of up to $1,000,000 primarily to fund film production, we have already used $800,000 of this facility and may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing stockholders will have their ownership interests diluted. Our failure to generate adequate funds from operations or from various capital providers would hamper our production schedule and harm our business.

Our Independent Auditor has Expressed Substantial Doubt us Continuing as a Going Concern. Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the period from February 11, 2020 (inception) through July 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability, and there is no assurance this will occur.

The development and expansion of the Company’s business is dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

Current management has not yet retained the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls, as well as with the technical competence and accounting experience to address accounting and reporting issues under US GAAP and SEC reporting standards. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As of the date of this Form 10-K, management has not yet retained the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. We cannot give any assurance as to when, if ever, we will obtain proper internal controls.

The Company is largely controlled by two stockholders, and thus other stockholders have limited oversight of the Board of Directors; officer salaries are significant. Two stockholders, Klusman Family Holdings and Debbie Rasmussen (wife of Mike Witherill), hold a majority or near-majority of the shares of common stock of the Company. As a result, other stockholders will largely be unable to exercise any direct management or control functions with respect to the Company’s operations. The Board of Directors is elected by the stockholders, and has discretion over a wide variety of decisions. Since a majority or near-majority of shares are held by two stockholders, other stockholders may have little if any ability to influence the election of directors. As officer salaries are determined entirely by the Board of Directors, there is no assurance they will reflect market rates of similarly situated companies. Aaron Klusman, our CEO, and Mike Witherill, our President, have salaries of $360,000 per year, so a significant portion of capital raises will be used to pay their salaries, although $90,000 of salary payable to Mr. Klusman has been deferred to date.

We rely heavily on our management to become profitable. The Company is subject to all the substantial risks inherent in the commencement of a new business enterprise. We anticipate that our expenses will increase in the foreseeable future. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. There can be no assurance that we will be profitable in the future.

Although our President and the President of Rivulet Films each have substantial business experience in the motion picture industry, our CEO has no experience in the motion picture industry and thus there can be no assurance that he will be successful in managing the Company and implementing our business plan. Our President and CFO was an officer of two prior film production companies which filed for bankruptcy as those companies were not able to pay their debt obligations when they were due. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup of new businesses and the environment in which the Company operates.

As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we plan to compete, we cannot accurately predict the Company’s future revenue, capital requirements, and operating expenses. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Our operating expenses may increase significantly. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

If we acquire, combine with or invest in other businesses, we will face certain risks inherent in such transactions. We have in the past considered and will continue, from time to time, to consider, opportunistic strategic transactions, which could involve acquisitions, combinations or dispositions of businesses or assets, or strategic alliances or joint ventures with companies engaged in businesses that are similar or complementary to ours. Any such strategic combination could be material, be difficult to implement, disrupt our business or change our business profile significantly. Any future strategic transaction could involve numerous risks, including:

●	potential disruption of our ongoing business and distraction of management;

●	potential loss of actors, actresses, or other person from our productions;

●	difficulty integrating the acquired businesses or segregating assets to be disposed of;

●	exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition, and/or against any businesses we may acquire;

●	reputational or other damages to our business as a result of a failure to consummate such a transaction; and

●	changing our business profile in ways that could have unintended consequences.

If we enter into significant strategic transactions in the future, related accounting charges may affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of our outstanding indebtedness or a portion thereof. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic transactions. We cannot be sure that if we make any future acquisitions, investments, strategic alliances, or joint ventures or enter into any business combination that they will be completed in a timely manner, or at all, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial, and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.

The recent novel coronavirus (COVID-19) outbreak and civil unrest could materially adversely affect our financial condition and results of operations. The novel strain of the coronavirus identified in China in late 2019 has spread throughout the world and resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, all of which may have a material adverse effect on our business. For example, as long as the pandemic continues, we may be limited in the production of any films or television programs. The spread of COVID-19 may also cause us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and our business. We are currently filming in Montana due to our ability to obtain COVID-19 pandemic insurance coupled with strict quarantines of our cast. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Recent civil unrest has also caused turmoil further impacting economic and social conditions already impacted by the COVID-19 shutdowns. The degree to which COVID-19 and the civil unrest will impact our results will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the impact and duration of the civil unrest, and how quickly and to what extent normal economic and operating conditions can resume, all of which could severely affect the motion picture industry and audience behavior or our ability to produce our film and television productions.

COVID-19 has also significantly disrupted global financial markets and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic and the civil unrest is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, the effects could have a material impact on our operations, and we will continue to monitor the COVID-19 and civil unrest situation closely.

Motion Picture and Television Industry Risks

Our business requires a substantial investment of capital. The production, acquisition, and distribution of motion pictures and television programs requires a significant amount of capital. A significant amount of time may elapse between the Company’s expenditure of funds and the receipt of revenues from its motion pictures or television programs. This time lapse may require the Company to fund a significant portion of its capital requirements from its financing sources. Although the Company intends to reduce the risks of its production exposure through financial contributions from distributors, tax credit programs, government and industry programs, other studios and co-financiers and other sources, the Company cannot be sure that it will be able to successfully implement these arrangements or that it will not be subject to substantial financial risks relating to the production, acquisition, completion, and release of future motion pictures and television programs. In addition, if the Company increases (through internal growth or acquisition) its production slate or its production budgets, the Company may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, and prospects.

The costs of producing and marketing feature films is high and may increase in the future, and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are abandoned or significantly delayed. Films are expensive to produce. The production, completion, and distribution of feature films is subject to a number of uncertainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters, or other events beyond the Company’s control. Because of these uncertainties, the projected costs of a feature film at the time it is set for production may increase, the date of completion may be substantially delayed or the film may be abandoned due to the exigencies of production. In extreme cases, a film in production may be abandoned or significantly modified (including as a result of creative changes) after substantial amounts have been spent, causing the write-off of expenses incurred with respect to the film and failure to pay notes with very high interest rates. A default on these notes may subject us to ongoing claims or litigation against not only the Company but also extend the notes to any personal guarantees executed by management.

The costs of producing and marketing feature films generally increase from year to year, which may make it more difficult for the Company’s films to generate a profit or compete against other films. Revenues may not be sufficient to offset an increase in the cost of motion picture production and marketing, which could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, and prospects.

Budget overruns may adversely affect the Company’s business. While the Company’s business model requires that it be efficient in the production of its motion pictures, actual motion picture production costs may exceed their budgets. The production, completion, and distribution of motion pictures can be subject to a number of uncertainties, including delays and increased expenditures due to disruptions or events beyond the Company’s control. As a result, if a motion picture incurs substantial budget overruns, the Company may have to seek additional financing from outside sources to complete production or fund the overrun itself. The Company cannot make assurances regarding the availability of such financing or on terms acceptable to the Company, nor can the Company be sure that it will recoup these costs. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable date, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, and prospects.

Limitations on control of joint ventures may adversely impact Company operations. The Company may hold interests in certain businesses as a joint venture or in partnership with non-affiliated third parties. As a result of such arrangements, the Company may be unable to control the operations, strategies and financial decisions of such joint venture or partnership entities which could, in turn, result in limitations on the Company’s ability to implement strategies that the Company may favor and may limit the Company’s ability to transfer its interests. Consequently, any losses experienced by these entities could adversely impact the Company’s results of operations and the value of the Company’s investment.

The Company’s success depends on external factors in the motion picture industry.

The Company’s success depends on the commercial success of motion pictures, which is unpredictable. Generally, the popularity of the Company’s motion pictures depends on many factors, including the critical acclaim they receive, the format of their initial release (for example, theatrical or direct-to-video), their actors and other key talent, their genre and their specific subject matter, audience reaction, the quality and acceptance of motion pictures that its competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which the Company does not control and all of which may change. The Company cannot predict the future effects of these factors with certainty. In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results ratings may negatively affect future revenue streams. The Company’s success will depend on the experience and judgment of the Company’s management to select and develop new investment and production opportunities. The Company cannot make assurances that the Company’s motion pictures will obtain favorable reviews or ratings or that the Company’s motion pictures will perform well at the box office or in ancillary markets. The failure to achieve any of the foregoing could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity, and prospects.

A variety of uncontrollable events may reduce demand for the Company’s entertainment products or otherwise adversely affect the Company’s business. Demand for Company products is highly dependent on the general environment for entertainment and other leisure activities. The environment for these activities can be significantly adversely affected in the U.S. or worldwide as a result of a variety of factors beyond the Company’s control, including pandemics or epidemics, terrorist activities, military actions, adverse weather conditions, natural disasters, or other health concerns. Such events could have a material adverse effect on the Company’s business and results of operations. Similarly, an outbreak of a particular infectious disease such as COVID-19 could negatively affect the public’s willingness to see the Company’s films in theaters. Finally, the ongoing effects of global climate change could adversely affect the Company’s business. Various proposals have been discussed at the federal and state level to limit the carbon emissions of business enterprises, which if enacted could result in an increase in the Company’s costs of operations. The effects of climate change could also have unpredictable effects on consumer motion picture attendance patterns.

Changes in the United States, global or regional economic conditions could adversely affect the Company’s results of operations and financial condition. The global economy experienced a significant contraction in the past. Any future decrease in economic activity in the U.S. or in other regions of the world in which the Company does business could significantly and adversely affect its results of operations and financial condition in a number of ways. Any decline in economic conditions may reduce the performance of the Company’s theatrical releases, thereby reducing the Company’s revenues and earnings. Further, bankruptcies or similar events by theater chains, other participants in the Company’s distribution chain or other sources of revenue may cause the Company to incur bad debt expense at levels higher than historically experienced or otherwise cause the Company’s revenues to decrease. In periods of generally increasing prices, or of increased price levels in a particular sector such as the energy sector, the Company may experience a shift in consumer demand away from the entertainment products the Company offers, which could also adversely affect the Company’s revenues and, at the same time, increase the Company’s costs.

Licensed distributors’ failure to promote the Company’s programs may adversely affect the Company’s business. The Company generally does not control the timing and manner in which the Company’s licensed distributors distribute the Company’s motion pictures; their decisions regarding the timing of release and promotional support are important in determining success. Any decision by those distributors not to distribute or promote one of the Company’s motion pictures or to promote the Company’s competitors’ motion pictures to a greater extent than they promote ours could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.

The Company could be adversely affected by strikes or other union job actions. The Company is directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt the Company’s production activities, or could cause a delay or interruption in our release of new motion pictures, which could have a material adverse effect on our business, financial condition, operating results, liquidity, and prospects.

The Company’s success is primarily dependent on audience acceptance of its films, which is extremely difficult to predict and, therefore, inherently risky. The Company cannot predict the economic success of any of the Company’s motion pictures because the revenue derived from the distribution of a motion picture (which does not necessarily directly correlate with the production or distribution costs incurred) depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a motion picture also depends upon the public’s acceptance of competing films, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions, and other tangible and intangible factors, all of which can change and cannot be predicted with certainty.

The economic success of a motion picture is largely determined by the Company’s ability to produce content and develop stories that appeal to a broad audience and by the effective marketing of the motion picture. The theatrical performance of a film is a key factor in predicting revenue from post-theatrical markets. If the Company is unable to accurately judge audience acceptance of the Company’s film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, the Company cannot be sure that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case the Company would not receive any revenues for such film from its distributors.

The Company’s business is currently substantially dependent upon the success of a limited number of film releases each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on the Company’s financial results and cash flows. The Company generally expects to release one or two feature films per year. The unexpected delay in release or commercial failure of just one of these films could have a significant adverse impact on the Company’s results of operations and cash flows in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If the Company’s films fail to achieve domestic box office success, their international box office and home entertainment success and the Company’s business, results of operations and financial condition could be adversely affected. Further, the Company can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In fact, over the last several years domestic theatrical results and foreign theatrical results have become less directly correlated than in the past.

The Company faces substantial competition in all aspects of its business. Motion picture and television production and distribution are highly competitive businesses. The Company faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation, video games, the internet and other cultural and computer-related activities. The Company competes with the major studios, numerous independent motion picture production companies, television networks, pay television systems and digital media platforms for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of the Company’s entertainment businesses. In addition, the Company’s motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies.

As a result, the success of any of the Company’s motion pictures is dependent not only on the quality and acceptance of a particular film, but also on the quality and acceptance of other competing motion pictures released into the marketplace at or near the same time. Given such competition, the Company operates with a different business model than many others. The Company typically emphasizes a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies. The Company’s cost structures are designed to utilize the Company’s flexibility and agility as well as the entrepreneurial spirit of the Company’s employees, partners and affiliates, in order to provide creative entertainment content to serve diverse audiences worldwide.

The Company is smaller and less diversified than many of its competitors. Unlike the Company, an independent distributor and producer, most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that the Company might also be interested in acquiring.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by the Company’s competitors, particularly the major studios, may create an oversupply of product in the market, reduce the Company’s share of box office receipts and make it more difficult for the Company’s films to succeed commercially. The limited supply of motion picture screens compounds this product oversupply problem. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. As a result of changes in the theatrical exhibition industry, including reorganizations and consolidations, and major studio releases occupying more screens, the number of screens available to the Company when the Company wants to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home entertainment and pay and free television, of the Company’s motion pictures may also decrease. Although the Company seeks to release its films during peak release times, the Company cannot guarantee that it will be able to release all of its films during those times and, therefore, may miss potentially higher gross box-office receipts. In addition, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. If the Company’s competitors were to increase the number of films available for distribution and the number of exhibition screens remained unchanged, it could be more difficult for the Company to release its films during optimal release periods. Moreover, the Company cannot guarantee that the Company can release all of its films when they are otherwise scheduled due to production or other delays, or a change in the schedule of a major studio. Any such change could adversely impact a film’s financial performance. In addition, if the Company cannot change the Company’s schedule after such a change by a major studio because the Company is too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of the Company’s films.

Other risks in the motion picture industry

The Company must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive. The entertainment industry in general continues to undergo significant developments as advances in technologies and new methods of product delivery and storage, or certain changes in consumer behavior driven by these developments, emerge. Consumers are spending an increasing amount of time on the internet and on mobile devices, and are increasingly viewing content on a time-delayed or on-demand basis from the internet, on their televisions and on handheld or portable devices. If the Company cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.

Global economic turmoil and regional economic conditions in the U.S. could adversely affect the Company’s business. Global economic turmoil may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. Currently, due to the onset of COVID-19, we understand that the world economy is experiencing a severe recession. The decrease in economic activity in the U.S. and in other regions of the world in which the Company does business could adversely affect demand for the Company’s films, thus reducing the Company’s revenues and earnings. A continued decline in economic conditions could reduce performance of the Company’s theatrical releases. In addition, an increase in price levels generally, could result in a shift in consumer demand away from the entertainment the Company offers, which could also adversely affect the Company’s revenues and, at the same time, increase the Company’s costs. Moreover, financial institution failures may cause the Company to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. The Company cannot predict the timing or the duration of any downturn in the economy and the Company is not immune to the effects of general worldwide economic conditions.

The Company’s operating results can fluctuate significantly. The Company expects significant fluctuations in the Company’s future quarterly and annual operating results because of a variety of factors, including the following:

●	the potential varying levels of success of the Company’s feature films;

●	the timing of the domestic and international theatrical releases and home entertainment release of the Company’s feature films;

●	the Company’s distribution arrangements with the Company’s distributors permit the Company’s distributors to collect distribution fees and to recoup distribution costs, including print and advertising costs, and cause the Company to recognize significantly less revenue and expenses from a film in the period of a film’s initial theatrical release than the Company otherwise would absent these agreements; and

●	the timing of development expenses and varying levels of success of the Company’s new business ventures.

The Company may incur significant write-offs if its feature films and other projects do not perform well enough to recoup production, marketing and distribution costs. The Company is required to amortize capitalized production costs over the expected revenue streams as the Company recognizes revenue from the associated films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue the Company expected to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if the Company lowers its previous forecast with respect to total anticipated revenue from any individual feature film or other project, the Company may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if the Company has previously recorded impairment charges for such film or other project. Such accelerated amortization or impairment charges would adversely impact the Company’s business, operating results and financial condition.

Business interruptions could adversely affect the Company’s operations. The Company’s operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond the Company’s control. A long-term power outage could disrupt the Company’s operations. Prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices would increase the Company’s operating costs, which could in turn adversely affect the Company’s profitability. There can be no assurance that insurance procured by the Company for completion of its motion pictures will be sufficient to compensate the Company for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by the Company could have a material adverse effect on the Company’s business and results of operations.

The Company faces risks from doing business internationally. The Company intends to contract with distributors that distribute motion picture and television productions outside the U.S. through various output agreement and third party licensees, and derives revenues from these sources. At the present time, no such distribution agreements are in place. However, when international distribution contracts are entered into, the Company’s business will be subject to certain risks inherent in international business, many of which are beyond the Company’s control. These risks include:

●	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

●	changes in local regulatory requirements, including restrictions on content; differing cultural tastes and attitudes;

●	differing degrees of protection for intellectual property;

●	financial instability and increased market concentration of buyers in foreign television markets;

●	the instability of foreign economies and governments;

●	fluctuating foreign exchange rates;

●	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

●	war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect the Company’s revenues from non-U.S. sources, which could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.

The seasonality of the Company’s businesses could exacerbate negative impacts on its operations. The Company’s business will normally be subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market. Also, revenues in the Company’s consumer products business will be influenced by both seasonal consumer purchasing behavior and the timing of theatrical releases and generally peak in the fiscal quarter of a film’s theatrical release. Accordingly, if a short-term negative impact on the Company’s business occurs during a time of high seasonal demand (such as natural disaster or a terrorist attack during the time of one of the Company’s theatrical or home entertainment releases), the effect could have a disproportionate effect on the Company’s results for the year.

The Company’s success depends on its CEO, CFO, and certain key employees. The Company success will depend to a significant extent on the connections, reputation, expertise and performance of primarily its CEO, its President, its President of Rivulet Films, Inc., and its production and creative personnel. The Company does not currently have any “key person” life insurance policies on its CEO, President, or any of its employees. Competition for the limited number of business, production and creative personnel necessary to create and distribute the Company’s entertainment content is intense and may grow in the future. The Company’s inability to retain or successfully replace, where necessary, its CEO, President, and other key employees could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects. Also, the CEO and President of Rivulet Films, In. and other officers are not required to devote their full time to the Company and may have conflicting time commitments to other entities in the same industry.

To be successful, the Company needs to attract and retain qualified personnel. The Company’s success continues to depend to a significant extent on its ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to produce and distribute Company motion pictures continues to increase. The Company cannot be sure that it will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If the Company was unable to hire, assimilate and retain qualified personnel in the future, such inability would have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.

Intellectual property risks and risks of litigation and other liability

Protecting and defending against intellectual property claims may have a material adverse effect on the Company’s business. Our future ability to compete will depend, in part, upon successful protection of the Company’s intellectual property. The Company will attempt to protect proprietary and intellectual property rights to the Company’s productions through available copyright laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright laws afford only limited practical protection in certain countries where the Company’s motion pictures are distributed. As a result, it may be possible for unauthorized third parties to copy and distribute the Company’s productions or certain portions or applications of the Company’s intended productions, which could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.

Litigation may also be necessary to enforce the Company’s intellectual property rights or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, infringement or invalidity claims could result in substantial costs and the diversion of resources and could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects. The Company cannot be sure that infringement or invalidity claims will not materially adversely affect the Company’s business, financial condition, operating results, liquidity and prospects.

Copyright protection is a serious problem in the home entertainment distribution industry because of the ease with which DVDs and Blu-ray discs may be duplicated. Video piracy continues to be prevalent across the entertainment industry. The Company may take legal actions to enforce copyright protection when necessary.

The Company’s more successful and popular film products may experience higher levels of infringing activity, particularly around key release dates. Alleged infringers may claim that their products are permitted under fair use or similar doctrines, that they are entitled to compensatory or punitive damages because the Company’s efforts to protect its intellectual property rights are illegal or improper, and that the Company’s significant intellectual property are invalid. Such claims, even if meritless, may result in adverse publicity or costly litigation. The Company intends to vigorously defend the Company’s copyrights from infringing products and activity, which can result in litigation. The Company may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that a favorable final outcome will be obtained in all cases. Regardless of the validity or the success of the assertion of any such claims, The Company could incur significant costs and diversion of resources in enforcing the Company’s intellectual property rights or in defending against such claims, which could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.

Others may assert intellectual property infringement claims against the Company. One of the risks of the motion picture business is the possibility that others may claim that the Company’s productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, series, stories, characters, other entertainment or intellectual property. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.

The Company’s business involves risks of liability claims for media content, which could adversely affect its business, results of operations and financial condition. As a distributor of media content, the Company may face potential liability for:

●	defamation;

●	invasion of privacy;

●	negligence;

●	copyright infringement (as discussed above); and

●	other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects.

Piracy of motion pictures may reduce the gross receipts from the exploitation of the Company’s films. Motion picture piracy is extensive in many parts of the world, including South America, Asia, and certain Eastern European countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release on DVDs, Blu-ray discs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products will likely have an adverse effect on the Company’s business, because these products reduce the revenue the Company receives from the Company’s productions. Additionally, in order to contain this problem, the Company may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. The Company cannot be sure that even the highest levels of security and anti-piracy measures will prevent piracy.

In particular, unauthorized copying and piracy are prevalent in countries outside of the U.S., Canada and Western Europe, whose legal systems may make it difficult for the Company to enforce intellectual property rights. While the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures, there can be no assurance that any such sanctions will be enacted or, if enacted, will be effective. In addition, if enacted, such sanctions could impact the amount of revenue that the Company realizes from the international exploitation of motion pictures. If no embargoes or sanctions are enacted, or if other measures are not taken, the Company may lose revenue as a result of motion picture piracy.

The increased consumer acceptance of entertainment content delivered electronically and consumer acquisition of the hardware and software for facilitating electronic delivery may also lead to greater public acceptance of unauthorized content. The Company’s distributors will be substantially responsible for enforcing the Company’s intellectual property rights with respect to all of the Company’s films subject to the Company’s distribution agreements and are required to maintain security and anti-piracy measures consistent with the highest levels each maintains for its own motion pictures in each territory in the world. Other than the remedies the Company has in such agreements, the Company has no way of requiring its distributors to take any anti-piracy actions, and the Company’s distributors’ failure to take such actions may result in the Company having to undertake such measures itself, which could result in significant expenses and losses of indeterminate amounts of revenue. Even if applied, there can be no assurance that the highest levels of security and anti-piracy measures will prevent piracy.

Music Industry Risks

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations. The recorded music industry has experienced negative growth rates on a global basis since 1999 and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may have all contributed to the decline in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has long ended. While CD sales still generate a significant portion of the recorded music revenues globally, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading and streaming of digital music and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are partially offsetting declines in physical sales and represent a growing area of the business. However, the industry continues to be negatively impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. While it is believed within the recorded music industry that growth in digital revenues will reestablish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is also likely to have a negative impact on the music publishing business. Digital downloads remain a key revenue stream for the recorded music industry, and there has been ample growth in the streaming category, resulting in the latter’s increasing contribution to overall industry digital revenues.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space. There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs or profit margins associated with new digital business, including the impact of ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws. In addition, we will be dependent on a small number of leading digital music services, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by a small number of leading mass-market retailers such as Wal-Mart and Target and digital music services such as Apple’s iTunes and Google Play will continue to grow, which could further increase their negotiating leverage and put pressure on profit margins.

Our prospects and financial results may be adversely affected if we fail to identify, sign, and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate. We are dependent on identifying, signing, and retaining recording artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our ability to attract and develop artists whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign, and retain such artists under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the worldwide economic and retail environment.

We may have difficulty addressing the threats to our business associated with home copying and digital downloading. The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of recordings in the form of, for example, “burned” CDs and MP3 files. A significant number of Internet users globally access unauthorized digital sites/services on desktop-based devices on a regular basis. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to risks from behaviors such as “sideloading” and mobile app-based downloading of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue will come from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal filesharing has a substantial negative impact on music sales.

Organized industrial piracy may lead to decreased sales. The global organized commercial pirate trade is a significant threat to content industries, including the music sector. A 2011 study by Frontier Economics cited by IFPI, estimates that digitally pirated music, motion pictures and software is valued at $30 billion to $75 billion and IFPI’s 2014 Digital Music Report valued advertising revenues generated by piracy sites at $227 million. In addition, a 2010 economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries—including music—in Europe over the period from 2008 to 2015. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales. They will have an adverse effect on our business.

We will be substantially dependent on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores. We will derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading digital music services that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, typically charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as Apple’s iTunes controls 65%-75% of the legitimate digital music track download business in the United States according to third-party estimates. If Apple’s iTunes were to adopt a lower pricing model or if there were structural changes to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other digital music services at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music-based content owners like us, our revenues could be significantly reduced.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result. The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music companies, are based on consumer preferences and are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to lure, or to market and promote, recording artists and songwriters or reduce the prices of their products in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices of the products offered by our competitors. Our music publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our recorded music business may be further adversely affected by technological developments that facilitate the piracy of music, by an inability to enforce our intellectual property rights in digital environments, and by a failure to develop successful business models applicable to a digital environment. Our business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and videogames in physical and digital formats.

A significant portion of our music publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability. Mechanical royalties and performance royalties are the two largest sources of income to our music publishing business and mechanical royalties are a significant expense to our recorded music business. In the United States, mechanical royalty rates are set pursuant to an administrative rate-setting process under the U.S. Copyright Act, unless rates are determined through voluntary industry negotiations, and performance royalty rates are set by performing rights societies and subject to challenge by performing rights licensees. Mechanical royalties are paid at a rate of 9.1 cents per song per unit in the United States for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our music publishing business. If the mechanical royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our recorded music business. In addition, rates our recorded music business receives in the United States for, among other sources of income and potential income, webcasting and satellite radio are set by an administrative process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations. Any reduction in the rates would adversely affect our recorded music business. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for recorded music income sources that are established through legally prescribed rate-setting processes are set too low, it could have a material adverse impact on our recorded music business or our business prospects.

We face a potential loss of titles to the extent that our recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act. The U.S. Copyright Act provides authors (or their heirs) a right to terminate U.S. licenses or assignments of rights in their copyrighted works in certain circumstances. This right does not apply to works that are “works made for hire.” Since the effective date of U.S. federal copyright protection for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under a work-made-for-hire relationship. A termination right exists under the U.S. Copyright Act for U.S. rights in musical compositions that are not “works made for hire.” If any of our commercially available sound recordings were determined not to be “works made for hire,” then the recording artists (or their heirs) could have the right to terminate the U.S. federal copyright rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of release of a recording under a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting at the end of 56 years from the date of copyright). A termination of U.S. federal copyright rights could have an adverse effect on our business. From time to time, authors (or their heirs) have the opportunity to terminate our U.S. rights in musical compositions.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company operates out of its office located at 1206 East Warner Road, Suite 101-I, Gilbert, Arizona, 85296. The Company entered into a short-term lease assignment with a related party of the office space through December 31, 2020 at the rate of approximately $800 per month.

ITEM 3 – LEGAL PROCEEDINGS

Nothing to disclose.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “RIVU” and as of October 31, 2020 there were 110,020,171 shares outstanding. Any over-the-counter market quotations reflect inter-dealer priced, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of October 31, 2020 there were approximately 500 holders of record of the Company’s common stock. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms. All shares held by officer and directors of the Company are restricted shares subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. The Company has no agreement in place to register any of its shares with the Securities and Exchange Commission.

Dividends

No dividends have been declared on the Company’s stock, nor does the Company foresee any dividends being declared in the near future.

Equity Compensation Plans

On May 26, 2020, the Company’s Board of Directors approved the Company’s 2020 Equity Incentive Plan (“2020 Incentive Plan”). The 2020 Incentive Plan allows the Board of Directors to grant up to 16,000,000 shares of common stock to directors, officers, employees and consultants in a combination of equity incentive forms including incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation right (SAR) or restricted shares (RSU) of common stock, provided that, no more than 10,000,000 shares of common stock may be granted as ISOs.

Options granted under the 2020 Incentive Plan have a 10 year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock on the date of the grant, and with varying vesting periods as determined by the Board.

As of July 31, 2020 the following options had been granted under the 2020 Incentive Plan.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation Plans (excluding securities in columns (a) and (b))
Equity compensation plans approved by security holders	-	$	N/A	N/A
Equity compensation plans not approved by security holders	9,000,000		$0.10	7,000,000

Total	9,000,000		$0.10	7,000,000

Performance Graph

As a smaller reporting company, the Company is not required to provide a performance graph.

Recent Sales of Unregistered Securities

On October 16, 2020, the Company entered into a Subscription Agreement with Lawrence Silver pursuant to which the Company sold 5,000,000 shares of Common Stock for a purchase price of $250,000. The shares were sold in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

All other sales of unregistered securities during FY 2020 have previously been disclosed on the Company’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide Item 6 disclosure in this Annual Report.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is engaged in the production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales, as well as the music production and distribution industry.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. We are currently filming Please Baby Please in Montana under strict COVID -19 protocols approved by the Screen Actors Guild, however we do not have positive cash flows from operations at this time and will be dependent on periodic infusions of capital to fund this film’s operating requirements.

Background and Basis of Presentation

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

In conjunction with the change in control transaction, all current liabilities of Bio-Matrix, including accounts payable and notes payable to related and unrelated parties, plus accrued interest, aggregating $141,936, were paid by the Buyers through a contribution to capital to Bio-Matrix prior to the closing of the reverse acquisition transaction, which became effective on April 13, 2020.

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

The current control shareholders of Bio-Matrix (consisting of Mike Witherill, Debbie Rasmussen (the wife of Mike Witherill), and Klusman Family Holdings (controlled by Aaron Klusman), through a series of orchestrated and interdependent transactions over a period of approximately three months, obtained effective control of Bio-Matrix (both a majority of the equity and the board of directors) and caused Rivulet Films to become a wholly-owned subsidiary of Bio-Matrix. Accordingly, for financial accounting purposes, this transaction was considered a reverse acquisition of Bio-Matrix by Rivulet Films and was treated as a recapitalization with Rivulet Films as the accounting acquiror and Bio-Matrix as the accounting acquiree. The financial statements presented herein consist of those of Rivulet Films for the period from February 11, 2020 (inception) through July 31, 2020, with the financial statements of Bio-Matrix included for the period from April 13, 2020 through July 31, 2020.

The stockholders’ equity section of Bio-Matrix has been retroactively restated to reflect the accounting effect of the reverse acquisition transaction. All share and per share amounts presented herein also reflect the retroactive restatement of the stockholders’ equity section of Bio-Matrix. All costs associated with the reverse acquisition transaction were charged to operations as incurred.

On May 26, 2020, Bio-Matrix’s name was changed to Rivulet Media, Inc. (“Rivulet Media”). Unless the context indicates otherwise, Rivulet Media, including its subsidiaries, is hereinafter referred to as the “Company”.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the period from February 11, 2020 (inception) through July 31, 2020, the Company incurred a net loss of $1,066,928. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At July 31, 2020, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the period from February 11, 2020 (inception) through July 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business subsequent to July 31, 2020 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

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

Costs and expenses incurred that represented 10% or more of costs for the period from February 11, 2020 (inception) through July 31, 2020 consist of legal fees of $268,124 incurred with the Company’s corporate and securities law firm, which represented 28% of total general and administrative costs for such period.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the period from February 11, 2020 (inception) through July 31, 2020 presented elsewhere in this document, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the consolidated financial statements.

Revenue Recognition

Film and Television Program Revenues

The Company’s film and television program business is expected to generate revenues principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places

Revenue will be recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services or goods. Revenues do not include taxes collected from customers on behalf of taxing authorities, such as sales tax and value-added tax.

Licensing Arrangements. The Company’s content licensing arrangements are expected to include fixed fee and minimum guarantee arrangements, and sales or usage-based royalties.

Fixed Fee or Minimum Guarantees: The Company’s fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) will be recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

Sales or Usage Based Royalties: Sales or usage based royalties will represent amounts due to the Company based on the “sale” or “usage” of the Company’s content by the customer, and revenues which will be recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated and has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation will generally be satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements will generally not be reported to the Company until after the close of the reporting period. The Company will record revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates will be based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.

Revenues by Market or Product Line. The following describes the revenues expected to be generated by market or product line.

●	Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis. Revenue from the theatrical release of feature films are treated as sales or usage- based royalties, are recognized as revenue starting at the exhibition date and are based on the Company’s participation in box office receipts of the theatrical exhibitor.

●	Home Entertainment. Home entertainment consists of Digital Media and Packaged Media.

◦	Digital Media. Digital media will include digital transaction revenue sharing arrangements (pay-per-view and video-on-demand platforms, electronic sell through (“EST”), and digital rental) and licenses of content to digital platforms for a fixed fee.

Digital Transaction Revenue Sharing Arrangements: Will represent primarily revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, the Company shares in the rental or sales revenues generated by the platform on a title-by-title basis. These digital media platforms generate revenue from rental and EST arrangements, such as download-to-own, download-to-rent, and video-on-demand. These revenue sharing arrangements are recognized as sales or usage-based royalties based on the performance of these platforms and pursuant to the terms of the contract, as discussed above.

Licenses of Content to Digital Platforms: Will represent primarily the licensing of content to subscription-video-on-demand (“SVOD”) or other digital platforms for a fixed fee. As discussed above, revenues are recognized when the content has been delivered and the window for the exploitation right in that territory has begun.

◦	Packaged Media. Packaged media revenues will represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as “Packaged Media”) in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).

●	Television. Television revenues will be derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues will include fixed fee arrangements, as well as arrangements in which the Company will earn advertising revenue from the exploitation of certain content on television networks. Television will also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform. Revenues associated with a title, right, or window from television licensing arrangements will be recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun.

●	International. International revenues will be derived from (1) licensing of the Company’s productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company’s productions, acquired films, and the Company’s catalog product and libraries of acquired titles; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, will be recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues will also be generated from sales or usage-based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company’s customer generating a royalty due to the Company has occurred.

●	Other. Other revenues will be derived from the licensing of the Company’s film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions earned and executive producer fees related to talent management.

Revenues from the licensing of film and television content and the sales and licensing of music will be recognized when the content has been delivered and the license period has begun, as discussed above. Revenues from the licensing of symbolic intellectual property (i.e., licenses of motion pictures or television characters, brands, storylines, themes or logos) will be recognized over the corresponding license term. Commissions will be recognized as such services are provided.

Deferred Revenue. Deferred revenue is expected to relate primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation.

Payment terms are expected to vary by location and type of customer and the nature of the licensing arrangement, however, other than multi-year license arrangements; payments will generally be due within 60 days after revenue is recognized. For certain multi-year licensing arrangements, primarily in the television, digital media, and international markets, payments may be due over a longer period. When the Company expects the period between fulfillment of the Company’s performance obligation and the receipt of payment to be greater than a year, a significant financing component will be present. In these cases, such payments will be discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The significant financing component will be recorded as a reduction to revenue and accounts receivable initially, with such accounts receivable discount amortized to interest income over the period to receipt of payment. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, the Company expects the period between fulfillment of the performance obligation and subsequent payment to be one year or less.

In other cases, customer payments may be made in advance of when the Company fulfills its performance obligation and recognizes revenue. This may primarily occur under television production contracts, in which payments may be received as the production progresses, international motion picture contracts, where a portion of the payments are received prior to the completion of the movie and prior to license rights start dates, and pay television contracts with multiple windows with a portion of the revenues deferred until the subsequent exploitation windows commence. These arrangements will not contain significant financing components because the reason for the payment structure is not for the provision of financing to the Company, but rather to mitigate the Company’s risk of customer non-performance and incentivize the customer to exploit the Company’s content.

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

The Company had no unrecognized tax benefits as of July 31, 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP.  The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.  As of July 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, employees, contractors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company accounts for stock-based payments to officers, directors, employees, contractors and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense over the period during which the individual is required to perform services in exchange for the award, which is generally over the vesting period of the award.

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

The Company recognizes the fair value of stock-based compensation awards in in the Company’s consolidated statements of operations. Through July 31, 2020, stock-based compensation costs have been included in general and administrative costs. The Company issues new shares of common stock to satisfy stock option exercises.

Investment Securities

Investment securities consist of marketable securities with a quoted market price and are measured and accounted for at fair value at the end of each reporting period, with any changes in fair value recognized as a gain or loss in the consolidated statement of operations for the applicable period.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management is currently in the process of assessing the impact of the adoption of ASU-2016-13 on the Company’s consolidated financial statement presentation and disclosures subsequent to its adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the effect that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Results of Operations

At July 31, 2020, the Company has commenced nominal revenue-generating operations, but it does not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

Operating Expenses

The Company generally recognizes operating costs and expenses as they are incurred in two general categories, sales and marketing costs and expenses and general and administrative costs and expenses. The Company’s operating costs and expenses also include non-cash components related to depreciation and amortization of property and equipment which are allocated, as appropriate, to sales and marketing costs and expenses and general and administrative costs and expenses.

Sales and marketing costs and expenses consist primarily of press releases, web design and photo shoots and related one-time use equipment.

General and administrative costs and expenses consist of stock-based compensation, payroll to officers and employees, accounting fees, audit fees, legal fees, transfer agent fees, insurance, investor relations and other general corporate expenses. Management expects general and administrative costs and expenses to increase in future periods as the Company adds personnel and incurs additional costs related to its operation as a public company for a full fiscal year, including higher legal, accounting, insurance, compliance, compensation and other costs.

Period from February 11, 2020 (inception) through July 31, 2020

The Company’s consolidated statements of operations for the period from February 11 (inception) through July 31, 2020 as discussed herein, are presented below. The information presented does not include any comparative information for a prior year period because the accounting acquirer in the reverse acquisition transaction effective April 13, 2020 was organized on February 11, 2020.

Revenues	$-

Costs and expenses:
General and administrative	941,319
Sales and marketing	11,289
Write-off of consideration paid for Maughan Music Group, LLC acquisition	115,532
Total costs and expenses	1,068,140
Loss from operations	(1,068,140)

Other income (expense):
Change in fair value of investment securities	1,639
Interest expense	(427)
Total other income (expense), net	1,212

Net loss	$(1,066,928)

Net loss per common share - basic and diluted	$(0.04)

Weighted average common shares outstanding - basic and diluted	28,805,814

Revenues. The Company did not have any revenues for the period from February 11, 2020 (inception) through July 31, 2020.

General and Administrative Costs and Expenses. For the period from February 11, 2020 (inception) through July 31, 2020, general and administrative costs and expenses were $941,319, which consisted of stock-based compensation of $183,472, payroll to officers of $310,000, other payroll and related costs of $80,984, accounting fees of $40,711, audit fees of $25,295, legal fees of $268,124, transfer agent fees of $20,458 and other operating costs of $12,275.

Sales and Marketing Costs and Expenses. For the period from February 11, 2020 (inception) through July 31, 2020, selling and marketing costs and expenses were $11,289, which consisted of press release costs of $7,100, domain fees and web design costs of $912, and photo shoots and equipment costs of $3,277.

Write-off of Consideration Paid for Maughan Music Group, LLC Acquisition. At July 31, 2020, based on the underlying structure of the Maughan Music Group, LLC transaction, the Company determined that the $115,532 of consideration paid in the form of common stock for the acquisition of Maughan Music Group, LLC had no future value. Accordingly, such amount was charged to operations for the period from February 11, 2020 through July 31, 2020.

Interest Expense. For the period from February 11, 2020 (inception) through July 31, 2020, the Company had interest expense of $427, which was related to the convertible promissory note payable.

Change in Fair Value of Investment Securities. For the period from February 11, 2020 (inception) through July 31, 2020, the Company recorded a credit for change in fair value of investment securities of $1,639, as a result of an increase in the fair value of investment securities held by the Company as of July 31, 2020.

Net Loss. For the period from February 11, 2020 (inception) through July 31, 2020, the Company incurred a net loss of $1,066,928.

Liquidity and Capital Resources – July 31, 2020

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the period from February 11, 2020 (inception) through July 31, 2020, the Company incurred a net loss of $1,066,928. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the period from February 11, 2020 (inception) through July 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 31, 2020, the Company had working capital of ($285,054), and cash of $18,281. During the period from February 11, 2020 (inception) through July 31, 2020, the Company generated cash of $440,000 from the sale of 8,800,000 shares of common stock in June and July 2020, and cash of $150,000 from common stock subscriptions receivable with both related and unrelated parties for 5,023,500 shares of common stock which were paid in April 2020.

At July 31, 2020, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

Operating Activities

For the period from February 11, 2020 (inception) through July 31, 2020, operating activities utilized cash of $462,878 to fund the Company’s ongoing operating expenses.

Investing Activities

For the period from February 11, 2020 (inception) through July 31, 2020, the Company’s investing activities utilized cash of $134,413 for the payment of project development costs.

Financing Activities

For the period from February 11, 2020 (inception) through July 31, 2020, the Company’s financing activities consisted of proceeds of $440,000 from the sale of 8,800,000 shares of common stock during June and July 2020, $150,000 received from common stock subscriptions receivable for 5,023,500 shares of common stock which was paid in April 2020, proceeds of $25,000 from the issuance of a convertible promissory note payable, and $572 of cash acquired in the reverse acquisition transaction.

Since the end of the fiscal year, the Company has raised $660,000 from the sale of 13,200,000 shares of common stock between August 13 through October 15, 2020, $100,000 received from the issuance of a convertible promissory note on September 16, 2020, and $100,000 received from the issuance of a promissory note on October 29, 2020. Additionally, Rivulet Films issued a multiple advance promissory note by which it can borrow up to $1,000,000 from time to time. As of the date of this report, Rivulet Films has borrowed a total of $800,000 under this note. The proceeds from this multiple advance note are primarily intended to fund film projects.

The Company plans to raise additional equity funds through common stock sales over the next twelve months but there is no assurance that this will occur. Upon completion of our films, we expect to receive initial revenues from the domestic and foreign distribution contracts, including the initial money guaranteed contracts.

Project Funding

Our film projects will generally be funded through a variety of techniques. The films we intend to produce will likely include a star cast and a compelling script. We plan to use our sales agents to pre-sell our foreign distribution rights which would include money guarantees from the distributors. In addition, our sales agents will attempt to secure domestic right pre-sales through backstop (floor amount) agreements or direct distribution agreements with money guarantees. Finally, we plan to produce films in states that provide significant tax incentive rebates. In total, we hope that these agreements together with the tax incentives generally provide security for bank financing at 80% to 90% of contract and tax incentive value. Our expectation is that the bank loans, the pre-sale agreements, and tax incentive assignment will provide funds sufficient to fully fund the project cost.

In some cases, while the funds may be sufficient to fully produce the project, there may be a timing difference between obtaining the funds and the timing needed to complete the project. In such cases, there are number of film project lenders that will provide temporary funding until a senior lender can provide complete funding of the film.

Principal Commitments

Lease Commitments

On May 1, 2020, the Company entered into a short-term lease assignment with a related party for office space in Gilbert, Arizona through December 31, 2020 at the rate of approximately $800 per month.

Employment Agreements

On May 27, 2020, the Company, Rivulet Films, and Paris Film, Inc. and Rob Paris (together, “Paris”) entered into an Employment Agreement (the “Paris Agreement”), pursuant which Rivulet Films agreed to employ Paris in the position of President of Rivulet Films. The employment of Paris began on June 1, 2020, for a guaranteed term of six months, following which time the employment relationship may be terminated with or without good cause or for any reason or no reason by either Paris or Rivulet Films.

Paris will be paid $10,000 per month commencing June 1, 2020 through November 30, 2020, which shall be guaranteed by the Company. Additionally, upon execution of the Paris Agreement, the Company issued stock options to purchase 9,000,000 shares of common stock at an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on such date, of which options for 5,000,000 shares vested on May 27, 2020, options for 2,000,000 shares will vest on June 1, 2021, and the remaining options for 2,000,000 shares will vest on June 1, 2022. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $300,227 ($0.003336 per share), of which $166,793 was attributable to the stock options fully-vested on May 27, 2020 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from May 27, 2020 through June 1, 2022. During the year ended July 31, 2020, the Company recorded a charge to operations of $183,472 with respect to these stock options.

On August 12, 2020, the Company, and Michael J. Witherill entered into an Employment Agreement with respect to his positions as President, Chief Financial Officer, Principal Accounting Officer, and a member of the board of directors (the “Board”) of the Company and on August 14, 2020, the Company and Aaron Klusman entered into an Employment Agreement with respect to his positions as Chief Executive Officer and a member of the Board. Mr. Witherill and Mr. Klusman will each receive an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as needed to cover other Company expenses. The Employment Agreements are discussed in more detail in Item 11 below.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Trends, Events and Uncertainties

The production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales, is, by its nature, unpredictable and costly, and occurs over an extended period of time. Although the Company will undertake program development efforts with commercially reasonable diligence, there can be no assurance that the Company’s efforts to raise funds in the future will be sufficient to enable the Company to develop its program content to the extent needed to create future revenues to sustain operations as contemplated herein.

There can be no assurances that the Company will ever achieve sustainable revenues sufficient to support its operations. Even if the Company is able to generate revenues, there can be no assurances that the Company will be able to achieve profitability or positive operating cash flows. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its programs, or to curtail or discontinue its operations entirely.

Other than as discussed above and elsewhere in these financial statements, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Item 7A disclosure in this Annual Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Farber Hass Hurley LLP.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013).

The Company’s internal control over financial reporting is designed to ensure that material information regarding the Company’s operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented.

The Company is required to establish and maintain disclosure controls and procedures (as defined in Rules 13a-14(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2020, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of July 31, 2020, due to the identification of significant deficiencies and the existence of the material weaknesses in the Company’s internal control over financial reporting as described below, the Company concluded that the design and operation its disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s internal control over financial reporting is designed to provide reasonable assurance concerning both the reliability of its financial reporting and the preparation of its financial statements in accordance with United States generally accepted accounting principles (“US GAAP”) and SEC reporting standards. The Company’s internal control over financial reporting includes policies and procedures that obligate the Company to maintain reasonably detailed records that accurately and fairly reflect the Company’s business transactions, provide reasonable assurance that the Company’s business transactions are properly and timely recorded, ensure that the Company’s receipts and disbursements are authorized by management, if applicable, by the Company’s board of directors, that revenues are properly and timely recorded, and that assets are properly identified, recorded and periodically evaluated for impairment.

Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP and SEC reporting standards, for the reasons noted below.

The Company effected a reverse merger transaction effective April 13, 2020 with a company that had only recently been formed on February 11, 2020, as a result of which the business, operations, accounting, board of directors and executive management of the Company changed. In conjunction with the preparation of the audited consolidated financial statements as of and for the period ended July 31, 2020, the Company identified certain accounting issues that indicated certain deficiencies in the Company’s internal ability to prepare financial statements in accordance with US GAAP and SEC reporting standards.

Current executive management has not yet retained the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls, as well as with the technical competence and accounting experience to address accounting and reporting issues under US GAAP and SEC reporting standards. Current management has retained the services of qualified outside consultants with expertise to perform specific accounting and finance functions, and to assist in the design of accounting and internal control systems. Accordingly, the Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will take some time to accomplish and will require the availability of additional operating capital. However, there can be no assurances that these efforts will be sufficient to fully develop and implement adequate disclosure controls and procedures and internal controls over financial reporting.

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

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended July 31, 2020.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company are as follows:

Name	Type	Age	Date Term Began
Aaron Klusman Chairman, CEO	Employee	40	April 6, 2020
Michael J. Witherill Vice- Chairman, President, CFO	Employee	58	April 6, 2020
John P. Morgan	Independent	74	July 2, 2020
John “Jack” Douglas Wilenchik	Independent	36	August 25, 2020

The Company’s directors, as named above, will serve until the next annual meeting of the Company’s stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time, and due to its small size does not believe that committees are necessary at this time. As of the date of this Annual Report the Company’s entire Board fulfills the duties of an audit committee. None of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Aaron Klusman – Chairman and CEO

Aaron Klusman is Chairman and CEO of the Company. Mr. Klusman is a serial entrepreneur and private investor who specializes in real estate development. Mr. Klusman co-founded Camelback Realty Group, LLC in 2005 as a real estate holding company and member or partner in other real estate LLCs and partnerships. He is Co-Founder/Managing Partner in the private investment firm Camelback Partners, and is a Co-Founder/Managing Partner of Camelback Realty Group, which invests principally in real estate land and development. Mr. Klusman is Founder/Owner of Neighborhood Concepts, under which he has founded such companies as Zoyo Neighborhood Yogurt, Modern Grove Neighborhood Eatery & Market and Neighborhood Initiatives Beverage Co, in 2016. He is a partner in First Cup, a regional franchisee of Dunkin Donuts, where he assists with business development throughout Arizona, Nevada, California and Colorado. Mr. Klusman also founded Klusman Family Holdings, LLC in 2009, a holding company for other real estate entities. Mr. Klusman serves on the boards of Grand Canyon University’s Colangelo College of Business, Hustle PHOENIX, Fellowship of Christian Athletes, and is the Chairman and founder of Camelback Society. Mr. Klusman graduated from Arizona State University in 2003. Mr. Klusman also serves as a director of Escondido Innovations, Inc.

Michael J. Witherill – Co-Chairman, President, and CFO

Mike Witherill is Vice-Chairman, President, and CFO of the Company. He has produced six movies in the last five years, including Drinking Buddies (staring Ana Kendrick, Olivia Wilde and Jake Johnson), Frontera (staring Ed Harris, Eva Longoria, Amy Madigan and Michael Pena), Cardboard Boxer (staring Thomas Hayden Church, Terrence Howard and Boyd Holbrook), and John Wick (starring Keanu Reeves). Mr. Witherill is also the producer of the music movie Stuck (staring Ashanti Douglas, Giancarlo Esposito, Amy Madigan, Arden Cho, Omar Chaparro and Gerard Canonico), which has won multiple film festival awards. Mr. Witherill founded Rise Entertainment, a motion picture production company, in 2012, for which he was the manager and CEO until he sold his interest in 2013. He was the manager of Frontera Productions, LLC, an entity wholly owned by Rise Entertainment and the entity in which the movie Frontera was produced. Mr. Witherill was manager of H & W Movie Partners, LLC since 2009, an entity involved with the production of the movie A Little Bit of Heaven. Mr. Witherill co-founded MJW Films, LLC in 2013. He was a co-manager of MJW Films, LLC until July 2014. MJW Films, LLC created the special purpose movie production entities Stuck Productions, LLC and its related entity Stuck Movie, Inc., J Wick Productions, LLC, Planet Productions, LLC, and Cardboard Productions, LLC. Mr. Witherill was the CEO of each of these entities. Mr. Witherill co-founded MJW Media, LLC in 2013, and served as its CEO until its merger with MJW Media, Inc. in 2016. MJW Media, LLC was a producer loan out and movie production/development company. Mr. Witherill co-founded MJW Music, LLC in 2013, and was its CEO until its merger with MJW Music, Inc. in 2016. MJW Music, LLC was a film music and talent music production company. Mr. Witherill received a football scholarship to Arizona State University where he played and graduated in 1985 with a BA in Business. Mr. Witherill is the Co-Founder of the largest Dunkin Donuts franchisee in the western United States with over 50 current locations.

John Morgan - Director

John Morgan is managing partner at Falding Capital Group, and Executive Vice President and Secretary of Technical Air Products. Mr. Morgan has over fifty years of business development and management experience. He worked in the publishing and printing business for thirty-one years. He has owned many publishing businesses that include Graph-Ads, Inc. in Alma, MI; Advance Newspapers in Grand Rapids, MI; Flashes Publishers, Allegan, MI serving all of Southwest Michigan; TDI Talking Phone Books in Grand Rapids, MI serving Michigan, Indiana, Ohio, and Florida; and others. In 1999, Mr. Morgan sold his publishing business with his partner, Hank Meijer, to McCloud USA which at the time was the fourth largest telecom company in the US. In late 2000, Mr. Morgan acquired Eagle Tugs, an aviation and industrial material handling manufacturer in Detroit, MI. Eagle Tugs was sold to Tronair in December 2015, which was owned by private equity firm Golden Gate Capital. In early 2000, Mr. Morgan, through Falding Capital, purchased Cannon Truck Equipment, which is a complex truck equipment up-fitter in Macomb County, MI. In 2018, Mr. Morgan sold Cannon Truck Equipment to Versalift, which was owned by private equity firm Sterling Capital. Mr. Morgan also served on the Board of Directors of the Bank of Alma from 1975-1997. Prior to 2006, Mr. Morgan was also President of American Cargo, a dry freight and cutaway cube van manufacturer. Mr. Morgan graduated from Michigan State University with a BA in Communications in 1968. He has been married to Karley Deckrow Morgan since 1967. He and Karley have three children, Karri Gabridge, Kacie McLean, and Jace Morgan. They also have ten grandchildren. He and Karley reside in Naples, FL

John “Jack” Douglas Wilenchik - Director

Jack Wilenchik is a practicing trial attorney and partner at the law firm of Wilenchik & Bartness, P.C. in Phoenix, Arizona, and has been with the firm for over 10 years. He holds one of the thirty largest jury verdicts in Arizona history and the largest jury verdict in the history of Mohave County, and has been listed on the national Superlawyers list of “Top Rated Attorneys” published by Thomson Reuters. Mr. Wilenchik has represented a number of public figures in the entertainment, political, and business space over the years and handled numerous high-profile cases in Arizona. In his spare time, he serves as a “substitute judge” (judge pro tem) and sits on two boards for the City of Phoenix, named the Heritage Commission and the Historic Preservation Commission. He has served pro bono as a volunteer attorney for the Goldwater Institute, the Rutherford Institute, and the National Association for the Advancement of Colored People, as well as a special advisor to the Maricopa County Community Legal Services Volunteer Lawyers Program, and a regular volunteer for the Wills for Heroes program which prepares wills for law enforcement. Mr. Wilenchik has hosted and co-hosted a number of talk shows on AM radio on subjects including the law, entertainment, and consumer affairs. As a young man, Mr. Wilenchik lived for several years abroad, attending boarding school in Scotland and then a campus for international students in Italy. He is conversant in Spanish and studied Italian, Mandarin Chinese, and Hebrew at New York University from 2001-2004. He then moved back home to Arizona and studied Mathematics at Arizona State University, where he obtained a degree in interdisciplinary studies. In 2011 he obtained his law degree from Phoenix School of Law. Mr. Wilenchik is an avid fan of film and television production and personally produced/co-wrote small-budget film in the Phoenix area. He and his wife have two daughters and a son, all born in Phoenix.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person. There are no family relationships among our executive officers and directors.

Rob Paris – President of Rivulet Films

Rob Paris serves as President of Rivulet Films, a significant subsidiary of the Company. Mr. Paris started his career as a literary agent at Creative Artists Agency where he packaged and arranged finance for dozens of iconic projects including Scream, I Know What You Did Last Summer, Dawson’s Creek, Donnie Darko, One Hour Photo and The Day After Tomorrow, which grossed over $500 million worldwide. After a decade in the representation business, Mr. Paris formed Mission Entertainment, a development and production fund backed by Comcast/Spectacor CEO Ed Snider. As head of development he acquired and packaged Whip It! as a directorial debut for Drew Barrymore. Fox Searchlight released the film, which starred Barrymore, Ellen Page, Kristin Wiig, Jimmy Fallon and Juliette Lewis. Paris later launched his company ParisFilm, Inc. and acquired the spec screenplay The Maiden Heist, which attracted an ensemble cast of Oscar® winners and nominees, including Morgan Freeman, Christopher Walken, William H. Macy, and Marcia Gay Harden. The film was financed by Yari Film Group and acquired by Sony Pictures Worldwide. Shortly after, Paris Film, Inc. launched production on Black List comedy Dirty Girl with Juno Temple, Milla Jovovich, William H. Macy, Mary Steenburgen, Dwight Yoakam, and Tim McGraw.

Mr. Paris later formed Crime Scene Pictures, a finance and production company backed by private equity from Singapore and Indonesia. Within weeks of its launch, Mr. Paris assembled the financing and produced a remake of Gambit, written by Academy Award winners Joel and Ethan Coen and starring Academy Award winner Colin Firth, Cameron Diaz Alan Rickman, and Stanley Tucci. CBS Films preemptively acquired US distribution rights at the European Film Market in Berlin. That same year, Mr. Paris acquired and packaged Everly, an action tour de force starring Academy Award nominee Salma Hayek. Paris recently returned to the world of horror, producing back to back films with writer/director Osgood Perkins. The Blackcoat’s Daughter, starring Emma Roberts, Kiernan Shipka, and Lucy Boynton sold to A24 amidst competitive bidding at the Toronto International Film Festival, and I Am the Pretty Thing That Lives in the House, starring Golden Globe winner Ruth Wilson. Mr. Paris produced The Last Laugh, distributed by Netflix and starring Chevy Chase, Academy Award winner Richard Dreyfuss and Andie MacDowell.

Involvement in Certain Legal Proceedings

To the best of our knowledge, other than as described below with respect to Mr. Witherill, none of the Incoming Directors has, during the past ten years:

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time.

●	has been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

MJW Films, LLC, filed a petition in the United States Bankruptcy Court for the District of Arizona on October 22, 2018, under Chapter 11 of the U.S. Bankruptcy Code. Michael J. Witherill was Chief Executive Officer of MJW Films, LLC, at the time of the filing, but has subsequently resigned that position. On August 18, 2020, the matter was converted to a petition under Chapter 7 or the U.S. Bankruptcy Code. The parties in the bankruptcy proceeding have negotiated a settlement agreement and a hearing on the motion to approve compromise/settlement is currently scheduled for December 2020.

J Wick Productions, LLC, filed a petition in the United States Bankruptcy Court for the District of Arizona on October 26, 2018, under Chapter 11 of the U.S. Bankruptcy Code. Michael J. Witherill was an officer of J Wick Productions, LLC at the time of filing. The parties have now settled the matter and on September 29, 2020, an order granting the motion for final decree was entered with the U.S. Bankruptcy Court.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year.

During the fiscal year ended July 31, 2020, the following Section 16(a) forms were filed late: Michael Witherill (one Form 3 with one transaction and one Form 4 with two transactions), Aaron Klusman (one Form 3 with one transaction and two Form 4s with one transaction each), Blue Scout Enterprises LLC (one Form 3 with one transaction), Debbie Rasmussen (one Form 3 with one transaction and two Form 4s with one transaction each), Timothy Foat (one Form 3 with 12 transactions), and Heather Cassady (one Form 3 with one transaction).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our Directors, officers and employees. The Code is filed as Exhibit A of our Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed with the Commission on August 11, 2006. A written copy of the Code will be provided upon request at no charge by writing to our Chief Executive Officer, Aaron Klusman, at:

1206 East Warner Road, Suite 101-I

Gilbert, Arizona 85296

Nominating Procedures

Pursuant to the Company’s Amended and Restated Bylaws adopted on April 16, 2020, for nominations of persons for election to the Board of Directors to be made at an annual meeting to be properly requested by a stockholder, a stockholder must (i) be a stockholder of record at the time of giving of notice of such annual meeting by or at the direction of the Board of Directors and at the time of the annual meeting, (ii) be entitled to vote at such annual meeting and (iii) comply with the procedures set forth in the bylaws.

For any nominations to be properly brought before an annual meeting by a stockholder, the stockholder must give timely notice thereof and timely updates and supplements thereof in writing to the Secretary. To be timely, a stockholder’s notice shall be delivered to the Secretary at the principal executive offices of the Company not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made by the Company.

As to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, a stockholder’s notice must set forth: (i) the name and address of such stockholder as they appear on the Company’s books, of such beneficial owner, if any, and of their respective affiliates or associates or others acting in concert therewith, (ii) (A) the class or series and number of shares of the Company which are, directly or indirectly, owned beneficially and of record by such stockholder, such beneficial owner and their respective affiliates or associates or others acting in concert therewith, (B) any option, warrant, convertible security, stock appreciation right, or similar right with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of shares of the Company or with a value derived in whole or in part from the value of any class or series of shares of the Company, or any derivative or synthetic arrangement having the characteristics of a long position in any class or series of shares of the Company, or any contract, derivative, swap or other transaction or series of transactions designed to produce economic benefits and risks that correspond substantially to the ownership of any class or series of shares of the Company, including due to the fact that the value of such contract, derivative, swap or other transaction or series of transactions is determined by reference to the price, value or volatility of any class or series of shares of the Company, whether or not such instrument, contract or right shall be subject to settlement in the underlying class or series of shares of the Company, through the delivery of cash or other property, or otherwise, and without regard of whether the stockholder of record, the beneficial owner, if any, or any affiliates, or associates, or others acting in concert therewith, may have entered into transactions that hedge or mitigate the economic effect of such instrument, contract or right or any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of shares of the Corporation (any of the foregoing, a “Derivative Instrument”) directly or indirectly owned beneficially by such stockholder, the beneficial owner, if any, or any affiliates or associates or others acting in concert therewith, (C) any proxy, contract, arrangement, understanding, or relationship pursuant to which such stockholder has a right to vote any class or series of shares of the Company, (D) any agreement, arrangement, understanding, relationship or otherwise, including any repurchase or similar so-called “stock borrowing” agreement or arrangement, engaged in, directly or indirectly, by such stockholder, the purpose or effect of which is to mitigate loss to, reduce the economic risk (of ownership or otherwise) of any class or series of the shares of the Company by, manage the risk of share price changes for, or increase or decrease the voting power of, such stockholder with respect to any class or series of the shares of the Company, or which provides, directly or indirectly, the opportunity to profit or share in any profit derived from any decrease in the price or value of any class or series of the shares of the Company (any of the foregoing, “Short Interests”), (E) any rights to dividends on the shares of the Company owned beneficially by such stockholder that are separated or separable from the underlying shares of the Company, (F) any proportionate interest in shares of the Company or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which such stockholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner of such general or limited partnership, (G) any performance-related fees (other than an asset-based fee) that such stockholder is entitled to based on any increase or decrease in the value of shares of the Company or Derivative Instruments, if any, including without limitation any such interests held by members of such Stockholder’s immediate family sharing the same household, (H) any significant equity interests or any Derivative Instruments or Short Interests in any principal competitor of the Company held by such stockholder, and (I) any direct or indirect interest of such stockholder in any contract with the Company, any affiliate of the Company or any principal competitor of the Company (including, in any such case, any employment agreement, collective bargaining agreement or consulting agreement), and (iii) any other information relating to such stockholder and beneficial owner, if any, that would be required to be disclosed in a proxy statement and form of proxy or other filings required to be made in connection with solicitations of proxies for, as applicable, the proposal and/or for the election of Directors in a contested election pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder.

As to each person whom the stockholder proposes to nominate for election or reelection to the Board, the stockholder’s notice must, in addition to the matters set forth above, also set forth: (i) all information relating to such person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and (ii) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among such stockholder and beneficial owner, if any, and their respective affiliates and associates, or others acting in concert therewith, on the one hand, and each proposed nominee, and his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if the stockholder making the nomination and any beneficial owner on whose behalf the nomination is made, if any, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant.

To be eligible to be a nominee for election or reelection as a Director of the Company, a person must deliver to the Secretary at the principal executive offices of the Company a written questionnaire with respect to the background and qualification of such person and the background of any other person or entity on whose behalf the nomination is being made (which questionnaire shall be provided by the Secretary upon written request), and a written representation and agreement (in the form provided by the Secretary upon written request) that such person (A) is not and will not become a party to (1) any agreement, arrangement or understanding with, and has not given any commitment or assurance to, any person or entity as to how such person, if elected as a Director of the Company, will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to the Company or (2) any Voting Commitment that could limit or interfere with such person’s ability to comply, if elected as a Director of the Company, with such person’s fiduciary duties under applicable law, (B) is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as a Director that has not been disclosed therein, and (C) in such person’s individual capacity and on behalf of any person or entity on whose behalf the nomination is being made, would be in compliance, if elected as a Director of the Company, and will comply with all applicable corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of the Company publicly disclosed from time to time.

The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as an independent Director of the Company or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such nominee

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed company” under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors.

ITEM 11 – EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers In Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The following table sets forth, for the fiscal year, certain information regarding the compensation earned by the Company’s named executive officers.

Name and principal position	Year	Salary ($)	Total ($)
Aaron Klusman CEO and Director	2020	120,000 [1]	120,000
Michael Witherill President, CFO and Director	2020	170,000	170,000

[1]	Of this amount, $30,000 has been paid and the remaining $90,000 is owed to Mr. Klusman.

Director Compensation

Compensation paid to Mr. Witherill and Mr. Klusman is disclosed in the above table. No compensation was paid to Mr. Morgan or Mr. Wilenchik, both of whom are non-employee directors.

Employment Agreements

On August 12, 2020, the Company, and Michael J. Witherill entered into an Employment Agreement with respect to his positions as President, Chief Financial Officer, Principal Accounting Officer, and a member of the board of directors (the “Board”) of the Company. Mr. Witherill will devote his full time and attention to his duties, and will receive an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Witherill or the Board as needed to cover other Company expenses. Mr. Witherill is permitted to serve as a director of not for profit and for profit businesses that do not compete with the Company.

On August 14, 2020, the Company and Aaron Klusman entered into an Employment Agreement with respect to his positions as Chief Executive Officer and a member of the Board. Mr. Klusman is to devote as much time and attention to his duties as is necessary, and will receive an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Klusman or the Board as needed to cover other Company expenses. Mr. Klusman is permitted to purchase, sell, oversee, manage, and develop real estate properties and projects; and serve as a director of not for profit and for profit businesses that do not compete with the Company.

Both Mr. Witherill and Mr. Klusman (together, the “Executives”) will be eligible for a quarterly and an annual discretionary bonus as periodically established by the Board based upon metrics that will be established by the Board in its sole discretion. The Executives are also eligible to participate in and receive stock options under the Company’s 2020 Equity Incentive Plan. The Employment Agreements provide that notwithstanding anything to the contrary in the Company’s existing or future incentive plans or any award agreement, upon a Change of Control, as defined in the Employment Agreements, all of the Executives’ outstanding unvested equity-based awards shall, at their option, vest and become immediately exercisable and unrestricted.

The employment of the Executives under the Employment Agreements commenced effective April 1, 2020, and will continue for two years, subject to successive one-year renewals. Each Executive will be an “at-will” employee. Either the Executive or the Company may terminate his employment with or without cause, for any reason or no reason, and at any time. The Executives are each subject to standard confidentiality provisions and a non-compete, non-solicitation covenant for a one-year period following termination of employment.

Additionally, on May 27, 2020, the Company, Rivulet Films, and Paris Film, Inc. and Rob Paris (together, “Paris”) entered into an Employment Agreement (the “Paris Agreement”), pursuant which Rivulet Films agreed to employ Paris in the position of President of Rivulet Films, a significant subsidiary of the Company. The employment of Paris began on June 1, 2020, for a guaranteed term of six months, following which time the employment relationship may be terminated with or without good cause or for any reason or no reason by either Paris or Rivulet Films

Paris will be paid $10,000 per month commencing June 1, 2020 through November 30, 2020, which shall be guaranteed by the Company. Additionally, upon execution of the Paris Agreement, the Company issued stock options to purchase 9,000,000 shares of common stock at an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on such date, of which options for 5,000,000 shares vested on May 27, 2020, options for 2,000,000 shares will vest on June 1, 2021, and the remaining options for 2,000,000 shares will vest on June 1, 2022. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $300,227 ($0.003336 per share), of which $166,793 was attributable to the stock options fully-vested on May 27, 2020 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from May 27, 2020 through June 1, 2022. During the year ended July 31, 2020, the Company recorded a charge to operations of $183,472 with respect to these stock options. Paris will also have the right to participate in all equity stock option plans and programs established for employees by Rivulet Films in all aspects and benefit to that of any other similarly situated C-suite employee of Rivulet Films, including its Chief Executive Officer. Rivulet Films will also provide Paris with other benefits, such as bonuses, perk packages, preferred stock positions, box office bonuses, and back-end/contingent compensation made generally available to similarly situated employees. Paris will be attached as producer, subject to a separate producer agreement to be negotiated, to all projects sourced by Paris during the term of his employment. The Paris Agreement subjects Paris to certain restrictive covenants and a standard confidentiality provision.

In connection with the employment, to the extent controlled by Paris and so long as Paris remains attached to each project in perpetuity, Paris grants to Rivulet Films a right of first refusal to all rights, title, and interest to the film projects known as Please Baby Please and Acolyte, as well as to all other film, story, or other production concepts which Paris creates, develops, or otherwise originates during the term of employment and not passed on by Rivulet Films.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2020, certain information regarding beneficial ownership of the Company’s common stock by (i) each person or entity who is known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors, and (iii) all directors and executive officers of the Company as a group. As of October 31, 2020, there were 110,020,171 shares of the Company’s common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of October 31, 2020 pursuant to stock options, or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Rivulet Media, Inc., 1206 E. Warner Road #101-I, Gilbert, Arizona, 85296. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Officers, Directors and 5% stockholders

Aaron Klusman
1206 E. Warner Road, Ste 101-I
Gilbert, AZ 85296	31,265,983	(1)	28.42%

John P. Morgan
1206 E. Warner Road, Ste 101-I
Gilbert, AZ 85296	1,000,000		0.91%

John Douglas Wilenchik
1206 E. Warner Road, Ste 101-I
Gilbert, AZ 85296	100,000		0.09%

Michael Witherill
1206 E. Warner Road, Ste 101-I
Gilbert, AZ 85296	-		-%

All officers and directors as a group (four persons)	32,365,983		29.42%

Debbie Rasmussen
1206 E. Warner Road, Ste 101-I
Gilbert, AZ 85296	31,165,982	(2)	28.33%

Daniel Crosser
225 12th Street
Manhattan Beach, CA 90266	15,364,235		13.96%

Lawrence Silver
225 W Hubbard St., Ste 600
Chicago, IL 60654	12,188,800		11.08%

(1)	Mr. Klusman obtained beneficial ownership of these shares by virtue of his status as sole member of Klusman Family Holdings, LLC.

(2)	Ms. Rasmussen is the wife of Mr. Michael Witherill. Mr. Witherill has disclaimed beneficial ownership of the shares owned by Ms. Rasmussen.

There are no arrangements, including any pledge of securities that may at a subsequent date result in a change of control of the Company.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of July 31, 2020, the Company has a $550,000 common stock subscription receivable with a related party (see Note 11 to audited financial statements) that has been presented as a reduction to stockholders’ deficiency in the accompanying consolidated balance sheet.

As of July 31, 2020, the Company had paid producer fees to an officer totaling $51,500 that are accounted for as project development costs in the accompanying consolidated balance sheet (see Note 8 to audited financial statements).

Blue Scout Enterprises LLC, an affiliated company (“Blue Scout”), entered into a subscription agreement to acquire 11,000,000 shares of common stock of the Company in connection with the formation of Rivulet Films on February 11, 2020. On October 14, 2020, Blue Scout distributed those shares to its LLC members in proportions based on their respective interests in Blue Scout. As a result of this distribution, John Morgan, a director of the Company, received 1,000,000 shares of our common stock.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has two independent directors. All current directors are shareholders of the Company.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in the fiscal year to its principal accountant:

For the Year Ended July 31, 2020
1. Audit Fees	$19,895
2. Audit-Related Fees	$14,384
3. Tax Fees	0
4. All Other Fees	$1,908
Total	$36,187

Audit related fees include fees for reviewing the Form 10-Q filing. All other fees are from consultation on tax related issues.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a)(3) of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected Farber Hass Hurley LLP’s independence.

Part IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

See Index to Consolidated Financial Statements on page F-1.

Exhibit Index

Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 000-32201.

Exhibit #	Description
2.1	Agreement and Plan of Merger by and among Bio-Matrix Scientific Group, Inc., Rivulet Films LLC, and Rivulet Films, Inc., dated April 8, 2020, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on April 13, 2020.
2.2	Agreement and Plan of Merger by and among Rivulet Media, Inc., Maughan Music, Inc., and Maughan Music Group LLC, dated May 28, 2020, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on June 5, 2020.
3.1	Amended and Restated Certificate of Incorporation of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit A of the Schedule 14C filed on May 1, 2020.
3.2	Amended and Restated Bylaws of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 22, 2020.
4.1 *, ***	Form of Stock Option Agreement
10.1	Promissory Note dated February 11, 2020, made by Blue Scout Enterprises payable to Rivulet Films LLC, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on July 1, 2020.
10.2	Assignment of Promissory Note dated effective as of April 16, 2020, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on July 1, 2020.
10.3	Life Story Rights Agreement between Rivulet Media, Inc. and Joseph M. Arpaio, dated May 20, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 28, 2020.
10.4 ***	Employment Agreement between Rivulet Films, Inc., Rivulet Media, Inc., Paris Film, Inc., and Rob Paris, dated May 27, 2020, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on May 28, 2020.
10.5 ***	Employment Agreement between Rivulet Media, Inc. and Michael J. Witherill executed August 12, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 17, 2020.
10.6 ***	Employment Agreement between Rivulet Media, Inc. and Aaron Klusman executed August 14, 2020, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 17, 2020.
10.7	Form of Subscription Agreement for Convertible Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 22, 2020.
10.8	Form of Convertible Promissory Note, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on October 22, 2020.
10.9	Form of Subscription Agreement for Common Stock, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on October 22, 2020.
10.10 *, ***	2020 Equity Incentive Plan.
10.11	Multiple Advance Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 30, 2020.
10.12	Security Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 30, 2020.
10.13	Guaranty, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 30, 2020.
10.14 *	Promissory Note dated October 29, 2020, made by Rivulet Media, Inc. to Daniel Crosser.
16.1	Letter to Securities and Exchange Commission from BF Borgers CPA PC, dated April 21, 2020, incorporated by reference to Exhibit 16.1 of the Form 8-K filed on April 22, 2020.
14.1	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006.
21.1 *	Subsidiaries of the Company.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 *	Section 1350 Certifications.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

***	Denotes management contract or compensatory plan or arrangement

ITEM 16 – FORM 10-K SUMMARY

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2020

RIVULET MEDIA, INC., a Delaware corporation

By: /s/ Aaron Klusman
Aaron Klusman
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

By: /s/ Michael Witherill
Michael Witherill
President, Chief Financial Officer, Vice-Chairman of the Board
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 9, 2020

/s/ Aaron Klusman
Aaron Klusman
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

/s/ Michael Witherill
Michael Witherill
President, Chief Financial Officer, Vice-Chairman of the Board
(Principal Financial Officer and Principal Accounting Officer)

/s/ John Morgan
John Morgan
Director

/s/ John “Jack” Douglas Wilenchik
John “Jack” Douglas Wilenchik
Director

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Period from February 11, 2020 (Inception) through July 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rivulet Media, Inc.

Gilbert, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rivulet Media, Inc. and subsidiaries (the “Company”) as of July 31, 2020 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the period from February 11, 2020 (inception) through July 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2020 and the results of its consolidated operations and its consolidated cash flows for the period from February 11, 2020 (inception) through July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2020.

Oxnard, California
November 9, 2020

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONSOLIDATED BALANCE SHEET

July 31, 2020

ASSETS
Current assets:
Cash	$18,281
Investment securities	10,436
Prepaid expenses and other current assets	2,945
Total current assets	31,662

Intellectual property	300
Project development costs, including $51,500 to related parties	134,413
Total assets	$166,375

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$170,972
Compensation and related expenses payable, including $90,000 to a related party	120,317
Convertible promissory note payable, including accrued interest payable of $427	25,427
Total current liabilities	316,716

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,434 shares issued and outstanding	202
Series B preferred stock, $0.0001 par value, 2,000,000 shares authorized, 1,347 shares issued and outstanding	72
Common stock, $0.0001 par value; 200,000,000 shares authorized; 96,691,761 shares issued and outstanding	9,669
Additional paid-in capital	1,456,644
Common stock subscription receivable from related party	(550,000)
Accumulated deficit	(1,066,928)
Total stockholders’ deficiency	(150,341)
Total liabilities and stockholders’ deficiency	$166,375

See accompanying notes to consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONSOLIDATED STATEMENT OF OPERATIONS

Period from February 11, 2020 (Inception) through July 31, 2020

Revenues	$-

Costs and expenses:
General and administrative, including $493,472 to related parties	941,319
Sales and marketing	11,289
Write-off of consideration paid for acquisition of Maughan Music Group, LLC	115,532
Total costs and expenses	1,068,140
Loss from operations	(1,068,140)

Other income (expense):
Change in fair value of investment securities	1,639
Interest expense	(427)
Total other income (expense), net	1,212

Net loss	$(1,066,928)

Net loss per common share - basic and diluted	$(0.04)

Weighted average common shares outstanding - basic and diluted	28,805,814

See accompanying notes to consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Period from February 11, 2020 (Inception) through July 31, 2020

								Common
								Stock
								Subscription		Total
							Additional	Receivable		Stockholders’
	Preferred		Series B Preferred		Common Stock		Paid-In	From	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	(Deficiency)
Balance, February 11, 2020 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for intellectual property	-	-	-	-	62,531,965	6,254	(5,954)	-	-	300
Common stock subscription from related party	-	-	-	-	11,000,000	1,100	548,900	(550,000)	-	-
Sales of common stock	-	-	-	-	13,823,800	1,382	588,618	-	-	590,000
Common stock issued for services	-	-	-	-	600,000	60	17,854	-	-	17,914
Shares issued in reverse acquisition transaction	1,434	202	1,347	72	7,810,996	781	8,314	-	-	9,369
Stock-based compensation expense	-	-	-	-	-	-	183,472	-	-	183,472
Common stock issued in connection with acquisition of Maughan Music Group, LLC	-	-	-	-	925,000	92	115,440	-	-	115,532
Net loss for the period from February 11, 2020 (Inception) through July 31, 2020	-	-	-	-	-	-	-	-	(1,066,928)	(1,066,928)
Balance, July 31, 2020	1,434	$202	1,347	$72	96,691,761	$9,669	$1,456,644	$(550,000)	$(1,066,928)	$(150,341)

See accompanying notes to consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

Period from February 11, 2020 (Inception) through July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,066,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	183,472
Common stock issued for services	17,914
Change in fair value of investment securities	(1,639)
Write-off of consideration paid for acquisition of Maughan Music Group, LLC	115,532
Changes in operating assets and liabilities:
Decrease in -
Prepaid expenses and other current assets	(2,945)
Increase in -
Accounts payable and accrued expenses	170,972
Compensation and related expenses payable	120,317
Accrued interest payable	427
Net cash used in operating activities	(462,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in project development costs	(134,413)
Net cash used in investing activities	(134,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in acquisition merger transaction	572
Proceeds from issuance of convertible promissory note payable	25,000
Proceeds from sale of common stock	440,000
Proceeds from payment of common stock subscriptions receivable	150,000
Net cash provided by financing activities	615,572

Net increase in cash	18,281
Balance at beginning of period	-
Balance at end of period	$18,281

Supplemental disclosure of cash flow information:
Interest	$-
Income taxes	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued in reverse acquisition transaction	$9,369
Common stock issued in connection with acquisition of Maughan Music Group, LLC	$115,532

See accompanying notes to consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period from February 11, 2020 (Inception) through July 31, 2020

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

2019 Reverse Acquisition Transaction

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

In conjunction with the change in control transaction, all current liabilities of Bio-Matrix, including accounts payable and notes payable to related and unrelated parties, plus accrued interest, aggregating $141,936, were paid by the Buyers through a contribution to capital to Bio-Matrix prior to the closing of the reverse acquisition transaction, which became effective on April 13, 2020.

2020 Reverse Acquisition Transaction

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

The current control shareholders of Bio-Matrix (consisting of Mike Witherill, Debbie Rasmussen (the wife of Mike Witherill), and Klusman Family Holdings (controlled by Aaron Klusman), through a series of orchestrated and interdependent transactions over a period of approximately three months, obtained effective control of Bio-Matrix (both a majority of the equity and the board of directors) and caused Rivulet Films to become a wholly-owned subsidiary of Bio-Matrix. Accordingly, for financial accounting purposes, this transaction was considered a reverse acquisition of Bio-Matrix by Rivulet Films and was treated as a recapitalization with Rivulet Films as the accounting acquiror and Bio-Matrix as the accounting acquiree. The financial statements presented herein consist of those of Rivulet Films for the period from February 11, 2020 (inception) through July 31, 2020, with the financial statements of Bio-Matrix included for the period from April 13, 2020 through July 31, 2020.

The stockholders’ equity section of Bio-Matrix has been retroactively restated to reflect the accounting effect of the reverse acquisition transaction. All share and per share amounts presented herein also reflect the retroactive restatement of the stockholders’ equity section of Bio-Matrix. All costs associated with the reverse acquisition transaction were charged to expense as incurred.

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

On May 26, 2020, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to (1) change the Company’s name to Rivulet Media, Inc.; (2) increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 shares to 200,000,000 shares, par value $0.0001 per share, with the number of shares of preferred stock that the Company is authorized to issue remaining unchanged at 20,000,000 shares, par value $0.0001 per share; and (3) eliminate the class of Non-Voting Preferred Stock, of which 200,000 shares, par value $1.00 per share, had been authorized, of which none outstanding.

Formation of Additional Subsidiaries

In June 2020, the Company formed Borderline Productions LLC, an Arizona limited liability company (“Borderline”), as a wholly-owned subsidiary of Rivulet Films for a production related to the life of former Arizona sheriff Joe Arpaio. As of July 31, 2020, production had commenced.

In June 2020, the Company formed PBP Productions LLC, an Arizona limited liability company (“PBP”), as a wholly-owned subsidiary of Rivulet Films for production activities related to the film “Please Baby Please.” Production activities began during September 2020.

In August 2020, the Company formed Mistress Movie, LLC, an Arizona limited liability company (“Mistress Movie”), as a wholly-owned subsidiary of Rivulet Films for production activities related to a feature film. As of the date of this report on Form 10-K, Mistress Movie had no operations or assets.

In October 2020, the Company formed Into the Black Productions LLC, a wholly owned subsidiary in the State of Arizona (“Into the Black”), as a subsidiary of Rivulet Films. As of the date of this report on Form 10-K, Into the Black had no operations or assets.

The Company has and will continue to form special purpose subsidiaries to produce various films and music.

Business

The Company is engaged in the production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. Although the Company has commenced nominal revenue-generating operations, it does not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the period from February 11, 2020 (inception) through July 31, 2020, the Company incurred a net loss of $1,066,928. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At July 31, 2020, the Company has limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the period from February 11, 2020 (inception) through July 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business subsequent to July 31, 2020 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

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

Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The most significant estimates to be made by management in the preparation of the consolidated financial statements are expected to relate to revenues realized and costs incurred for films and television programs; valuing equity instruments issued; the realization of deferred tax assets; accruals for contingent liabilities; impairment assessments for investments in films and television programs, equity investments and intangible assets.

Revenue Recognition

Film and Television Program Revenues

The Company’s film and television program business is expected to generate revenues principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places.

Revenue will be recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services or goods. Revenues do not include taxes collected from customers on behalf of taxing authorities, such as sales tax and value-added tax.

Licensing Arrangements. The Company’s content licensing arrangements are expected to include fixed fee and minimum guarantee arrangements, and sales or usage-based royalties.

Fixed Fee or Minimum Guarantees: The Company’s fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) will be recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

Sales or Usage Based Royalties: Sales or usage based royalties will represent amounts due to the Company based on the “sale” or “usage” of the Company’s content by the customer, and revenues which will be recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated and has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation will generally be satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements will generally not be reported to the Company until after the close of the reporting period. The Company will record revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates will be based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.

Revenues by Market or Product Line. The following describes the revenues expected to be generated by market or product line.

●	Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis. Revenue from the theatrical release of feature films are treated as sales or usage- based royalties, are recognized as revenue starting at the exhibition date and are based on the Company’s participation in box office receipts of the theatrical exhibitor.

●	Home Entertainment. Home entertainment consists of Digital Media and Packaged Media.

◦	Digital Media. Digital media will include digital transaction revenue sharing arrangements (pay-per-view and video-on-demand platforms, electronic sell through (“EST”), and digital rental) and licenses of content to digital platforms for a fixed fee.

Digital Transaction Revenue Sharing Arrangements: Will represent primarily revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, the Company shares in the rental or sales revenues generated by the platform on a title-by-title basis. These digital media platforms generate revenue from rental and EST arrangements, such as download-to-own, download-to-rent, and video-on-demand. These revenue sharing arrangements are recognized as sales or usage-based royalties based on the performance of these platforms and pursuant to the terms of the contract, as discussed above.

Licenses of Content to Digital Platforms: Will represent primarily the licensing of content to subscription-video-on-demand (“SVOD”) or other digital platforms for a fixed fee. As discussed above, revenues are recognized when the content has been delivered and the window for the exploitation right in that territory has begun.

◦	Packaged Media. Packaged media revenues will represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as “Packaged Media”) in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).

●	Television. Television revenues will be derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues will include fixed fee arrangements, as well as arrangements in which the Company will earn advertising revenue from the exploitation of certain content on television networks. Television will also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform. Revenues associated with a title, right, or window from television licensing arrangements will be recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun.

●	International. International revenues will be derived from (1) licensing of the Company’s productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company’s productions, acquired films, and the Company’s catalog product and libraries of acquired titles; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, will be recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues will also be generated from sales or usage-based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company’s customer generating a royalty due to the Company has occurred.

●	Other. Other revenues will be derived from the licensing of the Company’s film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions earned and executive producer fees related to talent management.

Revenues from the licensing of film and television content and the sales and licensing of music will be recognized when the content has been delivered and the license period has begun, as discussed above. Revenues from the licensing of symbolic intellectual property (i.e., licenses of motion pictures or television characters, brands, storylines, themes or logos) will be recognized over the corresponding license term. Commissions will be recognized as such services are provided.

Deferred Revenue. Deferred revenue is expected to relate primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation.

Payment terms are expected to vary by location and type of customer and the nature of the licensing arrangement, however, other than multi-year license arrangements; payments will generally be due within 60 days after revenue is recognized. For certain multi-year licensing arrangements, primarily in the television, digital media, and international markets, payments may be due over a longer period. When the Company expects the period between fulfillment of the Company’s performance obligation and the receipt of payment to be greater than a year, a significant financing component will be present. In these cases, such payments will be discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The significant financing component will be recorded as a reduction to revenue and accounts receivable initially, with such accounts receivable discount amortized to interest income over the period to receipt of payment. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, the Company expects the period between fulfillment of the performance obligation and subsequent payment to be one year or less.

In other cases, customer payments may be made in advance of when the Company fulfills its performance obligation and recognizes revenue. This may primarily occur under television production contracts, in which payments may be received as the production progresses, international motion picture contracts, where a portion of the payments are received prior to the completion of the movie and prior to license rights start dates, and pay television contracts with multiple windows with a portion of the revenues deferred until the subsequent exploitation windows commence. These arrangements will not contain significant financing components because the reason for the payment structure is not for the provision of financing to the Company, but rather to mitigate the Company’s risk of customer non-performance and incentivize the customer to exploit the Company’s content.

Cash

The Company maintains its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company has not experienced any losses to date resulting from this practice.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business activities. Agreements for these services may be for a specific time period or for a specific project or task.

Costs and expenses incurred that represented 10% or more of costs for the period from February 11, 2020 (inception) through July 31, 2020 consist of legal fees of $268,124 incurred with the Company’s corporate law firm, which represented 28% of total general and administrative costs for such period.

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

The Company had no unrecognized tax benefits as of July 31, 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of July 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, employees, contractors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company accounts for stock-based payments to officers, directors, employees, contractors and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense over the period during which the individual is required to perform services in exchange for the award, which is generally over the vesting period of the award.

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

The Company recognizes the fair value of stock-based compensation awards in in the Company’s consolidated statements of operations. Through July 31, 2020, stock-based compensation costs have been included in general and administrative costs. The Company issues new shares of common stock to satisfy stock option exercises.

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

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, convertible preferred stock and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because convertible debt and stock options outstanding were anti-dilutive.

At July 31, 2020 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

Convertible Promissory Note	127,136
Common stock subscription receivable	11,000,000
Common stock options	9,000,000
Total	20,127,136

The 11,000,000 shares of common stock associated with the outstanding common stock subscription receivable at July 31, 2020 have been excluded from the calculation of basic and diluted EPS.

Weighted average common shares outstanding has been retroactively restated for all periods presented to reflect the accounting effect of the reverse acquisition transaction (see Note 1).

Investment Securities

Investment securities consist of marketable securities with a quoted market price and are measured and accounted for at fair value at the end of each reporting period, with any changes in fair value recognized as a gain or loss in the consolidated statement of operations for the applicable period.

Property and Equipment

Property and equipment will be recorded at cost. Major improvements are capitalized, while maintenance and repairs that do not improve or extend the useful life of the respective assets are charged to expense as incurred. Gains and losses from disposition of property and equipment will be included in income and expense when realized. Depreciation of property and equipment will be provided using the straight-line method over an estimated useful life of three years. The Company will recognize depreciation of property and equipment in the Company’s consolidated statement of operations.

Leases

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company did not have any leases within the scope of ASU 2016-02 at July 31, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management is currently in the process of assessing the impact of the adoption of ASU-2016-13 on the Company’s consolidated financial statement presentation and disclosures subsequent to its adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the effect that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. CHANGE IN CONTROL AND REVERSE ACQUISITION TRANSACTIONS

The change in control transaction effective March 26, 2020 and the reverse acquisition transaction effective April 13, 2020 are described at Note 1.

A summary of the current assets acquired from Bio-Matrix and the stockholders’ equity accounts adjusted as a result of the reverse acquisition transaction effective as of April 13, 2020 is presented below. There were no liabilities assumed in conjunction with the reverse acquisition transaction. In conjunction with the change in control transaction, all current liabilities of Bio-Matrix, including accounts payable and notes payable to related and unrelated parties, plus accrued interest, aggregating $141,936, were paid by the Buyers through a contribution to capital to Bio-Matrix prior to the closing of the reverse acquisition transaction, which became effective on April 13, 2020. All amounts recorded were at historical (predecessor) cost basis.

Current assets acquired:
Cash	$572
Investment securities	8,797
Total current assets	$9,369

Adjustment to stockholders’ deficiency:
Preferred stock (1,434 shares issued)	$202
Series B preferred stock (1,347 shares issued)	72
Common stock (7,810,996 shares issued)	781
Additional paid-in capital	8,314
Shares issued in reverse acquisition transaction	$9,369

4. INVESTMENT SECURITIES

On April 13, 2020, in conjunction with the reverse acquisition (see Notes 1 and 3), the Company recorded marketable securities as follows:

				Change in
				Fair Value
				For the Period
	Number			From April 13, 2020
	of	Fair Value at		through
	Shares	April 13, 2020	July 31, 2020	July 31, 2020
Common Shares of Entest Group, Inc. (ENTI)	66,667	$367	$260	$(107)
Common Shares of Regen Biopharma, Inc. (RGBP)	29,076,665	2,906	5,814	2,908
Series A Preferred Shares of Regen Biopharma, Inc. (RGBPP)	2,907,666	5,524	4,362	(1,162)
Total		$8,797	$10,436	$1,639

5. INTELLECTUAL PROPERTY

At July 31, 2020, intellectual property consisted of rights for various program and property rights. The agreements underlying these rights were entered into with related parties during February 2020. The Company issued 62,531,965 shares of common stock in exchange for assignment of such rights. As such rights were acquired from related parties, the Company recorded such rights at their historical (predecessor) cost basis reflecting an aggregate value of $300.

6. ARPAIO LIFE STORY RIGHTS AGREEMENT

On May 20, 2020, the Company and Joseph M. Arpaio (“Arpaio”), who served as the 36th Sheriff of Maricopa County, Arizona for 24 years, from 1993 to 2017, entered into a Life Story Rights Agreement (the “Arpaio Agreement”), pursuant to which the Company was granted an exclusive option to acquire the motion picture, television, home-video, allied, subsidiary, and ancillary rights to Arpaio’s life story, including his name, likeness, and biography. The rights to be granted upon exercise of the option include the right to write, produce, distribute, advertise, publicize, and record soundtracks for one or more motion pictures, including remakes and sequels. The option period extends for 12 months, with a 12-month extension at the Company’s option. Prior to exercise of the option, the Company may prepare screenplays and budgets, and engage in other customary development and pre-production activities.

Arpaio will be entitled to a consulting fee of $10,000, payable within 10 days of the earlier of exercise of the option or commencement of principal photography of the first motion picture produced under the Arpaio Agreement. If the option is not exercised, this fee does not become due and payable. Additionally, as consideration for the rights granted under the Arpaio Agreement, Arpaio will be entitled to compensation of $20,000 for each 30 minutes that the motion picture(s) is/are expected to run (payable pro-rata at $675 per minute), payable upon the earlier of exercise of the option or commencement of principal photography of the first motion picture produced under the Arpaio Agreement.

7. MAUGHAN MUSIC GROUP, LLC AGREEMENT

As of May 28, 2020, the Company, Maughan Music, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company formed May 26, 2020 to facilitate this transaction (“Merger Sub”), and Maughan Music Group LLC, an Arizona limited liability company (the “Target”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions therein, the Target would be merged with and into Merger Sub (the “Merger”) and the separate existence of the Target would cease. Following the effectiveness of the Merger, Merger Sub would continue as the surviving corporation of the Merger (the “Surviving Corporation”). It was intended that the Merger would qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The Merger closed on June 12, 2020.

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

The 925,000 shares of common stock issued by the Company in this transaction were valued at $115,532, based on the closing market price of the Company’s common stock of $0.1249 per share on the June 12, 2020 closing date. At July 31, 2020, based on the underlying structure of the transaction, the Company determined that the $115,532 of consideration paid in the form of common stock for the acquisition of Maughan Music Group, LLC had no future value. Accordingly, such amount was charged to operations for the period from February 11, 2020 (inception) through July 31, 2020.

8. PROJECT DEVELOPMENT COSTS

The Company had one documentary film in development at July 31, 2020 related to the Arpaio Agreement (see Note 6). Development costs to date are as follows:

Balance at February 11, 2020	$—
Additions	134,413
Transferred to production costs	—
Charged to operations	—
Balance at July 31, 2020	$134,413

9. CONVERTIBLE PROMISSORY NOTE

On June 9, 2020, the Company issued a 90-day unsecured convertible promissory note in the amount of $25,000, with interest at 12% interest per annum and maturing on September 7, 2020. The unsecured convertible promissory note is convertible into shares of common stock of the Company at $0.20 per share, which was in excess of the closing market price of the Company’s common stock on June 9, 2020 of $0.07 per share.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of July 31, 2020 are summarized below.

Net operating loss carryforwards	$185,525
Valuation allowance	(185,525)
Net deferred tax assets	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of July 31, 2020, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the period from February 11, 2020 (inception) through July 31, 2020 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the period from February 11, 2020 (inception) through July 31, 2020.

U. S. federal statutory tax rate	(21.0)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

At July 31, 2020, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $185,525 and $43,289, respectively. Federal net operating losses, if not utilized earlier, expire through 2040. The state net operating losses expire through 2025.

Additionally, at July 31, 2020, the Company has available net operating loss carryforwards for federal income tax purposes which were acquired from the accounting acquiree in connection with the reverse acquisition transaction. Under Internal Revenue Code Section 382, the Company’s ability to use these net operating loss carryforwards is severely limited because of statutory change in control provisions, as a result of which they are not material and are therefore not included in the deferred tax assets described herein.

As the Company’s net operating losses have yet to be utilized, all tax years remain open to examination by federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

11. STOCKHOLDERS’ DEFICIENCY

Preferred Stock

The Company is authorized to issue a total of 20,000,000 shares of preferred stock, par value $0.0001 per share.

In conjunction with the reverse acquisition transaction (see Note 1), the Company recorded issued and outstanding preferred stock of Bio-Matrix consisting of 1,434 shares of Preferred Stock with a carrying value of $202 and 1,347 shares of Series B Preferred Stock with a carrying value of $72.

The class of Non-Voting Preferred Stock, of which 200,000 shares, par value $1.00 per share, had been authorized, of which none were outstanding, were eliminated effective May 26, 2020.

Common Stock

The Company is authorized to issue a total of 200,000,000 shares of common stock, par value $0.0001 per share.

During the period from February 11, 2020 (inception) through March 31, 2020, Rivulet Films entered into four common stock subscription agreements aggregating $700,000, three of which aggregating $150,000 for 5,023,800 shares of common stock, were paid in April 2020. The remaining $550,000 subscription receivable from a related party to purchase 11,000,000 shares of common stock has been presented as a reduction to stockholders’ deficiency in the accompanying consolidated balance sheet at July 31, 2020.

The $550,000 subscription receivable from a related party dated February 11, 2020 for 11,000,000 shares of common stock is unsecured and provides for interest at 2% per annum, with interest and principle due on March 7, 2023. Interest income is being recognized on a cash basis as and when received by the Company. Interest income through July 31, 2020 that had not been recognized by the Company was $5,183.

Effective February 11, 2020, Rivulet Films issued 600,000 shares of common stock to its controller in exchange for services rendered, which were recorded at their fair value of $17,914 (approximately $0.03 per share) and included in general and administrative expenses in the consolidated statement of operations for the period from February 11, 2020 (inception) through July 31, 2020. Fair value was determined by reference to contemporaneous arm’s-length securities transactions with unrelated parties.

Effective April 13, 2020, the Company issued 62,531,965 shares of common stock in exchange for intellectual property (see Note 5) which was valued at its historical (predecessor) cost basis of $300 and included in other assets in the consolidated balance sheet at July 31, 2020.

On June 12, 2020, in connection with the closing of the Maughan Music Group, LLC transaction, the Company issued 925,000 shares of common stock, which were valued at $115,532, based on the closing market price of the Company’s common stock of $0.1249 per share on the June 12, 2020 closing date. At July 31, 2020, based on the underlying structure of the transaction, the Company determined that the $115,532 of consideration paid in the form of common stock for the acquisition of Maughan Music Group, LLC had no future value and was thus charged to operations on such date.

During June and July 2020, the Company sold 8,800,000 shares of common stock to unrelated parties at $0.05 per share for total proceeds of $440,000.

Additional information with respect to shares of common stock issued is provided at Notes 1 and 5.

12. STOCK-BASED COMPENSATION

On May 26, 2020, the Board of Directors of the Company approved and adopted the 2020 Equity Incentive Plan, with an aggregate of 16,000,000 shares issuable under the plan, with a ten-year expiration, and providing that options for no more than 10,000,000 shares be granted as Incentive Stock Options. As of July 31, 2020, stock options for 9,000,000 shares of common stock had been granted.

The Company periodically issues common stock and stock options to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and can be affected by several variables, the most significant of which are the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

The Company recognizes the fair value of stock-based compensation awards in the Company’s consolidated statement of operations.

For stock options requiring an assessment of value during the period from February 11, 2020 (inception) through July 31, 2020, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.34%
Expected dividend yield	0%
Expected volatility	37.85%
Expected life	5 years

Stock-based compensation cost for the period from February 11, 2020 (inception) through July 31, 2020 was $183,472.

A summary of stock option activity during the period from February 11, 2020 (inception) through July 31, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at February 11, 2020	—	$—
Granted	9,000,000	0.10
Exercised	—	—
Expired	—	—
Stock options outstanding at July 31, 2020	9,000,000	$0.10	10.00

Stock options exercisable at July 31, 2020	5,000,000	$0.10	10.00

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $117,000 as of July 31, 2020, which will be recognized subsequent to July 31, 2020 over a weighted-average period of approximately two years.

The intrinsic value of exercisable but unexercised in-the-money stock options at July 31, 2020 was approximately $1,700,000 based on a fair market value of $0.44 per share on July 31, 2020.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

13. RELATED PARTY TRANSACTIONS

As of July 31, 2020, the Company has a $550,000 common stock subscription receivable with a related party (see Note 11) that has been presented as a reduction to stockholders’ deficiency in the accompanying consolidated balance sheet.

As of July 31, 2020, the Company had paid producer fees to an officer totaling $51,500 that are accounted for as project development costs in the accompanying consolidated balance sheet (see Note 8).

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On May 1, 2020, the Company entered into a short-term lease assignment with a related party for office space in Gilbert, Arizona through December 31, 2020 at the rate of approximately $800 per month. Through July 31, 2020, the Company charged $2,400 to operations with respect to this lease assignment.

Employment Agreement

On May 27, 2020, the Company, Rivulet Films, and Paris Film, Inc. and Rob Paris (together, the “Employee”) entered into an Employment Agreement (the “Paris Agreement” and together with the Arpaio Agreement, the “Agreements”), pursuant which Rivulet Films agreed to employ Employee in the position of President of Rivulet Films. The employment of the Employee began on June 1, 2020, for a guaranteed term of six months, following which time the employment relationship may be terminated with or without good cause or for any reason or no reason by either the Employee or Rivulet Films.

The Employee will be paid $10,000 per month commencing June 1, 2020 through November 30, 2020, which shall be guaranteed by the Company. Additionally, upon execution of the Paris Agreement, the Company issued stock options to purchase 9,000,000 shares of common stock at an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on such date, of which options for 5,000,000 shares vested on May 27, 2020, options for 2,000,000 shares will vest on June 1, 2021, and the remaining options for 2,000,000 shares will vest on June 1, 2022. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $300,227 ($0.03336 per share), of which $166,793 was attributable to the stock options fully-vested on May 27, 2020 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from May 27, 2020 through June 1, 2022. During the year ended July 31, 2020, the Company recorded a charge to operations of $183,472 with respect to these stock options. The Employee will also have the right to participate in all equity stock option plans and programs established for employees by Rivulet Films in all aspects and benefit to that of any other similarly situated C-suite employee of Rivulet Films, including its Chief Executive Officer. Rivulet Films will also provide the Employee with other benefits, such as bonuses, perk packages, preferred stock positions, box office bonuses, and back-end/contingent compensation made generally available to similarly situated employees, including its Chief Executive Officer. The Employee will be attached as producer, subject to a separate producer agreement to be negotiated, to all projects sourced by Employee during the term of his employment. The Paris Agreement subjects the Employee to certain restrictive covenants and a standard confidentiality provision.

In connection with the employment, to the extent controlled by the Employee and so long as the Employee remains attached to each project in perpetuity, the Employee grants to Rivulet Films a right of first refusal to all rights, title, and interest to the film projects known as Please Baby Please and Acolyte, as well as to all other film, story, or other production concepts which the Employee creates, develops, or otherwise originates during the term of employment and not passed on by Rivulet Films.

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business, which are not expected to have a material adverse effect upon the Company’s financial statements. As of July 31, 2020, the Company was not a party to any pending or threatened legal proceedings.

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

15. SUBSEQUENT EVENTS

Employment Agreements

On August 12, 2020, the Company, and Michael J. Witherill entered into an Employment Agreement with respect to his positions as President, Chief Financial Officer, Principal Accounting Officer, and a member of the board of directors (the “Board”) of the Company. Mr. Witherill will devote his full time and attention to his duties, and will receive an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Witherill or the Board as needed to cover other Company expenses. Mr. Witherill is permitted to serve as a director of not for profit and for profit businesses that do not compete with the Company.

On August 14, 2020, the Company and Aaron Klusman entered into an Employment Agreement with respect to his positions as Chief Executive Officer and a member of the Board. Mr. Klusman is to devote as much time and attention to his duties as is necessary, and will receive an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Klusman or the Board as needed to cover other Company expenses. Mr. Klusman is permitted to purchase, sell, oversee, manage, and develop real estate properties and projects; and serve as a director of not for profit and for profit businesses that do not compete with the Company.

Both Mr. Witherill and Mr. Klusman (together, the “Executives”) will be eligible for a quarterly and an annual discretionary bonus as periodically established by the Board based upon metrics that will be established by the Board in its sole discretion. The Executives are also eligible to participate in and receive stock options under the Company’s 2020 Equity Incentive Plan. The Employment Agreements provide that notwithstanding anything to the contrary in the Company’s existing or future incentive plans or any award agreement, upon a Change of Control, as defined in the Employment Agreements, all of the Executives’ outstanding unvested equity-based awards shall, at their option, vest and become immediately exercisable and unrestricted.

The employment of the Executives under the Employment Agreements commenced effective April 1, 2020, and will continue for two years, subject to successive one-year renewals. Each Executive will be an “at-will” employee. Either the Executive or the Company may terminate his employment with or without cause, for any reason or no reason, and at any time. The Executives are each subject to standard confidentiality provisions and a non-compete, non-solicitation covenant for a one-year period following termination of employment.

Payments on Common Stock Subscription Receivable

On August 24, 2020, a principal payment of $17,400 was received with respect to the $550,000 common stock subscription receivable from a related party, as a result of which 348,000 shares of common stock were issued

On September 2, 2020, a principal payment of $20,000 was received with respect to the $550,000 common stock subscription receivable from a related party, as a result of which 400,000 shares of common stock were issued.

On September 16, 2020, a principal payment of $30,000 was received with respect to the $550,000 common stock subscription receivable from a related party, as a result of which 600,000 shares of common stock were issued.

Sale of Common Stock

On August 13, 2020, the Company sold 2,000,000 shares of common stock to an existing shareholder at $0.05 per share for total proceeds of $100,000.

On August 26, 2020, the Company sold 1,200,000 shares of common stock to an existing shareholder at $0.05 per share for total proceeds of $60,000.

On September 30, 2020, the Company sold 1,000,000 shares of common stock to an existing shareholder at $0.05 per share for total proceeds of $50,000.

On September 30, 2020, the Company sold 1,000,000 shares of common stock to an unrelated party at $0.05 per share for total proceeds of $50,000.

On October 8, 2020, the Company sold 2,000,000 shares of common stock to an existing shareholder at $0.05 per share for total proceeds of $100,000.

On October 13, 2020, the Company sold 1,000,000 shares of common stock to an existing shareholder at $0.05 per share for total proceeds of $50,000.

On October 15, 2020, the Company sold 5,000,000 shares of common stock to an existing shareholder at $0.05 per share for total proceeds of $250,000.

Conversion of Unsecured Convertible Promissory Note

On August 31, 2020, the principal balance of the unsecured convertible promissory note of $25,000, plus accrued interest payable of $682, was repaid through the conversion into 128,410 shares of common stock (see Note 9).

Issuance of Convertible Promissory Note

On September 16, 2020, the Company issued a two-year unsecured convertible promissory note in the amount of $100,000, with interest at 5% per annum and maturing on September 15, 2022. The note is convertible into shares of common stock of the Company at $0.80 per share, which was in excess of the closing market price of the Company’s common stock on September 16, 2020 of $0.26 per share. If the closing price of the Company’s common stock reaches $1.20 per share or greater, the outstanding principal and all accrued interest on this note shall automatically convert into common stock at the specified conversion rate.

Issuance of Multiple Advance Promissory Note

On October 7, 2020, Rivulet Films issued a multiple advance promissory note (the “Note”) to Lawrence Silver, an approximately 11% shareholder of the Company, in the amount of $1,000,000, with interest at 10% per annum. The Note matures on October 6, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. The Note is secured by a first lien security interest on all of the assets of Rivulet Films (including its equity interest in PBP Productions LLC), personal guarantees of the Company’s officers, Michael Witherill and Aaron Klusman, and a corporate guarantee of the Company. Rivulet Films is required to use borrowings under the Note to pay production costs associated with the movie production currently entitled “Please Baby Please”. Borrowings under this Note may be repaid at any time and reborrowed until the maturity date. Rivulet Films (including its subsidiaries) is required to apply any other funds received by it for the purpose of film financing and then any excess proceeds to pay any principal and interest owing under this Note. Rivulet Films has borrowed a total of $800,000 under this Note through November 9, 2020.

Distribution of Interests in Subscription Receivable

Blue Scout Enterprises LLC, an affiliated company (“Blue Scout”), entered into a subscription agreement to acquire 11,000,000 shares of common stock as part of the formation of Rivulet Films on February 11, 2020. On October 14, 2020, Blue Scout entered into assignment agreements with the respective LLC members to distribute such equity interests through note agreements secured by the underlying common shares, based on the original purchase price of $0.05 per share. As a result of this distribution of equity interests in the subscription receivable, a director of the Company and an employee of the Company received 1,000,000 shares and 400,000 shares, respectively.

Issuance of Promissory Note

On October 29, 2020, the Company issued a six-month unsecured promissory note to Daniel Crosser, who is an approximately 14% shareholder of the Company, in the amount of $100,000, with interest at 10% per annum. The note matures on April 29, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements, other than those as described above.