Form 10-Q
period 2020-10-31
Rivulet Media, Inc.
filed 2020-12-15
CIK 1079282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32201

RIVULET MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0824714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1206 East Warner Road, Suite 101-I
Gilbert, Arizona 85296

(Address of principal executive offices, including Zip Code)

(480) 225-4052

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of December 3, 2020, the Company had 118,020,171 shares of common stock, $0.0001 par value, issued and outstanding.

RIVULET MEDIA, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$500,668	$18,281
Investment in marketable securities	16,518	10,436
Other prepaid expenses and current assets	21,612	2,945
Total current assets	538,798	31,662
Intellectual property	300	300
Project development costs, including $28,236 and $51,500 to related parties, at October 31, 2020 and July 31, 2020, respectively	886,684	134,413
Total assets	$1,425,782	$166,375

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$67,197	$170,972
Compensation and related expenses payable, including $90,000 and $90,000 to a related party, at October 31, 2020 and July 31, 2020, respectively	207,427	120,317
Unsecured promissory note payable to related party, including accrued interest payable of $56 at October 31, 2020	100,056	—
Convertible promissory note payable, including accrued interest payable of $427, at July 31, 2020	—	25,427
Total current liabilities	374,680	316,716
Non-current liabilities:
Secured multiple advance promissory note payable to related party, including accrued interest payable of $3,236 at October 31, 2020	803,236	—
Convertible promissory note payable, including accrued interest payable of $616 at October 31, 2020	100,616	—
Total liabilities	1,278,532	316,716

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred Stock, $0.0001 par value; authorized – 20,000,000 shares; issued and outstanding – 1,434 shares	202	202
Series B preferred stock, $0.0001 par value; authorized – 2,000,000 shares; issued and outstanding – 1,347 shares	72	72
Common stock, $0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 110,020,171 shares and 96,691,761 shares at October 31, 2020 and July 31, 2020, respectively	11,002	9,669
Additional paid-in capital	2,163,232	1,456,644
Common stock subscription receivable from related party	(482,600)	(550,000)
Accumulated deficit	(1,544,658)	(1,066,928)
Total stockholders’ equity (deficiency)	147,250	(150,341)
Total liabilities and stockholders’ equity (deficiency)	$1,425,782	$166,375

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended October 31, 2020

Revenues	$—

Costs and expenses:
General and administrative costs:
Officers, directors, affiliates and other related parties	232,239
Other costs	246,646
Sales and marketing	4,000
Total costs and expenses	482,885
Loss from operations	(482,885)
Other income (expense):
Change in fair value of investment in marketable securities	6,082
Interest expense	(927)
Total other income (expense), net	5,155
Net loss	$(477,730)

Net loss per common share – basic and diluted	$(0.01)

Weighted average common shares outstanding – basic and diluted	91,401,511

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

Three Months Ended October 31, 2020

								Common
								Stock
								Subscription		Total
							Additional	Receivable		Stockholders’
	Preferred		Series B Preferred		Common Stock		Paid-In	From	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	(Deficiency)
Balance, July 31, 2020	1,434	$202	1,347	$72	96,691,761	$9,669	$1,456,644	$(550,000)	$(1,066,928)	$(150,341)
Payments received on common stock subscription receivable from related party	-	-	-	-	-	-	-	67,400	-	67,400
Conversion of unsecured convertible promissory note payable	-	-	-	-	128,410	13	25,669	-	-	25,682
Sales of common stock	-	-	-	-	13,200,000	1,320	658,680	-	-	660,000
Stock-based compensation expense	-	-	-	-	-	-	22,239	-	-	22,239
Net loss	-	-	-	-	-	-	-	-	(477,730)	(477,730)
Balance, October 31, 2020	1,434	$202	1,347	$72	110,020,171	$11,002	$2,163,232	$(482,600)	$(1,544,658)	$147,250

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended October 31, 2020

Cash flows from operating activities:
Net loss	$(477,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,239
Change in fair value of investment in marketable securities	(6,082)
Changes in operating assets and liabilities:
(Increase) in -
Prepaid expenses and current assets	(18,667)
Increase (decrease) in -
Accounts payable and accrued expenses	(103,775)
Compensation and related expenses payable	87,110
Accrued interest payable	4,163
Net cash used in operating activities	(492,742)

Cash flows from investing activities:
Increase in project development costs	(752,271)
Net cash used in investing activities	(752,271)

Cash flows from financing activities:
Proceeds from sales of common stock	660,000
Payments received on common stock subscription receivable	67,400
Proceeds from issuance of convertible promissory note payable	100,000
Proceeds from issuance of secured promissory note payable	800,000
Proceeds from issuance of unsecured promissory note payable	100,000
Net cash provided by financing activities	1,727,400

Cash:
Net increase	482,387
Balance at beginning of period	18,281
Balance at end of period	$500,668

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—
Income taxes	$—

Noncash investing and financing activities:

Principal amount of convertible promissory note payable converted into common stock	$25,000

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES

(Formerly known as Bio-Matrix Scientific Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended October 31, 2020

1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements of Rivulet Media, Inc., a Delaware corporation, including its wholly-owned subsidiaries (collectively, the “Company”), at October 31, 2020, and for the three months ended October 31, 2020 are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of October 31, 2020, and the results of its operations for the three months ended October 31, 2020, and its cash flows for the three months ended October 31, 2020. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at July 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020, as filed with the SEC.

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

Upon completion of the transaction, Heather Cassady owned approximately 54% of the voting capital stock of Bio-Matrix immediately after the transaction. For financial accounting purposes, this transaction was considered a reverse acquisition of Bio-Matrix by Pine Hills, Inc. and was treated as a recapitalization with Pine Hills, Inc. as the accounting acquirer. Pine Hills was liquidated on August 13, 2020.

2020 Change in Control Transaction

On March 26, 2020, Debbie Rasmussen and Klusman Family Holdings (together, the “Buyers”) and David Koos and Heather Cassady (together, the “Sellers”) closed a Stock Purchase Agreement (the “SPA”) whereby Buyers purchased from Sellers 4,364,235 shares of the outstanding common stock of Bio-Matrix. This transaction resulted in a change in control of Bio-Matrix, based on the transfer of approximately 55.8% of the outstanding common shares of Bio-Matrix from Sellers to Buyers. The amount of consideration for the purchase of such common shares was $215,000, with the source of the consideration being a loan from an unaffiliated third party.

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

On May 26, 2020, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to (1) change the Company’s name to Rivulet Media, Inc.; (2) increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 shares to 200,000,000 shares, par value $0.0001 per share, with the number of shares of preferred stock that the Company is authorized to issue remaining unchanged at 20,000,000 shares, par value $0.0001 per share; and (3) eliminate the class of Non-Voting Preferred Stock, of which 200,000 shares, par value $1.00 per share, had been authorized, of which none were outstanding.

Formation of Subsidiaries

In June 2020, the Company formed Borderline Productions LLC, an Arizona limited liability company, as a wholly-owned subsidiary of Rivulet Films for a documentary related to the life of former Arizona Sheriff Joe Arpaio. Production activities had commenced as of July 31, 2020.

In June 2020, the Company formed PBP Productions LLC, an Arizona limited liability company, as a wholly-owned subsidiary of Rivulet Films for production activities related to the film “Please Baby Please”. Production activities began during September 2020.

In August 2020, the Company formed Mistress Movie, LLC, an Arizona limited liability company, as a wholly-owned subsidiary of Rivulet Films for production activities related to a feature film. As of October 31, 2020, production activities had not commenced; production activities commenced during December 2020.

In October 2020, the Company formed Into the Black Productions LLC, an Arizona limited liability company as wholly-owned subsidiary of Rivulet Films for production activities related to a documentary film. As of December 1, 2020, production activities had not commenced.

The Company expects to continue to form special purpose subsidiaries to produce various films and music projects.

Business

The Company is engaged in the production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales.

The Company’s business activities are subject to significant risks and uncertainties, including the need for additional capital, as described below at “Going Concern”. Although the Company has commenced business operations at October 31, 2020, it does not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

At July 31, 2020, the Company had commenced production of a documentary related to the life of former Arizona Sheriff Joe Arpaio. During the three months ended October 31, 2020, the Company commenced the filming of its first film production, “Please Baby Please”. The Company subsequently commenced the filing of its second film production, “Mistress Movie”, in December 2020. Upon completion of a production, the Company expects to receive initial revenues from domestic and foreign distribution contracts.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the three months ended October 31, 2020, the Company incurred a net loss of $477,730. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At October 31, 2020, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurance that the Company will be successful in this regard.

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

The development and expansion of the Company’s business subsequent to October 31, 2020 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

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

The most significant estimates to be made by management in the preparation of the consolidated financial statements relate to revenues realized and costs incurred for films and television programs; valuing equity instruments issued; the realization of deferred tax assets; accruals for contingent liabilities; impairment assessments for investments in films and television programs, equity investments and intangible assets.

Film, Television Programs, and Music Production Costs

Film, television program, and music production costs are capitalized in accordance with Accounting Standards Codification 926, Entertainment - Films. Capitalized amounts are stated at the lower of cost, less accumulated amortization, or fair value. These costs represent capitalized costs for the production of films and other entertainment projects. In addition to the films, television programs and music that the Company may produce, costs of productions in development are capitalized as development costs and are transferred to production costs when the project is set for production. Films, television programs and music in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects, as well as amounts paid to musical artists. Projects in development are written off if they are determined not to be recoverable, and are evaluated for impairment at each reporting period.

Once a project is released to consumers, the capitalized costs are amortized on an individual project basis in the proportion that the current revenue for each project bears to the estimated remaining unrecognized revenue to be received from all sources for each project as of the beginning of the current fiscal year. Revenue and cost forecasts are periodically reviewed by management and revised when warranted.

The carrying value of film costs are reviewed for impairment each reporting period on a project-by-project basis. If events or changes in circumstance indicate that the fair value of the capitalized costs on a specific project is less than the carrying value, an impairment charge is recognized in the amount by which the unamortized costs exceed the project’s fair value.

The Company has not completed any projects as of October 31, 2020 and has not recognized any impairment charges.

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

Revenues by Market or Product Line. The following describes the revenues expected to be generated by market or product line.

●	Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis. Revenue from the theatrical release of feature films are treated as sales or usage- based royalties, are recognized as revenue starting at the exhibition date and are based on the Company’s participation in box office receipts of the theatrical exhibitor.

●	Home Entertainment. Home entertainment consists of Digital Media and Packaged Media.

●	Digital Media. Digital media will include digital transaction revenue sharing arrangements (pay-per-view and video-on-demand platforms, electronic sell through (“EST”), and digital rental) and licenses of content to digital platforms for a fixed fee.

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

●	Packaged Media. Packaged media revenues will represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as “Packaged Media”) in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).

●	Television. Television revenues will be derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues will include fixed fee arrangements, as well as arrangements in which the Company will earn advertising revenue from the exploitation of certain content on television networks. Television will also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform. Revenues associated with a title, right, or window from television licensing arrangements will be recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun.

●	International. International revenues will be derived from (1) licensing of the Company’s productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company’s productions, acquired films, and the Company’s catalog product and libraries of acquired titles; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, will be recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues will also be generated from sales or usage-based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company’s customer generating a royalty due to the Company has occurred.

●	Other. Other revenues will be derived from the licensing of the Company’s film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions earned and executive producer fees related to talent management.

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

Investment in Marketable Securities

The Company’s investment in marketable securities consists primarily of corporate equities with a quoted market price that are classified as trading securities. Marketable securities are stated at fair value as determined by the closing price of each security at each balance sheet date. Unrealized gains and losses on these securities are included in operations for the applicable period.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business activities. Agreements for these services may be for a specific time period or for a specific project or task.

Costs and expenses incurred that represented 10% or more of costs for the three months ended October 31, 2020 consist of legal fees of $57,145 incurred with the Company’s corporate law firm, which represented 12% of total general and administrative costs for such period and audit fees of $64,661 incurred with the Company corporate auditor, which represented 14% of total general and administrative cost for such period.

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

The Company had no unrecognized tax benefits as of October 31, 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of October 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company recognizes the fair value of stock-based compensation awards in in the Company’s consolidated statements of operations. Through October 31, 2020, stock-based compensation costs have been included in general and administrative costs. The Company issues new shares of common stock to satisfy stock option exercises.

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

The Company’s financial instruments include investment in marketable securities, prepaid expenses, deposits, accounts payable, accrued expenses, and due to related parties. The estimated fair value of these instruments approximates their respective carrying amounts due to the short-term nature of these instruments.

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

At October 31, 2020 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

Convertible Promissory Note	125,770
Common stock subscription receivable	9,652,000
Common stock options	9,000,000
Total	18,777,770

The 9,652,000 shares of common stock associated with the outstanding common stock subscription receivable at October 31, 2020 have been excluded from the calculation of basic and diluted EPS.

Weighted average common shares outstanding has been retroactively restated for all periods presented to reflect the accounting effect of the 2020 Reverse Acquisition Transaction (see Note 1).

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

Leases

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company did not have any leases within the scope of ASU 2016-02 at October 31, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivable. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management has not yet evaluated the effect that the adoption of ASU 2016-13 will have on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

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

Current assets acquired:
Cash	$572
Investment in marketable securities	8,797
Total current assets	$9,369

Adjustment to stockholders’ deficiency:
Preferred stock (1,434 shares issued)	$202
Series B preferred stock (1,347 shares issued)	72
Common stock (7,810,996 shares issued)	781
Additional paid-in capital	8,314
Shares issued in reverse acquisition transaction	$9,369

4. INVESTMENT IN MARKETABLE SECURITIES

On April 13, 2020, in conjunction with the reverse acquisition (see Notes 1 and 3), the Company recorded an initial investment in marketable securities as presented below.

The Company’s investment in marketable securities consists primarily of corporate equities with a quoted market price that are classified as trading securities at October 31, 2020 and July 31, 2020. Marketable securities are stated at fair value as determined by the closing price of each security at each balance sheet date. Unrealized gains and losses on these securities are included in operations for the applicable period.

				Change in
				Fair Value
				For the
	Number			Three Months
	of	Fair Value at		Ended
	Shares	July 31, 2020	October 31, 2020	October 31, 2020
Common Shares of Entest Group, Inc. (ENTI)	66,667	$260	$526	$267
Common Shares of Regen Biopharma, Inc. (RGBP)	29,076,665	5,814	11,630	5,815
Series A Preferred Shares of Regen Biopharma, Inc. (RGBPP)	2,907,666	4,362	4,362	-
Total		$10,436	$16,518	$6,082

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

7. PROJECT DEVELOPMENT COSTS

At October 31, 2020, the Company had one documentary film in development related to the Arpaio Agreement (see Note 6) and one feature film in development. Development costs to date are summarized as follows:

Balance at July 31, 2020	$134,413
Additions	752,271
Transferred to production costs	—
Charged to operations	—
Balance at October 31, 2020	$886,684

Included in such costs at October 31, 2020 are pre-production costs of $7,037 related to a film that began filming in December 2020.

During the three months ended October 31, 2020, the Company paid producer fees to an officer of the Company aggregating $25,000, which are accounted for as project development costs in the accompanying consolidated balance sheet.

8. PROMISSORY NOTES PAYABLE

SHORT-TERM NOTES PAYABLE

On June 9, 2020, the Company issued a 90-day unsecured convertible promissory note in the amount of $25,000, with interest at 12% interest per annum and maturing on September 7, 2020. The unsecured convertible promissory note was convertible into shares of common stock of the Company at $0.20 per share, which was in excess of the closing market price of the Company’s common stock on June 9, 2020 of $0.07 per share. On August 31, 2020, the principal balance of the unsecured convertible promissory note of $25,000, plus accrued interest payable of $682, was repaid through conversion into 128,410 shares of common stock.

On October 29, 2020, the Company issued a six-month unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, in the amount of $100,000, with interest at 10% per annum. The note matures on April 29, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of October 31, 2020, accrued interest related to the unsecured promissory note was $56.

LONG-TERM NOTES PAYABLE

On September 16, 2020, the Company issued a two-year unsecured convertible promissory note in the amount of $100,000, with interest at 5% per annum and maturing on September 15, 2022. The note is convertible into shares of common stock of the Company at $0.80 per share, which was in excess of the closing market price of the Company’s common stock on September 16, 2020 of $0.26 per share. If the closing price of the Company’s common stock reaches $1.20 per share or greater, the outstanding principal and all accrued interest on this note shall automatically convert into common stock at the specified conversion rate. As of October 31, 2020, accrued interest payable related to the unsecured convertible promissory note payable was $616.

On October 7, 2020, Rivulet Films, Inc., a wholly-owned subsidiary of the Company (“Rivulet Films”), issued a multiple advance promissory note (the “Note”) to Lawrence Silver, an approximate 11% shareholder of the Company, in the amount of $1,000,000, with interest at 10% per annum. The Note matures on October 6, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. The Note is secured by a first lien security interest on all of the assets of Rivulet Films (including its equity interest in PBP Productions LLC), personal guarantees of the Company’s officers, Michael Witherill and Aaron Klusman, and a corporate guarantee of the Company. Rivulet Films is required to use borrowings under the Note primarily to pay production costs associated with the movie production currently entitled “Please Baby Please”. Borrowings under this Note may be repaid at any time and reborrowed until the maturity date. Rivulet Films is required to apply any other funds received by it for the purpose of film financing and then any excess proceeds to pay any principal and interest owing under this Note. As of October 31, 2020, principal borrowings outstanding under the Note were $800,000, and related accrued interest was $3,236, which has been capitalized as project development cost (see Note 7).

9. STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

During the period from February 11, 2020 (inception) through March 31, 2020, Rivulet Films entered into four common stock subscription agreements aggregating $700,000. Three of the subscriptions receivable aggregating $150,000 for 5,023,800 shares of common stock were paid in April 2020. The remaining $550,000 of subscriptions receivable from Blue Scout Enterprises LLC (“Blue Scout”), a related party, to purchase 11,000,000 shares of common stock was presented as a reduction to stockholders’ deficiency in the accompanying consolidated balance sheet at July 31, 2020.

The $550,000 subscription receivable from Blue Scout dated February 11, 2020 for 11,000,000 shares of common stock is unsecured and provides for interest at 2% per annum, with interest and principle due on March 7, 2023. Interest income is being recognized on a cash basis as and when received by the Company. Interest income through October 31, 2020 that had not been recognized by the Company was $7,753.

On August 24, 2020, a principal payment of $17,400 was received with respect to the $550,000 common stock subscription receivable, as a result of which 348,000 shares of common stock were issued.

On September 2, 2020, a principal payment of $20,000 was received with respect to the $550,000 common stock subscription receivable, as a result of which 400,000 shares of common stock were issued.

On September 16, 2020, a principal payment of $30,000 was received with respect to the $550,000 common stock subscription receivable, as a result of which 600,000 shares of common stock were issued.

On October 14, 2020, Blue Scout entered into assignment agreements with its respective LLC members to distribute such equity interests through note agreements secured by the underlying common shares, based on the original purchase price of $0.05 per share. As a result of this distribution of equity interests in the subscription receivable, a director of the Company and an employee of the Company received 1,000,000 shares and 400,000 shares, respectively.

During the three months ended October 31, 2020, the Company sold 12,200,000 shares of common stock to existing shareholders at $0.05 per share for total proceeds of $610,000.

On September 30, 2020, the Company sold 1,000,000 shares of common stock to an unrelated party at $0.05 per share for total proceeds of $50,000.

Additional information with respect to shares of common stock issued is provided at Notes 1 and 5.

10. STOCK-BASED COMPENSATION

On May 26, 2020, the Board of Directors of the Company approved and adopted the 2020 Equity Incentive Plan, with an aggregate of 16,000,000 shares issuable under the plan, with a ten-year expiration, and providing that options for no more than 10,000,000 shares be granted as Incentive Stock Options. As of October 31, 2020, stock options for 9,000,000 shares of common stock had been granted.

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

For stock options issued during the three months ended October 31, 2020, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	0.34%
Expected dividend yield	0%
Expected volatility	37.85%
Expected life	5 years

Stock-based compensation cost for the three months ended October 31, 2020 was $22,239.

A summary of stock option activity during the three months ended October 31, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at July 31, 2020	9,000,000	$0.10
Granted	9,000,000	0.10
Exercised	—	—
Expired	—	—
Stock options outstanding at October 31, 2020	9,000,000	$0.10	10.00

Stock options exercisable at October 31, 2020	5,000,000	$0.10	10.00

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $94,500 as of October 31, 2020, which will be recognized subsequent to October 31, 2020 over a weighted-average period of approximately 1.75 years.

The intrinsic value of exercisable but unexercised in-the-money stock options at October 31, 2020 was approximately $1,200,000 based on a fair market value of $0.34 per share on October 31, 2020.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

11. RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2020, the Company paid producer fees to an officer totaling $25,000, which were accounted for as project development costs in the accompanying consolidated balance sheet at October 31, 2020 (see Note 8).

Information with respect to the collection of common stock subscriptions receivable from related parties is provided at Note 9.

Information with respect to employee compensation is provided at Note 12.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On May 1, 2020, the Company entered into a short-term lease assignment with an unrelated party for office space in Gilbert, Arizona through December 31, 2020 at the rate of approximately $800 per month. During the three months ended October 31, 2020, the Company charged $2,448 to operations with respect to this lease assignment.

Employment Agreements

On May 27, 2020, the Company, and Paris Film, Inc. and Rob Paris (together, the “Employee”) entered into an Employment Agreement (the “Paris Agreement” and together with the Arpaio Agreement, the “Agreements”), pursuant which the Company agreed to employ Employee in the position of President of Rivulet Films, a subsidiary of the Company. The employment of the Employee began on June 1, 2020, for a guaranteed term of six months, following which time the employment relationship may be terminated with or without good cause or for any reason or no reason by either the Employee or the Company.

The Employee will be paid $10,000 per month commencing June 1, 2020 through November 30, 2020, which shall be guaranteed by the Company. Additionally, upon execution of the Paris Agreement, the Company issued stock options to purchase 9,000,000 shares of common stock at an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on such date, of which options for 5,000,000 shares vested on May 27, 2020, options for 2,000,000 shares will vest on June 1, 2021, and the remaining options for 2,000,000 shares will vest on June 1, 2022. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $300,227 ($0.03336 per share), of which $166,793 was attributable to the stock options fully-vested on May 27, 2020 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options will be charged to operations ratably from May 27, 2020 through June 1, 2022. During the three months ended October 31, 2020, the Company recorded a charge to operations of $22,239 with respect to these stock options. The Employee will also have the right to participate in all equity stock option plans and programs established for employees by Rivulet Films in all aspects and benefit to that of any other similarly situated C-suite employee of Rivulet Films, including its Chief Executive Officer. Rivulet Films will also provide the Employee with other benefits, such as bonuses, perk packages, preferred stock positions, box office bonuses, and back-end/contingent compensation made generally available to similarly situated employees, including its Chief Executive Officer. The Employee will be attached as producer, subject to a separate producer agreement to be negotiated, to all projects sourced by Employee during the term of his employment. The Paris Agreement subjects the Employee to certain restrictive covenants and a standard confidentiality provision. During the three months ended October 31, 2020, the Company recorded a charge to operations of $30,000 with respect to the cash portion of the Paris Agreement.

In connection with the employment, to the extent controlled by the Employee and so long as the Employee remains attached to each project in perpetuity, the Employee grants to Rivulet Films a right of first refusal to all rights, title, and interest to the film projects known as “Please Baby Please” and “Acolyte”, as well as to all other film, story, or other production concepts which the Employee creates, develops, or otherwise originates during the term of employment and not passed on by Rivulet Films.

On August 12, 2020, the Company, and Michael J. Witherill entered into an Employment Agreement with respect to his positions as President, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors of the Company. Mr. Witherill will devote his full time and attention to his duties, and will receive an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Witherill or the Board of Directors as needed to cover other Company expenses. Mr. Witherill is permitted to serve as a director of not for profit and for profit businesses that do not compete with the Company. During the three months ended October 31, 2020, the Company recorded a charge to operations of $90,000 with respect to this Employment Agreement.

On August 14, 2020, the Company and Aaron Klusman entered into an Employment Agreement with respect to his positions as Chief Executive Officer and a member of the Board of Directors. Mr. Klusman is to devote as much time and attention to his duties as is necessary, and will receive an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Klusman or the Board of Directors as needed to cover other Company expenses. Mr. Klusman is permitted to purchase, sell, oversee, manage, and develop real estate properties and projects; and serve as a director of not for profit and for profit businesses that do not compete with the Company. During the three months ended October 31, 2020, the Company recorded a charge to operations of $90,000 with respect to this Employment Agreement.

Both Mr. Witherill and Mr. Klusman (together, the “Executives”) will be eligible for a quarterly and an annual discretionary bonus as periodically established by the Board of Directors based upon metrics that will be established by the Board of Directors in its sole discretion. The Executives are also eligible to participate in and receive stock options under the Company’s 2020 Equity Incentive Plan. The Employment Agreements provide that notwithstanding anything to the contrary in the Company’s existing or future incentive plans or any award agreement, upon a Change of Control, as defined in the Employment Agreements, all of the Executives’ outstanding unvested equity-based awards shall, at their option, vest and become immediately exercisable and unrestricted.

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

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business, which are not expected to have a material adverse effect upon the Company’s financial statements. As of October 31, 2020, the Company was not a party to any pending or threatened legal proceedings.

Impact of Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

13. INCOME TAXES

During the three months ended October 31, 2020, the Company did not provide any provision for income taxes, as the Company incurred losses during such period. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not that the deferred tax assets will not be realized.

14. SUBSEQUENT EVENTS

Proceeds on Multiple Advance Promissory Note

Subsequent to October 31, 2020, Rivulet Films borrowed an additional $150,000 under the Multiple Advance Promissory Note (see Note 8), increasing the Company’s total borrowings under this Note to $950,000.

Issuance of Promissory Notes

On November 10, 2020, the Company issued a three-month unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, in the amount of $200,000, with interest at 5% per annum. The note matures on February 8 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On December 10, 2020, the Company issued a three-month unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, in the amount of $160,000, with interest at 5% per annum. The proceeds under this promissory note were received by the Company in November 2020. The note matures on March 10, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

Sale of Common Stock

On November 20, 2020, the Company sold 1,000,000 shares of common stock to a convertible promissory note holder at $0.10 per share for total proceeds of $100,000.

On November 30, 2020, the Company sold an aggregate of 2,200,000 shares of common stock to two existing note holders and shareholders at $0.10 per share for total proceeds of $220,000.

On December 3, 2020, the Company entered into a Subscription Agreement to sell 4,800,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $480,000 which was subsequently received by the Company in late November and early December 2020.

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements, other than those as described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Rivulet Media, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include forward-looking statements regarding the Company’s financial position, strategy and other plans and objectives for future operations, including assumptions and predictions related thereto. These statements are generally accompanied by words such as “intend”, “anticipate”, “believe”, “estimate”, “potential(ly)”, “continue”, “forecast”, “predict”, “plan”, “may”, “will”, “could”, “would”, “should”, “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, available cash resources, competition from other similar businesses, changes in the entertainment and media industry, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020, including the section entitled “Item 1A. Risk Factors”. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Overview

The Company is engaged in the production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales, as well as the music production and distribution industry.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below at “Going Concern”. Although the Company has commenced nominal business operations, it does not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

At July 31, 2020, the Company had commenced production of a documentary related to the life of former Arizona Sheriff Joe Arpaio, which is now currently in post-production editing and is expected to be completed in early 2021, but there is no assurance that delays may not occur. During the three months ended October 31, 2020, the Company commenced the filming of its first film production, “Please Baby Please” in Montana under strict COVID -19 protocols approved by the Screen Actors Guild. The Company subsequently commenced the filing of its second film production, “Mistress Movie”, in December 2020. Upon completion of a production, the Company expects to receive initial revenues from domestic and foreign distribution contracts.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the three months ended October 31, 2020, the Company incurred a net loss of $477,730 The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At October 31, 2020, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

The development and expansion of the Company’s business subsequent to October 31, 2020 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months ended October 31, 2020 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months ended October 31, 2020 included elsewhere in this document.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations presented below is based on the Company’s consolidated financial statements for the three months ended October 31, 2020 presented elsewhere in this document, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the consolidated financial statements.

Film, Television Programs, and Music Production Costs

Film, television program, and music production costs are capitalized in accordance with Accounting Standards Codification 926, Entertainment - Films. Capitalized amounts are stated at the lower of cost, less accumulated amortization, or fair value. These costs represent capitalized costs for the production of films and other entertainment projects. In addition to the films, television programs and music that the Company may produce, costs of productions in development are capitalized as development costs and are transferred to production costs when the project is set for production. Films, television programs and music in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects, as well as amounts paid to musical artists. Projects in development are written off if they are determined not to be recoverable, and are evaluated for impairment at each reporting period.

Once a project is released to consumers, the capitalized costs are amortized on an individual project basis in the proportion that the current revenue for each project bears to the estimated remaining unrecognized revenue to be received from all sources for each project as of the beginning of the current fiscal year. Revenue and cost forecasts are periodically reviewed by management and revised when warranted.

The carrying value of film costs are reviewed for impairment each reporting period on a project-by-project basis. If events or changes in circumstance indicate that the fair value of the capitalized costs on a specific project is less than the carrying value, an impairment charge is recognized in the amount by which the unamortized costs exceed the project’s fair value.

The Company has not completed any projects as of October 31, 2020 and, accordingly, has not recognized any impairment charges.

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

Results of Operations

At October 31, 2020, the Company has commenced business operations, but did not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

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

Three Months Ended October 31, 2020

The Company’s consolidated statements of operations for the three months ended October 31, 2020 as discussed herein, are presented below. The information presented does not include any comparative information for a prior year period because the accounting acquirer in the reverse acquisition transaction effective April 13, 2020 was organized on February 11, 2020.

Revenues	$-

Costs and expenses:
General and administrative:
Officers, directors, affiliates and other related parties	232,239
Other costs	246,646
Sales and marketing	4,000
Total costs and expenses	482,885
Loss from operations	(482,885)
Other income (expense):
Change in fair value of investment in marketable securities	6,082
Interest expense	(927)
Total other income (expense), net	5,155
Net loss	$(477,730)

Net loss per common share - basic and diluted	$(0.01)

Weighted average common shares outstanding - basic and diluted	91,401,511

Revenues. The Company did not have any revenues for the three months ended October 31, 2020.

General and Administrative Costs:

Officers, Directors, Affiliates and Other Related Parties. For the three months ended October 31, 2020, general and administrative costs relating to officers, directors, affiliates and other related parties were $232,239, which consisted of stock-based compensation of $22,239 and compensation to officers of $210,000.

Other Costs. For the three months ended October 31, 2020, other general and administrative costs were $246,646 which consisted of compensation and related costs of $72,923, accounting fees of $24,108, audit fees of $64,661, legal fees of $61,505, transfer agent fees of $2,690, and other operating costs of $20,759.

Sales and Marketing Costs. For the three months ended October 31, 2020, selling and marketing costs were $4,000, which consisted of press release costs of $1,950 and branding guidance of $2,050.

Interest Expense. For the three months ended October 31, 2020, the Company had interest expense of $927, which was related to the convertible promissory note payable and short-term unsecured debt. The Company capitalized $3,236 of interest expense related to the secured multiple advance promissory note as such costs related to production costs of a feature film in process.

Change in Fair Value of Investment in Marketable Securities. For the three months ended October 31, 2020, the Company recorded a credit for the change in fair value of the investment in marketable securities of $6,082, as a result of an increase in the fair value of the investment in marketable securities held by the Company as of October 31, 2020.

Net Loss. For the three months ended October 31, 2020, the Company incurred a net loss of $477,730.

Liquidity and Capital Resources – October 31, 2020

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the three months ended October 31, 2020, the Company incurred a net loss of $477,730. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

At October 31, 2020, the Company had working capital of $164,118 and cash of $500,668. During the three months ended October 31, 2020, the Company generated cash of $660,000 from the sale of 13,200,000 shares of common stock in August, September and October 2020, and cash of $67,400 from common stock subscriptions receivable with both related and unrelated parties for 1,348,000 shares of common stock which were subscribed for in August and September 2020.

At October 31, 2020, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

Operating Activities

For the three months ended October 31, 2020, operating activities utilized cash of $492,742 to fund the Company’s ongoing operating expenses.

Investing Activities

For the three months ended October 31, 2020, the Company’s investing activities utilized cash of $752,271 for the payment of project development costs.

Financing Activities

For the three months ended October 31, 2020, the Company’s financing activities consisted of proceeds of $660,000 from the sale of 13,200,000 shares of common stock, $67,400 received from common stock subscriptions receivable for 1,348,000 shares of common stock, proceeds of $100,000 from the issuance of a convertible promissory note payable, $100,000 from the issuance of an unsecured promissory note, and $800,000 from the issuance of a secured Multiple Advance Promissory Note.

Project Funding

The Company expects that its film projects will generally be funded through a variety of techniques. The films that the Company intends to produce will likely include a star cast and a compelling script. The Company plans to use its sales agents to pre-sell foreign distribution rights, which would include money guarantees from the distributors. In addition, the Company’s sales agents will attempt to secure domestic right pre-sales through backstop (floor amount) agreements or direct distribution agreements with money guarantees. Finally, the Company plans to produce films in states that provide significant tax incentive rebates. The Company’s objective is for these agreements, together with the tax incentives, to provide security for bank financing at 80% to 90% of the aggregate contract and tax incentive amounts. The Company’s objective is that bank loans, pre-sale agreements and tax incentive assignments will provide sufficient funds to finance the respective project costs.

In some cases, while the funds may be sufficient to fully finance a production, there may be a timing difference between obtaining the funds and the time frame needed to complete the project. In such cases, the Company intends to seek temporary funding from film project lenders until the Company is able to obtain project financing from a senior lender.

Principal Commitments

Employment Agreements

The Company and its wholly owned subsidiaries have entered into employment agreements with their officers with total aggregate monthly salaries of $70,000.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at July 31, 2020 or October 31, 2020.

Impact of Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2020, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of October 31, 2020, due to the identification of significant deficiencies and the existence of the material weaknesses in the Company’s internal control over financial reporting as described below, the design and operation of its disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP and SEC reporting standards, for the reasons noted below.

The Company effected a reverse merger transaction effective April 13, 2020 with a company that had only recently been formed on February 11, 2020, as a result of which the business, operations, accounting, board of directors and executive management of the Company changed. In conjunction with the preparation of the unaudited consolidated financial statements as of and for the period ended October 31, 2020, the Company identified certain accounting issues that indicated certain deficiencies in the Company’s internal ability to prepare financial statements in accordance with US GAAP and SEC reporting standards.

Current executive management has not yet assembled the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls, as well as with the technical competence and accounting experience to address accounting and reporting issues under US GAAP and SEC reporting standards. Current management has retained the services of qualified outside consultants with expertise to perform specific accounting and finance functions, and to assist in the design of accounting and internal control systems. Accordingly, the Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will take some time to accomplish and will require the availability of additional operating capital. However, there can be no assurances that these efforts will be sufficient to fully develop and implement adequate disclosure controls and procedures and internal controls over financial reporting.

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

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the three months ended October 31, 2020.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any pending or threatened legal actions or claims.

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which are beyond the Company’s control, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020, as filed with the Securities and Exchange Commission on November 12, 2020 (the “2020 Form 10-K”).

The Risk Factors set forth in the 2020 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2020 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

As of the date of this filing, there have been no material changes to the Risk Factors previously disclosed in the Company’s 2020 Form 10-K, except as noted below.

Impact of Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

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

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Promissory Notes Payable into Common Stock

On June 9, 2020, the Company issued a 90-day unsecured convertible promissory note in the amount of $25,000, with interest at 12% interest per annum and maturing on September 7, 2020. The unsecured convertible promissory note was convertible into shares of common stock of the Company at $0.20 per share, which was in excess of the closing market price of the Company’s common stock on June 9, 2020 of $0.07 per share. On August 31, 2020, the principal balance of the unsecured convertible promissory note of $25,000, plus accrued interest payable of $682, was repaid through conversion into 128,410 shares of common stock.

Issuance of Common Stock

On August 24, 2020, a principal payment of $17,400 was received with respect to the $550,000 common stock subscription receivable, as a result of which 348,000 shares of common stock were issued.

On September 2, 2020, a principal payment of $20,000 was received with respect to the $550,000 common stock subscription receivable, as a result of which 400,000 shares of common stock were issued.

On September 16, 2020, a principal payment of $30,000 was received with respect to the $550,000 common stock subscription receivable, as a result of which 600,000 shares of common stock were issued.

During the three months ended October 31, 2020, the Company sold 12,200,000 shares of common stock to existing shareholders at $0.05 per share for total proceeds of $610,000.

On September 30, 2020, the Company sold 1,000,000 shares of common stock to an unrelated party at $0.05 per share for total proceeds of $50,000.

The proceeds from the sale of the shares of common stock were used for project development and general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

Rivulet Films borrowed an additional $150,000 under the Multiple Advance Promissory Note dated October 26, 2020 disclosed on the Form 8-K filed on October 30, 2020, increasing the Company’s total borrowings under this Note to $950,000.

ITEM 6. EXHIBITS

Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 000-32201.

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit A of the Schedule 14C filed on May 1, 2020.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 22, 2020.

10.1	Employment Agreement between Rivulet Media, Inc. and Michael J. Witherill, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020 and incorporated herein by reference.+

10.2	Employment Agreement between Rivulet Media, Inc. and Aaron Klusman, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020 and incorporated herein by reference.+

10.3	Form of Subscription Agreement for Convertible Promissory Note, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2020 and incorporated herein by reference.

10.4	Form of Convertible Promissory Note for Convertible Promissory Note, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2020 and incorporated herein by reference.

10.5	Form of Subscription Agreement for Common Stock, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2020 and incorporated herein by reference.

10.6	Multiple Advance Promissory Note, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2020 and incorporated herein by reference.

10.7	Security Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2020 and incorporated herein by reference.

10.8	Guaranty, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2020 and incorporated herein by reference.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certifications.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVULET MEDIA, INC.
(Registrant)

Date: December 15, 2020	By:	/s/ AARON KLUSMAN
Aaron Klusman
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: December 15, 2020	By:	/s/ MICHAEL WITHERILL
Michael Witherill
President, Chief Financial Officer, Vice-Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)