Form 10-Q
period 2021-01-31
Rivulet Media, Inc.
filed 2021-03-22
CIK 1079282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Yes ☐ No ☒

As of February 28, 2021, the Company had 121,270,171 shares of common stock, $0.0001 par value, issued and outstanding.

RIVULET MEDIA, INC. AND SUBSIDIARIES

(Formerly known as Bio-Matrix Scientific Group, Inc.)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$204,545	$18,281
Investment in marketable securities	42,608	10,436
Other prepaid expenses and current assets	4,540	2,945
Total current assets	251,693	31,662
Intellectual property	300	300
Project development costs, including $103,944 and $51,500 with related parties, at January 31, 2021 and July 31, 2020, respectively	3,046,634	134,413
Total assets	$3,298,627	$166,375

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$145,325	$170,972
Compensation and related expenses payable, including $285,000 and $90,000 to a related party at January 31, 2021 and July 31, 2020, respectively	322,370	120,317
Payable for rescinded stock subscription receivable	60,000	—
Unsecured promissory notes payable to related party, including accrued interest payable of $6,365 at January 31, 2021	866,365	—
Convertible promissory note payable, including accrued interest payable of $427, at July 31, 2020	—	25,427
Total current liabilities	1,394,060	316,716
Non-current liabilities:
Secured multiple advance promissory note payable to related party, including accrued interest payable of $27,444 at January 31, 2021	1,027,444	—
Convertible promissory note payable, net of discount on debt, including accrued interest payable of $1,877 at January 31, 2021	57,297	—
Total liabilities	2,478,801	316,716

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred Stock, $0.0001 par value; authorized – 20,000,000 shares; issued and outstanding – 1,434 shares	202	202
Series B preferred stock, $0.0001 par value; authorized – 2,000,000 shares; issued and outstanding – 1,347 shares	72	72
Common stock, $0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 121,270,171 shares and 96,691,761 shares at January 31, 2021 and July 31, 2020, respectively	12,127	9,669
Additional paid-in capital	3,357,356	1,456,644
Common stock subscription receivable from related party	(482,600)	(550,000)
Accumulated deficit	(2,067,331)	(1,066,928)
Total stockholders’ equity (deficiency)	819,826	(150,341)
Total liabilities and stockholders’ equity (deficiency)	$3,298,627	$166,375

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months and Six Months Ended January 31, 2021

	Three Months Ended January 31, 2021	Six Months Ended January 31, 2021
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Costs and expenses:
General and administrative:
Officers, directors, affiliates and other related parties	295,977	528,216
Other costs	240,677	487,323
Sales and marketing	1,174	5,174
Total costs and expenses	537,828	1,020,713
Loss from operations	(537,828)	(1,020,713)
Other income (expense):
Change in fair value of investment in marketable securities	26,090	32,172
Interest expense, net	(10,935)	(11,862)
Total other income (expense), net	15,155	20,310
Net loss	$(522,673)	$(1,000,403)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	107,166,014	91,448,810

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

Three Months and Six Months Ended January 31, 2021

									Common
									Stock
									Subscription		Total
								Additional	Receivable		Stockholders’
	Preferred		Series B Preferred		Common Stock			Paid-In	From	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Related Party	Deficit	(Deficiency)
Balance, July 31, 2020	1,434	$202	1,347	$72	96,691,761	$9,669		$1,456,644	$(550,000)	$(1,066,928)	$(150,341)
Payments received on common stock subscription receivable from related party	-	-	-	-	-	-		-	67,400	-	67,400
Conversion of unsecured convertible promissory note payable	-	-	-	-	128,410	13		25,669	-	-	25,682
Sales of common stock	-	-	-	-	13,200,000	1,320		658,680	-	-	660,000
Stock-based compensation expense	-	-	-	-	-	-		22,239	-	-	22,239
Net loss	-	-	-	-	-	-		-	-	(477,730)	(477,730)
Balance, October 31, 2020	1,434	202	1,347	72	110,020,171	11,002		2,163,232	(482,600)	(1,544,658)	147,250
Payments received on common stock subscription receivable from related party	-	-	-	-	-		-	-	-	-	-
Sales of common stock	-	-	-	-	11,250,000	1,125		1,123,875	-	-	1,125,000
Stock-based compensation expense	-	-	-	-	-		-	22,239	-	-	22,239
Discount on convertible promissory note payable	-	-	-	-	-		-	48,010	-	-	48,010
Net loss	-	-	-	-	-		-	-	-	(522,673)	(522,673)
Balance, January 31, 2021	1,434	$202	1,347	$72	121,270,171	$12,127		$3,357,356	$(482,600)	$(2,067,331)	$819,826

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended January 31, 2021

Cash flows from operating activities:
Net loss	$(1,000,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	44,478
Change in fair value of investment in marketable securities	(32,172)
Amortization of discount on convertible promissory note payable	3,430
Changes in operating assets and liabilities:
(Increase) in -
Prepaid expenses and current assets	(1,595)
Increase (decrease) in -
Accounts payable and accrued expenses	(25,647)
Compensation and related expenses payable	202,052
Accrued interest payable	35,941
Net cash used in operating activities	(773,916)

Cash flows from investing activities:
Increase in project development costs	(2,912,221)
Net cash used in investing activities	(2,912,221)

Cash flows from financing activities:
Proceeds from sales of common stock	1,785,000
Proceeds from rescinded stock subscription receivable	60,000
Payments received on common stock subscription receivable	67,400
Proceeds from issuance of convertible promissory note payable	100,000
Proceeds from issuance of secured promissory note payable	1,000,000
Proceeds from issuance of unsecured promissory notes payable	990,001
Payments on unsecured promissory notes payable	(130,000)
Net cash provided by financing activities	3,872,401

Cash:
Net increase	186,264
Balance at beginning of period	18,281
Balance at end of period	$204,545

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—
Income taxes	$—

Non-cash investing and financing activities:

Principal amount of convertible promissory note payable converted into common stock	$25,000
Debt discount recognized on amendment of convertible promissory note payable	$48,010
Principal amount of unsecured promissory note transferred at date of maturity to promissory note with later maturity date	$85,000

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months and Six Months Ended January 31, 2021

1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements of Rivulet Media, Inc., a Delaware corporation, including its wholly-owned subsidiaries (collectively, the “Company”), at January 31, 2021, and for the three months and six months ended January 31, 2021, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of January 31, 2021, and the results of its operations for the three months and six months ended January 31, 2020, and its cash flows for the six months ended January 31, 2021. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at July 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date.

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

The current control shareholders of Bio-Matrix (consisting of Mike Witherill, Debbie Rasmussen (the wife of Mike Witherill), and Klusman Family Holdings (controlled by Aaron Klusman), through a series of orchestrated and interdependent transactions over a period of approximately three months, obtained effective control of Bio-Matrix (both a majority of the equity and the board of directors) and caused Rivulet Films to become a wholly-owned subsidiary of Bio-Matrix. Accordingly, for financial accounting purposes, this transaction was considered a reverse acquisition of Bio-Matrix by Rivulet Films and was treated as a recapitalization with Rivulet Films as the accounting acquiror and Bio-Matrix as the accounting acquiree. The financial statements presented herein consist of those of Rivulet Films for the period commencing February 11, 2020 (inception), with the financial statements of Bio-Matrix included for the period commencing April 13, 2020.

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

The Company forms special purpose subsidiaries to produce various programs and music projects.

In June 2020, the Company formed Borderline Productions LLC, an Arizona limited liability company, as a wholly-owned subsidiary of Rivulet Films, to produce a documentary film entitled “It’s Complicated” about the life of former Arizona Sheriff Joe Arpaio. Production activities commenced as of July 31, 2020.

In June 2020, the Company formed PBP Productions LLC, an Arizona limited liability company, as a wholly-owned subsidiary of Rivulet Films, to produce a feature film entitled “Please Baby Please”. Production activities commenced during September 2020.

In August 2020, the Company formed Mistress Movie, LLC, an Arizona limited liability company, as a wholly-owned subsidiary of Rivulet Films, to produce a feature film entitled “Mistress”. Production activities commenced during December 2020.

In October 2020, the Company formed Into the Black Productions LLC, an Arizona limited liability company, as wholly-owned subsidiary of Rivulet Films, to produce a documentary film entitled “Into the Black”. Production activities had not commenced as of January 31, 2021.

In February 2021, the Company formed Storyland Animation Studio, LLC, an Arizona limited liability company, as wholly-owned subsidiary of Rivulet Media, to produce a children’s television series entitled “Storyland”. Production activities commenced during February 2021.

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

The Company’s business activities are subject to significant risks and uncertainties, including the need for additional capital, as described below at “Going Concern”. The Company does not currently have positive cash flows from operations and is dependent on periodic infusions of capital to fund its operating requirements.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the six months ended January 31, 2021, the Company incurred a net loss of $1,000,403. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At January 31, 2021, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurance that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the period from February 11, 2020 (inception) through July 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and successfully implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

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

The Company has not completed any projects as of January 31, 2021 and has not recognized any impairment charges.

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

Fixed Fee or Minimum Guarantees.

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

Sales or Usage Based Royalties.

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

Home Entertainment. Home entertainment consists of Digital Media and Packaged Media.

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

Packaged Media: Packaged media revenues will represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as “Packaged Media”) in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).

Television: Television revenues will be derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues will include fixed fee arrangements, as well as arrangements in which the Company will earn advertising revenue from the exploitation of certain content on television networks. Television will also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform. Revenues associated with a title, right, or window from television licensing arrangements will be recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun.

International: International revenues will be derived from (1) licensing of the Company’s productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company’s productions, acquired films, and the Company’s catalog product and libraries of acquired titles; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media or territory, will be recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues will also be generated from sales or usage-based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company’s customer generating a royalty due to the Company has occurred.

Other: Other revenues will be derived from the licensing of the Company’s film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions earned and executive producer fees related to talent management.

Deferred Revenue

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

Costs and expenses incurred that represented 10% or more of costs for the three months ended January 31, 2021 consist of legal fees of $90,142 incurred with the Company’s corporate law firm, which represented 17% of total general and administrative costs for such period, and an area standards agreement of $63,738 incurred with the Company’s IATSE union liaison, which represented 12% of total general and administrative costs for such period

Costs and expenses incurred that represented 10% or more of costs for the six months ended January 31, 2021 consist of legal fees of $147,287 incurred with the Company’s corporate law firm, which represented 15% of total general and administrative costs for such period, audit fees of $92,665 incurred with the Company corporate audit firm, which represented 9% of total general and administrative cost for such period, and an area standards agreement of $63,738 incurred with the Company’s IATSE union liaison, which represented 6% of total general and administrative costs for such period.

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

The Company had no unrecognized tax benefits as of January 31, 2021 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of January 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company recognizes the fair value of stock-based compensation awards in in the Company’s consolidated statements of operations. Through January 31, 2021, stock-based compensation costs have been included in general and administrative costs. The Company issues new shares of common stock to satisfy stock option exercises.

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

At January 31, 2021, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

Convertible promissory note	101,877
Common stock subscription receivable	9,652,000
Common stock options	9,000,000
Total	18,753,877

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

Leases

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company did not have any leases within the scope of ASU 2016-02 at January 31, 2021.

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

In March 2019, the FASB issued ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters— Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials (“ASU 2019-02”). ASU 2019-02 aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. Accordingly, the capitalization of production costs for episodic television series is no longer constrained until persuasive evidence of secondary market revenues exists. This new guidance also updates certain presentation and disclosure requirements for capitalized film and television costs and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominantly monetized with other owned or licensed content. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. In addition, under previous guidance, film and television programs accounted for under the broadcasting accounting standard were carried on the balance sheet at the lower of cost or net realizable value. This new guidance requires that an entity test a film or television program for impairment, when impairment indicators are present, at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. The impairment would be measured as the difference between the carrying value of the film group and its fair value rather than its net realizable value. This new guidance requires that an entity provide new disclosures about content that is either produced or licensed, and classify cash flows for licensed content as cash flows from operating activities in the statement of cash flows. ASU 2019-02 was effective for the Company’s fiscal year beginning August 1, 2020, and was required to be adopted on a prospective basis. The adoption of ASU 2019-02 did not have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption. The Company will continue to present all project development costs, including capitalized costs of acquired programming rights, as non-current assets in its consolidated balance sheet.

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

The Company’s investment in marketable securities consists primarily of corporate equities with a quoted market price that are classified as trading securities at January 31, 2021 and July 31, 2020. Marketable securities are stated at fair value as determined by the closing price of each security at each balance sheet date. Unrealized gains and losses on these securities are included in operations for the applicable period.

				Change in
				Fair Value
				For the
	Number			Six Months
	of	Fair Value at		Ended
	Shares	July 31, 2020	January 31, 2021	January 31, 2021
Common Shares of Entest Group, Inc. (ENTI)	66,667	$260	$593	$333
Common Shares of Regen Biopharma, Inc. (RGBP)	29,076,665	5,814	29,076	23,262
Series A Preferred Shares of Regen Biopharma, Inc. (RGBPP)	2,907,666	4,362	12,939	8,577
Total		$10,436	$42,608	$32,172

5. INTELLECTUAL PROPERTY

At July 31, 2020, intellectual property consisted of rights for various program and property rights. The agreements underlying these rights were entered into with related parties during February 2020. The Company issued 62,531,965 shares of common stock in exchange for such rights. As such rights were acquired from related parties, the Company recorded such rights at their historical (predecessor) cost basis reflecting an aggregate value of $300.

6. ARPAIO LIFE STORY RIGHTS AGREEMENT

On May 20, 2020, the Company and Joseph M. Arpaio (“Arpaio”), who served as the 36th Sheriff of Maricopa County, Arizona for 24 years (from 1993 to 2017), entered into a Life Story Rights Agreement (the “Arpaio Agreement”), pursuant to which the Company was granted an exclusive option to acquire the motion picture, television, home-video, allied, subsidiary, and ancillary rights to Arpaio’s life story, including his name, likeness, and biography. The rights to be granted upon exercise of the option include the right to write, produce, distribute, advertise, publicize, and record soundtracks for one or more motion pictures, including remakes and sequels. The option period extends for 12 months, with a 12-month extension at the Company’s option. Prior to exercise of the option, the Company may prepare screenplays and budgets, and engage in other customary development and pre-production activities.

Arpaio was entitled to a consulting fee of $10,000 due within 10 days of the earlier of exercise of the option or commencement of principal photography of the first motion picture produced under the Arpaio Agreement, which has been accrued at January 31, 2021 and recorded as an addition to project development costs. Additionally, as consideration for the rights granted under the Arpaio Agreement, Arpaio will be entitled to compensation of $20,000 for each 30 minutes that the motion picture(s) is/are expected to run (payable pro-rata at $675 per minute), payable upon the earlier of exercise of the option or commencement of principal photography of the first motion picture produced under the Arpaio Agreement. Pursuant to an amendment to the Arpaio Agreement dated June 1, 2020, Arpaio will be entitled to compensation for a 3-season series POD CAST at the rate of $2,000 per episode and 25% of the net profits.

7. PROJECT DEVELOPMENT COSTS

At January 31, 2021, the Company had one documentary film in development related to the Arpaio Agreement (see Note 6) and two feature films in development.

	Production
		“Please
	“It’s	Baby
	Complicated”	Please”	“Mistress”	Interest	Total

Balance, July 31, 2020	$134,413	$—	$—	$—	$134,413
Additions	3,518	738,480	7,037	3,236	752,271
Transferred to production costs	—	—	—	—	—
Charged to operations	—	—	—	—	—
Balance, October 31, 2020	137,931	738,480	7,037	3,236	886,684
Additions	20,154	1,240,919	874,669	24,208	2,159,950
Transferred to production costs	—	—	—	—	—
Charged to operations	—	—	—	—	—
Balance, January 31, 2021	$158,085	$1,979,399	$881,706	$27,444	$3,046,634

During the three months and six months ended January 31, 2021, the Company paid producer fees to an officer of the Company aggregating $0 and $25,000, respectively, which are accounted for as project development costs in the accompanying consolidated balance sheet at January 31, 2021.

8. PROMISSORY NOTES PAYABLE

SHORT-TERM NOTES PAYABLE

On June 9, 2020, the Company issued a short-term unsecured convertible promissory note in the amount of $25,000, with interest at 12% interest per annum and maturing on September 7, 2020. The unsecured convertible promissory note was convertible into shares of common stock of the Company at $0.20 per share, which was in excess of the closing market price of the Company’s common stock on June 9, 2020 of $0.07 per share. On August 31, 2020, the principal balance of the unsecured convertible promissory note of $25,000, plus accrued interest payable of $682, was repaid through conversion into 128,410 shares of common stock.

On October 29, 2020, the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, in the amount of $100,000, with interest at 10% per annum. The note matures on April 29, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of January 31, 2021, accrued interest related to the unsecured promissory note was $2,611.

On November 10, 2020, the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, in the amount of $200,000, with interest at 5% per annum. The note was scheduled to mature on February 8, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of January 31, 2021, accrued interest related to the unsecured promissory note was $2,236. On February 8, 2021, the maturity date of this note was extended to June 30, 2021.

On December 10, 2020, the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, in the amount of $160,000, with interest at 5% per annum. The proceeds under this promissory note were received by the Company in November 2020. The note was scheduled to mature on March 10, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of January 31, 2021, accrued interest related to the unsecured promissory note was $1,518. On February 26, 2021, the maturity date of this note was extended to June 30, 2021.

On December 21, 2020, the Company issued a short-term promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, in the amount of $40,000, without interest, with a scheduled maturity date of January 31, 2021. On January 31, 2021, the maturity date of this note was extended to June 30, 2021.

On December 23, 2020, the Company issued a short-term promissory note to John Morgan, an officer of the Company, in the amount of $20,000, without interest. The note was repaid on January 7, 2020.

Between December 15, 2020 and December 26, 2020, the Company’s subsidiary Mistress Movie LLC issued six short-term promissory notes to Cross Entertainment, LLC, a related party, aggregating $170,000, without interest, with a scheduled maturity date of February 28, 2021. As of January 31, 2021, $60,000 had been repaid and the remaining principal amount of $110,000 was due on these notes. On February 26, 2021, the maturity date of the $110,000 principal amount of the notes were extended to June 30, 2021.

On December 26, 2020, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, in the amount of $110,000, without interest, with a scheduled maturity date of June 30, 2021. The Company received proceeds of $10,000 on this note through January 31, 2021. On January 31, 2021, the balance of the January 7, 2021 note of $85,000 was transferred to this note. As of January 31, 2021, a principal amount of $95,000 was due on this note.

On January 5, 2020, the Company issued a short-term promissory note to Lawrence M. Silver, who is an approximate 9% shareholder of the Company, in the amount of $70,000, without interest, with a scheduled maturity date of January 31, 2021. On January 31, 2021, the maturity date of this note was extended to June 30, 2021.

On January 7, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, in the amount of $145,000, without interest, with a scheduled maturity date of January 31, 2021. Proceeds on this note were $145,000, of which $60,000 was repaid and the balance of $85,000 was transferred to the December 26, 2020 note as described above. As of January 31, 2021, there was no amounts due and payable on this note.

On January 29, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, in the amount of $85,000, without interest, with a scheduled maturity date of February 28, 2021. As of January 31, 2021, principal of $85,000 was due on this note. On February 26, 2021, the maturity date of this note was extended to June 30, 2021.

LONG-TERM NOTES PAYABLE

On September 16, 2020, the Company issued a two-year unsecured convertible promissory note payable in the amount of $100,000, with interest at 5% per annum and maturing on September 15, 2022. The note was originally convertible into shares of common stock of the Company at $0.80 per share, which was above the closing market price of the Company’s common stock of $0.26 per share on September 16, 2020.

This note was amended on December 15, 2020 to make it convertible into shares of common stock of the Company at $0.40 per share, which was below the closing market price of the Company’s common stock of $0.59 per share on December 15, 2020.

As a result of the December 15, 2020 amendment to this convertible promissory note payable, the Company recognized a beneficial conversion feature on such date to recognize the difference between the closing market price of the common stock and the amended conversion price, which resulted in the Company recording a discount on debt aggregating $48,010. This debt discount is being presented as a reduction to the carrying amount of the related convertible promissory note payable in the consolidated balance sheet and is being amortized to operations as interest expense from December 15, 2020 through September 16, 2022, the maturity date of the note. For the three months and six months ended January 31, 2021, debt discount charged to operations as interest expense was $3,430, which resulted in unamortized debt discount of $44,580 at January 31, 2021.

If the closing price of the Company’s common stock reaches $0.60 per share or greater (decreased from $1.20 per share as part of the December 15, 2020 amendment to the note), the outstanding principal and all accrued interest on this note shall automatically convert into common stock at the specified conversion rate. As of January 31, 2021, accrued interest payable related to the unsecured convertible promissory note payable was $1,877.

On October 26, 2020, Rivulet Films, Inc., a wholly-owned subsidiary of the Company (“Rivulet Films”), issued a multiple advance promissory note (the “Note”) to Lawrence Silver, an approximate 11% shareholder of the Company, in the amount of up to $1,000,000, with interest at 10% per annum. The Note matures on October 6, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. The Note is secured by a first lien security interest on all of the assets of Rivulet Films (including its equity interest in PBP Productions LLC), personal guarantees of the Company’s officers, Michael Witherill and Aaron Klusman, and a corporate guarantee of the Company. Rivulet Films is required to use borrowings under the Note primarily to pay production costs associated with the movie production currently entitled “Please Baby Please”. Borrowings under this Note may be repaid at any time and reborrowed until the maturity date. Rivulet Films is required to apply any other funds received by it for the purpose of film financing and then any excess proceeds to pay any principal and interest owing under this Note. As of January 31, 2021, principal borrowings outstanding under the Note were $1,000,000, and related accrued interest was $27,444, which has been capitalized as project development cost (see Note 7).

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

The $550,000 subscription receivable from Blue Scout dated February 11, 2020 for 11,000,000 shares of common stock is unsecured and provides for interest at 2% per annum, with interest and principal due on March 7, 2023. Interest income is being recognized on a cash basis as and when received by the Company. Interest income as of January 31, 2021 that had not been recognized by the Company was $10,186.

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

 On August 13, 2020, the Company sold 2,000,000 shares of common stock to an existing note holder and shareholder at $0.05 per share for total proceeds of $100,000.

On August 26, 2020, the Company sold 1,200,000 shares of common stock to an existing note holder and shareholder at $0.05 per share for total proceeds of $60,000.

On September 30, 2020, the Company sold 1,000,000 shares of common stock to an existing note holder and shareholder at $0.05 per share for total proceeds of $50,000.

On September 30, 2020, the Company sold 1,000,000 shares of common stock to an unrelated party at $0.05 per share for total proceeds of $50,000.

On October 8, 2020, the Company sold 2,000,000 shares of common stock to an existing note holder and shareholder at $0.05 per share for total proceeds of $100,000.

On October 13, 2020, the Company sold 1,000,000 shares of common stock to an existing note holder and shareholder at $0.05 per share for total proceeds of $50,000.

On October 15, 2020, the Company sold 5,000,000 shares of common stock to an existing note holder and shareholder at $0.05 per share for total proceeds of $250,000.

On November 26, 2020, the Company sold 1,000,000 shares of common stock to a convertible promissory note holder at $0.10 per share for total proceeds of $100,000.

On November 30, 2020, the Company sold an aggregate of 2,200,000 shares of common stock to two existing note holders and shareholders at $0.10 per share for total proceeds of $220,000.

On December 3, 2020, the Company entered into a Subscription Agreement to sell 4,800,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $480,000 which was received by the Company in late November and early December 2020.

On December 22, 2020, the Company sold 250,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $25,000.

On January 21, 2021, the Company sold 2,000,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $200,000.

On January 29, 2021, the Company sold 1,000,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $100,000.

Additional information with respect to shares of common stock issued is provided at Notes 1 and 5.

10. STOCK-BASED COMPENSATION

On May 26, 2020, the Board of Directors of the Company approved and adopted the 2020 Equity Incentive Plan, with an aggregate of 16,000,000 shares issuable under the plan, with a ten-year expiration, and providing that options for no more than 10,000,000 shares be granted as Incentive Stock Options. As of January 31, 2021, stock options for 9,000,000 shares of common stock had been granted.

For stock options issued during the six months ended January 31, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	0.34%
Expected dividend yield	0%
Expected volatility	37.85%
Expected life	5 years

Stock-based compensation cost for the three months and six months ended January 31, 2021 was $22,239 and $44,478, respectively, and was recorded in general and administrative costs in the accompanying statements of operations.

A summary of stock option activity during the six months ended January 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at July 31, 2020	9,000,000	$0.10
Granted	9,000,000	0.10
Exercised	—	—
Expired	—	—
Stock options outstanding at January 31, 2021	9,000,000	$0.10	10.00

Stock options exercisable at January 31, 2021	5,000,000	$0.10	10.00

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $72,300 as of January 31, 2021, which will be recognized subsequent to January 31, 2021 over a weighted-average period of approximately 1.5 years.

The intrinsic value of exercisable but unexercised in-the-money stock options at January 31, 2021 was approximately $1,900,000 based on a fair market value of $0.48 per share on January 31, 2021.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

11. RELATED PARTY TRANSACTIONS

During the three months and six months ended January 31, 2021, the Company paid producer fees to an officer totaling $0 and $25,000, respectively, which were accounted for as project development costs in the accompanying consolidated balance sheet at January 31, 2021 (see Note 8).

Information with respect to the issuance of promissory notes to related parties is provided at Note 8. Information with respect to the collection of common stock subscriptions receivable from related parties is provided at Note 9.

Information with respect to employee compensation is provided at Note 12.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On May 1, 2020, the Company entered into a short-term lease agreement with an unrelated party for office space in Gilbert, Arizona through December 31, 2020 at the rate of approximately $800 per month. On January 1, 2021, the Company renewed the short-term lease agreement for three months through March 31, 2021. During the three months and six months ended January 31, 2021, the Company charged $2,448 and $4,896, respectively, to general and administrative costs with respect to this lease agreement.

On February 3, 2021, the Company entered into a short-term lease agreement for 2,716 square feet of office. The lease is month-to-month. Through March 12, 2021 the cost is $5,000 per month, at which time the cost increases to $8,148 per month.

Employment Agreements

On May 27, 2020, the Company, and Paris Film, Inc. and Rob Paris (together, “Paris”) entered into an Employment Agreement (the “Paris Agreement”), pursuant which the Company agreed to employ Paris in the position of President of Rivulet Films, a subsidiary of the Company. The employment of Paris began on June 1, 2020, for a guaranteed term of six months, following which time the employment relationship may be terminated with or without good cause or for any reason or no reason by either the Paris or the Company.

Paris was paid $10,000 per month commencing June 1, 2020 through November 30, 2020, which was guaranteed by the Company. Additionally, upon execution of the Paris Agreement, the Company issued stock options to purchase 9,000,000 shares of common stock at an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on such date, of which options for 5,000,000 shares vested on May 27, 2020, options for 2,000,000 shares will vest on June 1, 2021, and the remaining options for 2,000,000 shares will vest on June 1, 2022. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $300,227 ($0.03336 per share), of which $166,793 was attributable to the stock options fully-vested on May 27, 2020 and was therefore was charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 27, 2020 through June 1, 2022.

During the three months and six months ended January 31, 2021, the Company recorded a charge to operations of $22,239 and $44,478, respectively, with respect to stock options issued pursuant to the Paris Agreement. Paris also has the right to participate in all equity stock option plans and programs established for employees by Rivulet Films in all aspects and benefits to that of any other similarly situated C-suite employee of Rivulet Films, including its Chief Executive Officer. Rivulet Films will also provide Paris with other benefits, such as bonuses, perk packages, preferred stock positions, box office bonuses, and back-end/contingent compensation made generally available to similarly situated employees, including its Chief Executive Officer. Paris will be attached as producer, subject to a separate producer agreement to be negotiated, to all projects sourced by Paris during the term of his employment. The Paris Agreement subjects Paris to certain restrictive covenants and a standard confidentiality provision. During the three months and six months ended January 31, 2021, the Company recorded a charge to operations of $30,000 and $60,000, respectively, with respect to the cash portion of the Paris Agreement, which was charged to general and administrative costs. The Paris Agreement was amended effective March 1, 2021 to increase Paris’ salary to $15,000 per month.

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

On August 12, 2020, the Company, and Michael J. Witherill entered into an Employment Agreement with respect to his positions as President, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors of the Company. Mr. Witherill is to devote his full time and attention to his duties, and receives an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Witherill or the Board of Directors as needed to cover other Company expenses, and provided further that Mr. Witherill is permitted to serve as a director of not-for-profit and for-profit businesses that do not compete with the Company. The Employment Agreement was amended on January 26, 2021 to additionally allow Mr. Witherill to serve as an officer and director of Chee Corp. During the three months and six months ended January 31, 2021, the Company recorded a charge to operations of $90,000 and $180,000, respectively, with respect to this Employment Agreement, which was charged to general and administrative costs.

On August 14, 2020, the Company and Aaron Klusman entered into an Employment Agreement with respect to his positions as Chief Executive Officer and a member of the Board of Directors of the Company. Mr. Klusman is to devote as much time and attention to his duties as is necessary, and receives an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Klusman or the Board of Directors as needed to cover other Company expenses, and provided further that Mr. Klusman is permitted to purchase, sell, oversee, manage, and develop real estate properties and projects; and serve as a director of not for profit and for profit businesses that do not compete with the Company. During the three months and six months ended January 31, 2021, the Company recorded a charge to operations of $90,000 and $180,000, respectively, with respect to this Employment Agreement, which was charged to general and administrative costs.

Both Mr. Witherill and Mr. Klusman (together, the “Executives”) are eligible for a quarterly and an annual discretionary bonus as periodically established by the Board of Directors based upon metrics that will be established by the Board of Directors in its sole discretion. The Executives are also eligible to participate in and receive stock options under the Company’s 2020 Equity Incentive Plan. These Employment Agreements provide that notwithstanding anything to the contrary in the Company’s existing or future incentive plans or any award agreement, upon a Change of Control, as defined in the Employment Agreements, all of the Executives’ outstanding unvested equity-based awards shall, at their option, vest and become immediately exercisable and unrestricted.

The employment of the Executives under the Employment Agreements commenced effective April 1, 2020, and will continue for two years, subject to successive one-year renewals. Each Executive is an “at-will” employee. Either the Executive or the Company may terminate his employment with or without cause, for any reason or no reason, and at any time. The Executives are each subject to standard confidentiality provisions and a non-compete, non-solicitation covenant for a one-year period following termination of employment.

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business, which are not expected to have a material adverse effect upon the Company’s financial statements. As of January 31, 2021, the Company was not a party to any pending or threatened legal proceedings.

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

13. INCOME TAXES

During the three months and six months ended January 31, 2021, the Company did not provide any provision for income taxes, as the Company incurred losses during such periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not that the deferred tax assets will not be realized.

14. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements, other than those as described below.

Sale of Common Stock

On February 24, 2021, the Company sold 1,000,000 shares of common stock to an existing shareholder at $0.10 per share for total proceeds of $100,000.

On February 26, 2021, the Company sold 500,000 shares of common stock to an existing shareholder at $0.10 per share for total proceeds of $50,000.

On March 11, 2021, the Company sold 3,000,000 shares of common stock to an existing shareholder at $0.10 per share for total proceeds of $300,000.

Issuance of Promissory Notes

On February 11, 2021, the Company issued a short-term promissory note to Lawrence M. Silver, who is an approximate 9% shareholder of the Company, in the amount of $100,000, without interest, with a scheduled maturity date of June 30, 2021.

Increase in Compensation Arrangement

Effective March 1, 2021, the compensation under the Paris Agreement was increased from $10,000 to $15,000 per month (see Note 12).

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

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below at “Going Concern”. The Company does not currently have positive cash flows from operations and is dependent on periodic infusions of capital to fund its operating requirements.

At July 31, 2020, the Company, through its subsidiary Borderline Productions LLC, had commenced production of a documentary film related to the life of former Arizona Sheriff Joe Arpaio entitled “It’s Complicated”. During the three months ended October 31, 2020, the Company, through its subsidiary PBP Productions LLC, commenced the filming of its first film production, “Please Baby Please”. In December 2020, the Company, through its subsidiary Mistress Movie, LLC, commenced the filming of its second film production, “Mistress”. These films are now in post-production. Upon completion of a production, the Company expects to receive initial revenues from domestic and foreign distribution contracts. At January 31, 2021 and July 31, 2020, project development costs aggregated $3,046,634 and $134,413, respectively.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the six months ended January 31, 2021, the Company incurred a net loss of $1,000,403 The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At January 31, 2021, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the period from February 11, 2020 (inception) through July 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and successfully implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended January 31, 2021 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 3 to the condensed consolidated financial statements for the three months and six months ended January 31, 2021 included elsewhere in this document.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations presented below is based on the Company’s consolidated financial statements for the three months and six months ended January 31, 2021 presented elsewhere in this document, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the consolidated financial statements.

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

The Company has not completed any projects as of January 31, 2021 and, accordingly, has not recognized any impairment charges.

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

Results of Operations

At January 31, 2021, the Company had commenced business operations, but did not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

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

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three Months Ended January 31, 2021	Six Months Ended January 31, 2021
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Costs and expenses:
General and administrative:
Officers, directors, affiliates and other related parties	295,977	528,216
Other costs	240,677	487,323
Sales and marketing	1,174	5,174
Total costs and expenses	537,828	1,020,713
Loss from operations	(537,828)	(1,020,713)
Other income (expense):
Change in fair value of investment in marketable securities	26,090	32,172
Interest expense, net	(10,935)	(11,862)
Total other income (expense), net	15,155	20,310
Net loss	$(522,673)	$(1,000,403)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	107,166,014	91,448,810

Three Months Ended January 31, 2021

Revenues. The Company did not have any revenues for the three months ended January 31, 2021.

General and Administrative:

Officers, Directors, Affiliates and Other Related Parties. For the three months ended January 31, 2021, general and administrative costs associated with officers, directors, affiliates and other related parties were $295,977, which consisted of stock-based compensation of $22,239, compensation to officers of $210,000, and costs associated with an area standards agreement incurred with the Company’s IATSE union liaison of $63,738.

Other Costs. For the three months ended January 31, 2021, other general and administrative costs were $240,677 which consisted of compensation and related costs of $82,860, accounting fees of $24,020, audit fees of $28,004, legal fees of $92,238, transfer agent fees of $4,360, and other operating costs of $9,195.

Sales and Marketing Costs. For the three months ended January 31, 2021, selling and marketing costs were $1,174, which consisted of press release costs of $525 and branding guidance and advertising of $649.

Interest Expense. For the three months ended January 31, 2021, the Company had interest expense of $10,935 (including amortization of debt discount of $3,430), net of interest income of $65, which was related to the convertible promissory note payable and short-term unsecured debt. The Company capitalized $24,208 of interest expense related to the secured multiple advance promissory note as such costs related to production costs of a feature film in process.

Change in Fair Value of Investment in Marketable Securities. For the three months ended January 31, 2021, the Company recorded a credit for the change in fair value of the investment in marketable securities of $26,090, as a result of an increase in the fair value of the investment in marketable securities held by the Company as of January 31, 2021.

Net Loss. For the three months ended January 31, 2021, the Company incurred a net loss of $522,673.

Six Months Ended January 31, 2021

Revenues. The Company did not have any revenues for the six months ended January 31, 2021.

General and Administrative:

Officers, Directors, Affiliates and Other Related Parties. For the six months ended January 31, 2021, general and administrative costs associated with officers, directors, affiliates and other related parties were $528,216, which consisted of stock-based compensation of $44,478, compensation to officers of $420,000, and an area standards agreement incurred with the Company’s IATSE union liaison of $63,738.

Other Costs. For the six months ended January 31, 2021, other general and administrative costs were $487,323 which consisted of compensation and related costs of $155,783, accounting fees of $48,128, audit fees of $92,665, legal fees of $153,743, transfer agent fees of $7,050, and other operating costs of $29,954.

Sales and Marketing Costs. For the six months ended January 31, 2021, selling and marketing costs were $5,174, which consisted of press release costs of $2,475 and branding guidance and advertising of $2,699.

Interest Expense. For the six months ended January 31, 2021, the Company had interest expense of $11,862 (including amortization of debt discount of $3,430), net of interest income of $65, which was related to the convertible promissory note payable and short-term unsecured debt. The Company capitalized $27,444 of interest expense related to the secured multiple advance promissory note as such costs related to production costs of a feature film in process.

Change in Fair Value of Investment in Marketable Securities. For the six months ended January 31, 2021, the Company recorded a credit for the change in fair value of the investment in marketable securities of $32,172, as a result of an increase in the fair value of the investment in marketable securities held by the Company as of January 31, 2021.

Net Loss. For the six months ended January 31, 2021, the Company incurred a net loss of $1,000,403.

Liquidity and Capital Resources – January 31, 2021

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the six months ended January 31, 2021, the Company incurred a net loss of $1,000,403. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

At January 31, 2021, the Company had cash of $204,545 and a working capital deficiency of $1,142,367. During the six months ended January 31, 2021, the Company generated cash of $1,785,000 from the sale of 24,450,000 shares of common stock, and cash of $67,400 from the collection of common stock subscriptions receivable from both related and unrelated parties for 1,348,000 shares of common stock which were subscribed for in August and September 2020. However, at January 31, 2021, the Company also had $866,365 of short-term indebtedness due on June 30, 2021, with respect to which it will either need to repay or extend the due date.

At January 31, 2021, the Company had limited cash resources available to fund its operations and repay the indebtedness due on June 30, 2021, and will therefore need to raise additional funds by June 30, 2021 to repay debt and finance its short-term working capital requirements. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

Operating Activities

For the six months ended January 31, 2021, operating activities utilized cash of $773,916 to fund the Company’s ongoing operating expenses.

Investing Activities

For the six months ended January 31, 2021, the Company’s investing activities utilized cash of $2,912,221 for the payment of project development costs.

Financing Activities

For the six months ended January 31, 2021, the Company’s financing activities provided net cash of $3,872,401, consisting of proceeds of $1,785,000 from the sale of 24,450,000 shares of common stock, $67,400 received from common stock subscriptions receivable for 1,348,000 shares of common stock, proceeds of $100,000 from the issuance of a convertible promissory note payable, $100,000 from the issuance of an unsecured promissory note, and $1,000,000 from the issuance of a secured Multiple Advance Promissory Note, proceeds of $990,001 in unsecured promissory notes from related parties, reduced by repayments of $130,000 and the rescission of a stock subscription receivable of $60,000.

Project Funding

The Company expects that its film projects will generally be funded through a variety of techniques. The films that the Company intends to produce will likely include a well-known cast and a compelling script. The Company plans to use its sales agents to pre-sell foreign distribution rights, which would include money guarantees from the distributors. In addition, the Company’s sales agents will attempt to secure domestic right pre-sales through backstop (floor amount) agreements or direct distribution agreements with money guarantees. Finally, the Company plans to produce films in states that provide significant tax incentive rebates. The Company’s objective is for these agreements, together with the tax incentives, to provide security for bank financing at 80% to 90% of the aggregate contract and tax incentive amounts. The Company’s objective is that bank loans, pre-sale agreements and tax incentive assignments will provide sufficient funds to finance the respective project costs.

In some cases, while the funds may be sufficient to fully finance a production, there may be a timing difference between obtaining the funds and the time frame needed to complete the project. In such cases, the Company intends to seek temporary funding from film project lenders until the Company is able to obtain project financing from a senior lender.

Principal Commitments

Employment Agreements

The Company and its wholly owned subsidiaries have entered into employment agreements with their officers with total aggregate monthly salaries of $75,000.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at July 31, 2020 or January 31, 2021.

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

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2021, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of January 31, 2021, due to the identification of significant deficiencies and the existence of the material weaknesses in the Company’s internal control over financial reporting as described below, the design and operation of its disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of January 31 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP and SEC reporting standards, for the reasons noted below.

The Company effected a reverse merger transaction effective April 13, 2020 with a company that had only recently been formed on February 11, 2020, as a result of which the business, operations, accounting, board of directors and executive management of the Company changed. In conjunction with the preparation of the unaudited consolidated financial statements as of and for the period ended January 31, 2021, the Company identified certain accounting issues that indicated certain deficiencies in the Company’s internal ability to prepare financial statements in accordance with US GAAP and SEC reporting standards.

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

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the three months and six months ended January 31, 2021.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock

On December 22, 2020, the Company sold 250,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $25,000.

On January 21, 2021, the Company sold 2,000,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $200,000.

On January 29, 2021, the Company sold 1,000,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $100,000.

In each case the shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

The proceeds from the sale of the shares of common stock referred to above were used for project development and general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

On June 1, 2020, the Company and Joseph M. Arpaio entered into an amendment to the Life Story Rights Agreement dated May 20, 2020. Pursuant to the amendment, Mr. Arpaio will be entitled to compensation for a 3-season series podcast at the rate of $2,000 per episode and 25% of the net profits.

Effective March 1, 2021, the Employment Agreement between the Company, Paris Film, Inc., and Rob Paris was amended to increase the salary of Mr. Paris from $10,000 to $15,000 per month.

The above descriptions of the amendments are only summaries of the material terms of the amendments, do not purport to be complete descriptions of the amendments, and are qualified in their entirety by reference to the amendments, copies of which are filed as Exhibit 10.11 and Exhibit 10.12 and incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities

On February 24, 2021, the Company sold 1,000,000 shares of common stock to an existing shareholder at $0.10 per share for total proceeds of $100,000.

On February 26, 2021, the Company sold 500,000 shares of common stock to an existing shareholder at $0.10 per share for total proceeds of $50,000.

On March 11, 2021, the Company sold 3,000,000 shares of common stock to an existing shareholder at $0.10 per share for total proceeds of $300,000.

In each case, the shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

ITEM 6. EXHIBITS

Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 000-32201.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit A of the Schedule 14C filed on May 1, 2020.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 22, 2020.

10.1	Promissory Note dated November 10, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 3, 2020.

10.2	Promissory Note dated December 10, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 10, 2020.

10.3	Form of Subscription Agreement for Amended Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 4, 2021.

10.4	Form of Amended Note, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 4, 2021.

10.5	Form of Subscription Agreement for Common Stock, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on January 4, 2021.

10.6	Form of Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 14, 2021.

10.7	Form of Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 28, 2021.

10.8+	Amendment to Employment Agreement, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 28, 2021.

10.9	Promissory Note dated January 29, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 10, 2021.

10.10	Form of Amendment to Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 26, 2021.

10.11*	Amendment to Life Story Rights Agreement dated June 1, 2020.

10.12*+	Amendment to Employment Agreement between Rivulet Films, Inc., Rivulet Media, Inc., Paris Film, Inc. and Rob Paris dated March 1, 2021.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certifications.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVULET MEDIA, INC.
(Registrant)

Date: March 22, 2021	By:	/s/ AARON KLUSMAN
Aaron Klusman
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 22, 2021	By:	/s/ MICHAEL WITHERILL
Michael Witherill
President, Chief Financial Officer, Vice-Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)