Form 10-Q
period 2021-04-30
Rivulet Media, Inc.
filed 2021-06-21
CIK 1079282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

Yes ☐ No ☒

As of May 31, 2021, the Company had 128,520,171 shares of common stock, $0.0001 par value, issued and outstanding.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

Table of Contents

Page Number

PART I - FINANCIAL INFORMATION	3

Item 1. Condensed Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets – April 30, 2021 (Unaudited) and July 31, 2020	3

Condensed Consolidated Statements of Operations (Unaudited) – Three Months and Nine Months Ended April 30, 2021, and For the Period February 11, 2020 (date of inception) through April 30, 2020	4

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited) – Three Months and Nine Months Ended April 30, 2021, and For the Period February 11, 2020 (date of inception) through April 30, 2020	5

Condensed Consolidated Statement of Cash Flows (Unaudited) – Nine Months Ended April 30, 2021 and For the Period February 11, 2020 (date of inception) through April 30, 2020	7

Notes to Condensed Consolidated Financial Statements (Unaudited) – Three Months and Nine Months Ended April 30, 2021, and For the Period February 11, 2020 (date of inception) through April 30, 2020	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	36

SIGNATURES	37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2021	July 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$18,281
Investment in marketable securities	733,998	10,436
Other prepaid expenses and current assets	11,785	2,945
Total current assets	745,783	31,662
Property and equipment, net	12,327	—
Intellectual property	42,457	300
Project development costs, including $128,667 and $51,500 with related parties, at April 30, 2021 and July 31, 2020, respectively	3,337,396	134,413
Total assets	$4,137,963	$166,375

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Bank overdraft	$10,211	$—
Accounts payable and accrued expenses	192,392	170,972
Compensation and related expenses payable, including $360,000 and $90,000 to a related party, at April 30, 2021 and July 31, 2020, respectively	401,551	120,317
Deferred revenue	11,613	—
Payable for rescinded stock subscription receivable	60,000	—
Unsecured promissory notes payable to related party, including accrued interest payable of $13,325, at April 30, 2021	918,325	—
Convertible promissory note payable, including accrued interest payable of $427, at July 31, 2020	—	25,427
Total current liabilities	1,594,092	316,716
Non-current liabilities:
Secured multiple advance promissory note payable to related party, including accrued interest payable of $52,166, at April 30, 2021	1,052,166	—
Convertible promissory note payable, net of discount on debt, including accrued interest payable of $3,096, at April 30, 2021	65,374	—
Total liabilities	2,711,632	316,716

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred Stock, $0.0001 par value; authorized – 20,000,000 shares; issued and outstanding – 1,434 shares	202	202
Series B preferred stock, $0.0001 par value; authorized – 2,000,000 shares; issued and outstanding – 1,347 shares	72	72
Common stock, $0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 126,270,171 shares and 96,691,761 shares at April 30, 2021 and July 31, 2020, respectively	12,627	9,669
Additional paid-in capital	3,879,095	1,456,644
Common stock subscription receivable from related party	(482,600)	(550,000)
Accumulated deficit	(1,983,065)	(1,066,928)
Total stockholders’ equity (deficiency)	1,426,331	(150,341)
Total liabilities and stockholders’ equity (deficiency)	$4,137,963	$166,375

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2021	Nine Months Ended April 30, 2021	For the Period February 11, 2020 (date of inception) through April 30, 2020
Revenues – related party	$3,000	$3,000	$—

Costs and expenses:
General and administrative:
Officers, directors, affiliates, and other related parties	256,149	784,365	110,000
Other costs	329,283	816,606	177,345
Production costs	1,639	1,639	—
Sales and marketing	8,015	13,190	649
Total costs and expenses	595,086	1,615,800	287,994
Loss from operations	(592,086)	(1,612,800)	(287,994)
Other income (expense):
Increase (decrease) in fair value of investment in marketable securities	691,389	723,562	(129)
Interest expense, net	(15,037)	(26,899)	—
Total other income (expense), net	676,352	696,663	(129)
Net income (loss)	$84,266	$(916,137)	$(288,123)

Net income (loss) per common share:
Basic	$0.00	$(0.01)	$(0.00)
Diluted	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic	115,681,834	90,504,204	75,964,632
Diluted	129,880,700	90,504,204	75,964,632

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

Three Months and Nine Months Ended April 30, 2021, and
For the Period February 11, 2020 (date of inception) through April 30, 2020

								Common
								Stock
								Subscription		Total
							Additional	Receivable		Stockholders’
	Preferred		Series B Preferred		Common Stock		Paid-In	From	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	(Deficiency)
Balance, July 31, 2020	1,434	$202	1,347	$72	96,691,761	$9,669	$1,456,644	$(550,000)	$(1,066,928)	$(150,341)
Payments received on common stock subscription receivable from related party	-	-	-	-	-	-	-	67,400	-	67,400
Conversion of unsecured convertible promissory note payable	-	-	-	-	128,410	13	25,669	-	-	25,682
Sales of common stock	-	-	-	-	13,200,000	1,320	658,680	-	-	660,000
Stock-based compensation expense	-	-	-	-	-	-	22,239	-	-	22,239
Net loss	-	-	-	-	-	-	-	-	(477,730)	(477,730)
Balance, October 31, 2020	1,434	202	1,347	72	110,020,171	11,002	2,163,232	(482,600)	(1,544,658)	147,250
Sales of common stock	-	-	-	-	11,250,000	1,125	1,123,875	-	-	1,125,000
Stock-based compensation expense	-	-	-	-	-	-	22,239	-	-	22,239
Discount on convertible promissory note payable	-	-	-	-	-	-	48,010	-	-	48,010
Net loss	-	-	-	-	-	-	-	-	(522,673)	(522,673)
Balance, January 31, 2021	1,434	202	1,347	72	121,270,171	12,127	3,357,356	(482,600)	(2,067,331)	819,826
Sales of common stock	-	-	-	-	5,000,000	500	499,500	-	-	500,000
Stock-based compensation expense	-	-	-	-	-	-	22,239	-	-	22,239
Net income	-	-	-	-	-	-	-	-	84,266	84,266
Balance, April 30, 2021	1,434	$202	1,347	$72	126,270,171	$12,627	$3,879,095	$(482,600)	$(1,983,065)	$1,426,331

(Continued)

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited) (Continued)

Three Months and Nine Months Ended April 30, 2021, and
For the Period February 11, 2020 (date of inception) through April 30, 2020

								Common
								Stock
								Subscription		Total
							Additional	Receivable		Stockholders’
	Preferred		Series B Preferred		Common Stock		Paid-In	From	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	(Deficiency)
Balance, February 11, 2020 (date of inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for intellectual property	-	-	-	-	62,531,965	6,254	(5,954)	-	-	300
Common stock subscription receivable from related party	-	-	-	-	11,000,000	1,100	548,900	(550,000)	-	-
Sales of common stock	-	-	-	-	5,023,800	502	149,498	-	-	150,000
Common stock issued for services	-	-	-	-	600,000	60	17,854	-	-	17,914
Stock issued in connection with reverse acquisition transaction	1,434	202	1,362	72	7,808,867	781	8,314	-	-	9,369
Net loss	-	-	-	-	-	-	-	-	(288,123)	(288,123)
Balance, April 30, 2020	1,434	$202	1,362	$72	86,964,632	$8,697	$718,612	$(550,000)	$(288,123)	$(110,540)

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2021	For the Period February 11, 2020 (date of inception) through April 30, 2020
Cash flows from operating activities:
Net loss	$(916,137)	$(288,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	673	-
Stock-based compensation expense	66,717	-
(Increase) decrease in fair value of investment in marketable securities	(723,562)	129
Common stock issued for services	-	17,914
Amortization of discount on convertible promissory note payable	10,288	-
Changes in operating assets and liabilities:
(Increase) in -
Prepaid expenses and current assets	(8,840)	(8,968)
Increase in -
Bank overdraft	10,211	12,766
Accounts payable and accrued expenses	21,420	86,997
Compensation and related expenses payable	281,234	28,372
Deferred revenue	11,613	-
Accrued interest payable	68,842	-
Due to related parties	-	341
Net cash used in operating activities	(1,177,541)	(150,572)

Cash flows from investing activities:
Purchase of property and equipment	(13,000)	-
Purchase of intellectual property	(42,157)	-
Increase in project development costs	(3,202,983)	-
Net cash used in investing activities	(3,258,140)	-

Cash flows from financing activities:
Cash acquired in reverse acquisition transaction	-	572
Proceeds from sales of common stock	2,285,000	150,000
Proceeds from rescinded stock subscription receivable	60,000	-
Payments received on common stock subscription receivable	67,400	-
Proceeds from issuance of convertible promissory note payable	100,000	-
Proceeds from issuance of secured promissory note payable	1,000,000	-
Proceeds from issuance of unsecured promissory notes payable	1,106,500	-
Payments on unsecured promissory notes payable	(201,500)	-
Net cash provided by financing activities	4,417,400	150,572

Cash:
Net decrease	(18,281)	-
Balance at beginning of period	18,281	-
Balance at end of period	$-	$-

(Continued)

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Continued)

	Nine Months Ended April 30, 2021	For the Period February 11, 2020 (date of inception) through April 30, 2020
Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$50	$-

Non-cash investing and financing activities:
Principal amount of convertible promissory note payable converted into common stock	$25,000	$-
Debt discount recognized on amendment of convertible promissory note payable	$48,010	$-
Principal amount of unsecured promissory note transferred at date of maturity to promissory note with later maturity date	$85,000	$-
Investment securities acquired in connection with reverse acquisition transaction	$-	$8,797
Value of preferred and common stock issued with reverse acquisition transaction	$-	$9,369

See accompanying notes to condensed consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES
(Formerly known as Bio-Matrix Scientific Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months and Nine Months Ended April 30, 2021, and
For the Period February 11, 2020 (date of inception) through April 30, 2020

1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements of Rivulet Media, Inc., a Delaware corporation, including its wholly-owned subsidiaries (collectively, the “Company”), at April 30, 2021, and for the three months and nine months ended April 30, 2021, and for the period February 11, 2020 (date of inception) through April 30, 2020, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of April 30, 2021, and the results of its operations for the three months and nine months ended April 30, 2020, and for the period February 11, 2020 (date of inception) through April 30, 2020, and its cash flows for the nine months ended April 30, 2021, and for the period February 11, 2020 (date of inception) through April 30, 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at July 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date.

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

The current control shareholders of Bio-Matrix (consisting of Mike Witherill, Debbie Rasmussen (the wife of Mike Witherill), and Klusman Family Holdings (controlled by Aaron Klusman), through a series of orchestrated and interdependent transactions over a period of approximately three months, obtained effective control of Bio-Matrix (both a majority of the equity and the board of directors) and caused Rivulet Films to become a wholly-owned subsidiary of Bio-Matrix. Accordingly, for financial accounting purposes, this transaction was considered a reverse acquisition of Bio-Matrix by Rivulet Films and was treated as a recapitalization with Rivulet Films as the accounting acquirer and Bio-Matrix as the accounting acquire. The financial statements presented herein consist of those of Rivulet Films for the period commencing February 11, 2020 (date of inception), with the financial statements of Bio-Matrix included for the period commencing April 13, 2020.

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

In June 2020, the Company formed Borderline Productions LLC, an Arizona limited liability company, as a wholly-owned subsidiary of Rivulet Films, to produce a documentary film entitled “It’s Complicated” about the life of former Arizona Sheriff Joseph M. Arpaio. Production activities commenced as of July 31, 2020.

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

In October 2020, the Company formed Into the Black Productions LLC, an Arizona limited liability company, as a wholly-owned subsidiary of Rivulet Films, to produce a documentary film entitled “Into the Black”. Production activities had not commenced as of April 30, 2021.

In February 2021, the Company formed Storyland Animation Studio, LLC, an Arizona limited liability company, as a wholly-owned subsidiary of the Company, to produce a children’s television series entitled “Storyland”. Production activities commenced during February 2021.

In February 2021, the Company formed Origin Story Productions, LLC, an Arizona limited liability company, as a wholly-owned subsidiary of the Company, to be a union signatory entity.

In March 2021, the Company formed Eventide Media, LLC, an Arizona limited liability company, as a wholly-owned subsidiary of the Company, to provide event-based audio and video design, production and installation services. Business activities commenced during April 2021 and generated revenues of $3,000 for the three months and nine months ended April 30, 2021.

Business

The Company is engaged in the production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales. The Company also provides event-based audio and video design, production and installation services. Upon completion of a production, the Company expects to receive initial revenues from domestic and foreign distribution contracts.

The Company’s business activities are subject to significant risks and uncertainties, including the need for additional capital, as described below at “Going Concern”. The Company does not currently have positive cash flows from operations and is dependent on periodic infusions of capital to fund its operating requirements.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the nine months ended April 30, 2021, the Company incurred a net loss of $916,137. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At April 30, 2021, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurance that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the period from February 11, 2020 (date of inception) through July 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and successfully implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business is dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount, and type of financing in the future.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Film, Television Programs, and Music Production Costs

Film, television program, and music production costs are capitalized in accordance with Accounting Standards Codification 926, Entertainment - Films. Capitalized amounts are stated at the lower of cost, less accumulated amortization, or fair value. These costs represent capitalized costs for the production of films and other entertainment projects. In addition to the films, television programs and music that the Company may produce, costs of productions in development are capitalized as development costs and are transferred to production costs when the project is set for production. Films, television programs and music in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects, as well as amounts paid to musical artists. Projects in development are written off if they are determined not to be recoverable and are evaluated for impairment at each reporting period.

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

The Company has not completed any film or television programs as of April 30, 2021 and has not recognized any impairment charges.

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

Revenues from the licensing of film and television content and the sales and licensing of music will be recognized when the content has been delivered and the license period has begun, as discussed above. Revenues from the licensing of symbolic intellectual property (i.e., licenses of motion pictures or television characters, brands, storylines, themes, or logos) will be recognized over the corresponding license term. Commissions will be recognized as such services are provided.

Licensing Arrangements. The Company’s content licensing arrangements are expected to include fixed fee and minimum guarantee arrangements, and sales or usage-based royalties.

Fixed Fee or Minimum Guarantees.

The Company’s fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media, or territory) will be recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

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

Event-Based: Event-based revenues are derived from providing audio and video design, production and installation services and are recognized when the terms and conditions of such services have been formally agreed to and documented, the services have been provided, the amount to be billed is determinable, and the amount billed is reasonably collectible.

Other: Other revenues will be derived from the licensing of the Company’s film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets and from commissions earned and executive producer fees related to talent management.

Related Parties: Revenues from related parties are expected to reflect pricing comparable to arm’s-length customers.

Deferred Revenue

Deferred revenue relates to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation.

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

In other cases, customer payments may be made in advance of when the Company fulfills its performance obligation and recognizes revenue. This may primarily occur under television production contracts, in which payments may be received as the production progresses, international motion picture contracts, where a portion of the payments are received prior to the completion of the movie and prior to license rights start dates and pay television contracts with multiple windows with a portion of the revenues deferred until the subsequent exploitation windows commence. These arrangements will not contain significant financing components because the reason for the payment structure is not for the provision of financing to the Company, but rather to mitigate the Company’s risk of customer non-performance and incentivize the customer to exploit the Company’s content.

Cash

The Company maintains its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company has not experienced any losses to date resulting from this practice.

Investment in Marketable Securities

The Company’s investment in marketable securities consists primarily of corporate equities with a quoted market price that are classified as trading securities. Marketable securities are stated at fair value as determined by the closing price of each security at each balance sheet date. Unrealized gains and losses on these securities are included in operations for the applicable period. The investment in marketable securities has been presented as a current asset at each balance sheet date.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business activities. Agreements for these services may be for a specific time period or for a specific project or task.

There were no costs and expenses incurred that represented 10% or more of costs for the three months ended April 30, 2021.

Costs and expenses incurred that represented 10% or more of costs for the nine months ended April 30, 2021 consist of legal fees of $194,607 incurred with the Company’s corporate law firm, which represented 12% of total general and administrative costs for such period.

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

The Company had no unrecognized tax benefits as of April 30, 2021 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of April 30, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, employees, contractors, and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company accounts for stock-based payments to officers, directors, employees, contractors, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense over the period during which the individual is required to perform services in exchange for the award, which is generally over the vesting period of the award.

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

The Company recognizes the fair value of stock-based compensation awards in in the Company’s consolidated statements of operations. Through April 30, 2021, stock-based compensation costs have been included in general and administrative costs. The Company issues new shares of common stock to satisfy stock option exercises.

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

Earnings Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS.

Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding for the period.

Diluted EPS is computed similar to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential shares of common stock pertaining to convertible notes payable, common stock subscriptions receivable and stock options had been issued as of the beginning of the period presented, or issuance date, if later. Dilution is computed by applying the treasury stock method for common stock subscriptions receivable and outstanding vested and unvested stock options, and the if-converted method is utilized for outstanding convertible notes payable. Under the treasury stock method, common stock subscriptions receivable are assumed to be received and stock options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible notes payable are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Basic and diluted loss per common share was the same for the nine months ended April 30, 2021 and for the period February 11, 2020 (date of inception) through April 30, 2020 because the Company incurred a net loss for such periods and the effect of convertible notes payable, common stock subscriptions receivable and stock options outstanding were therefore anti-dilutive.

At April 30, 2021, the Company included the impact of the outstanding securities summarized below, which entitle the holders thereof to acquire common shares, in its calculation of diluted income per share, as their effect was dilutive.

Convertible promissory note payable	257,739
Common stock subscription receivable	9,652,000
Common stock options	9,000,000
Total	18,909,739

Weighted average common shares outstanding has been retroactively restated for all periods presented to reflect the accounting effect of the 2020 Reverse Acquisition Transaction (see Note 1).

Property and Equipment

Property and equipment is recorded at cost. Major improvements are capitalized, while maintenance and repairs that do not improve or extend the useful life of the respective assets are charged to expense as incurred. Gains and losses from disposition of property and equipment will be included in income and expense when realized. Depreciation of property and equipment will be provided using the straight-line method over an estimated useful life of three and seven years.

The Company recognizes depreciation of property and equipment in general and administrative costs in the Company’s consolidated statement of operations.

Leases

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company did not have any leases within the scope of ASU 2016-02 at April 30, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivable. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management has not yet evaluated the effect that the adoption of ASU 2016-13 will have on the Company’s consolidated financial statement presentation or disclosures.

In March 2019, the FASB issued ASU 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials (“ASU 2019-02”). ASU 2019-02 aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. Accordingly, the capitalization of production costs for episodic television series is no longer constrained until persuasive evidence of secondary market revenues exists. This new guidance also updates certain presentation and disclosure requirements for capitalized film and television costs and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominantly monetized with other owned or licensed content. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. In addition, under previous guidance, film and television programs accounted for under the broadcasting accounting standard were carried on the balance sheet at the lower of cost or net realizable value. This new guidance requires that an entity test a film or television program for impairment, when impairment indicators are present, at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. The impairment would be measured as the difference between the carrying value of the film group and its fair value rather than its net realizable value. This new guidance requires that an entity provide new disclosures about content that is either produced or licensed and classify cash flows for licensed content as cash flows from operating activities in the statement of cash flows. ASU 2019-02 was effective for the Company’s fiscal year beginning August 1, 2020 and was required to be adopted on a prospective basis. The adoption of ASU 2019-02 did not have any impact on the Company’s consolidated financial statement presentation or disclosures. The Company will continue to present all project development costs, including capitalized costs of acquired programming rights, as non-current assets in its consolidated balance sheet.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. ASU 2020-06 will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also revises the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. ASU 2020-06 simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. Management has not yet evaluated the effect that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

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

The Company’s investment in marketable securities consists primarily of corporate equities with a quoted market price that are classified as trading securities at April 30, 2021 and July 31, 2020. Marketable securities are stated at fair value as determined by the closing price of each security at each balance sheet date. Unrealized gains and losses on these securities are included in operations for the applicable period.

				Change in
				Fair Value
				For the
	Number			Nine Months
	of	Fair Value at		Ended
	Shares	July 31, 2020	April 30, 2021	April 30, 2021
Common Shares of Entest Group, Inc. (ENTI)	66,667	$260	$1,266	$1,006
Common Shares of Regen Biopharma, Inc. (RGBP)	29,076,665	5,814	561,180	555,366
Series A Preferred Shares of Regen Biopharma, Inc. (RGBPP)	2,907,666	4,362	171,552	167,190
Total		$10,436	$733,998	$723,562

5. PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2021 is summarized as follows:

Computer and office equipment	$7,064
Furniture and fixtures	5,936
Property and equipment, at cost	13,000
Less accumulated depreciation	(673)
Property and equipment, net	$12,327

Depreciation expense for the three months and nine months ended April 30, 2021 was $673. The Company had no depreciation expense for the period February 11, 2020 (date of inception) through April 30, 2020. Depreciation expense is included in general and administrative costs in the Company’s consolidated statement of operations.

6. INTELLECTUAL PROPERTY

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

During the three months and nine months ended April 30, 2021, the Company purchased program and property rights aggregating $42,157.

7. PROJECT DEVELOPMENT COSTS

At April 30, 2021, the Company had one documentary film entitled “It’s Complicated” related to the life of former Arizona Sheriff Joseph M. Arpaio, two feature films and one television show in development.

	Production
		“Please
	“It’s	Baby
	Complicated”	Please”	“Mistress”	“Storyland”	Total
Balance, July 31, 2020	$134,413	$—	$—	$—	$134,413
Additions	3,518	738,480	7,037	—	749,035
Capitalized interest	—	3,236	—	—	3,236
Transferred to production costs	—	—	—	—	—
Charged to operations	—	—	—	—	—
Balance, October 31, 2020	137,931	741,716	7,037	—	886,684
Additions	20,154	1,240,919	874,669	—	2,135,742
Capitalized interest	—	24,208	—	—	24,208
Transferred to production costs	—	—	—	—	—
Charged to operations	—	—	—	—	—
Balance, January 31, 2021	158,085	2,006,843	881,706	—	3,046,634
Additions	—	111,021	142,769	12,250	266,040
Capitalized interest	—	24,722	—	—	24,722
Transferred to production costs	—	—	—	—	—
Charged to operations	—	—	—	—	—
Balance, April 30, 2021	$158,085	$2,142,586	$1,024,475	$12,250	$3,337,396

During the nine months ended April 30, 2021, the Company paid producer fees to an officer of the Company of $25,000, which are accounted for as project development costs in the accompanying consolidated balance sheet at April 30, 2021.

8. PROMISSORY NOTES PAYABLE

SHORT-TERM NOTES PAYABLE

On June 9, 2020, the Company issued a short-term unsecured convertible promissory note for $25,000, with interest at 12% interest per annum and maturing on September 7, 2020. The unsecured convertible promissory note was convertible into shares of common stock of the Company at $0.20 per share, which was in excess of the closing market price of the Company’s common stock on June 9, 2020 of $0.07 per share. On August 31, 2020, the principal balance of the unsecured convertible promissory note of $25,000, plus accrued interest payable of $682, was repaid through conversion into 128,410 shares of common stock.

On October 29, 2020, the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $100,000, with interest at 10% per annum. The note matures on April 29, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of April 30, 2021, accrued interest related to the unsecured promissory note was $5,083. On April 29, 2021, the maturity date of this note was extended to July 31, 2021.

On November 10, 2020, the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $200,000, with interest at 5% per annum. The note was scheduled to mature on February 8, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of April 30, 2021, accrued interest related to the unsecured promissory note was $4,708. On February 8, 2021, the maturity date of this note was extended to June 30, 2021.

On December 10, 2020, the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $160,000, with interest at 5% per annum. The proceeds under this promissory note were received by the Company in November 2020. The note was scheduled to mature on March 10, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of April 30, 2021, accrued interest related to the unsecured promissory note was $3,496. On February 26, 2021, the maturity date of this note was extended to June 30, 2021.

On December 21, 2020, the Company issued a short-term promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $40,000, without interest, with a scheduled maturity date of January 31, 2021. On January 31, 2021, the maturity date of this note was extended to June 30, 2021.

On December 23, 2020, the Company issued a short-term promissory note to John Morgan, an officer of the Company, for $20,000, without interest. The note was repaid on January 7, 2021.

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

On December 26, 2020, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, for $110,000, without interest, with a scheduled maturity date of June 30, 2021. The Company received proceeds of $10,000 on this note through April 30, 2021. On January 31, 2021, the principal balance of the note dated January 7, 2021 of $85,000 was transferred to this note. As of April 30, 2021, principal amount of $95,000 was due on this note.

On January 5, 2020, the Company issued a short-term promissory note to Lawrence M. Silver, who is an approximate 9% shareholder of the Company, for $70,000, without interest, with a scheduled maturity date of January 31, 2021. On January 31, 2021, the maturity date of this note was extended to June 30, 2021.

On January 7, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, for $145,000, without interest, with a scheduled maturity date of January 31, 2021. Proceeds on this note were $145,000, of which $60,000 was repaid and the balance of $85,000 was transferred to the note dated December 26, 2020 as described above. As of April 30, 2021, there was no amounts due and payable on this note.

On January 29, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, for $85,000, without interest, with a scheduled maturity date of February 28, 2021. As of April 30, 2021, principal of $15,000 was due on this note. On February 26, 2021, the maturity date of this note was extended to June 30, 2021.

On February 11, 2021, the Company issued a short-term promissory note to Lawrence M. Silver, who is an approximate 9% shareholder of the Company, for $100,000, without interest, with a scheduled maturity date of June 30, 2021.

On April 20, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, for $1,500, without interest, with a scheduled maturity date of May 20, 2021. The note was repaid on April 21, 2021.

On April 21, 2021 the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $15,000, with interest at 10% per annum. The note matures on May 21, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of April 30, 2021, accrued interest related to the unsecured promissory note was $37. On May 21, 2021, the maturity date of this note was extended to July 31, 2021.

LONG-TERM NOTES PAYABLE

On September 16, 2020, the Company issued a two-year unsecured convertible promissory note payable for $100,000, with interest at 5% per annum and maturing on September 15, 2022. The note was originally convertible into shares of common stock of the Company at $0.80 per share, which was above the closing market price of the Company’s common stock of $0.26 per share on September 16, 2020.

This note was amended on December 15, 2020 to make it convertible into shares of common stock of the Company at $0.40 per share, which was below the closing market price of the Company’s common stock of $0.59 per share on December 15, 2020.

As a result of the December 15, 2020 amendment to this convertible promissory note payable, the Company recognized a beneficial conversion feature on such date to recognize the difference between the closing market price of the common stock and the amended conversion price, which resulted in the Company recording a discount on debt aggregating $48,010. This debt discount is being presented as a reduction to the carrying amount of the related convertible promissory note payable in the consolidated balance sheet and is being amortized to operations as interest expense from December 15, 2020 through September 16, 2022, the maturity date of the note. For the three months and nine months ended April 30, 2021, debt discount charged to operations as interest expense was $3,430 and $10,288, respectively, which resulted in unamortized debt discount of $37,722 at April 30, 2021.

If the closing price of the Company’s common stock reaches $0.60 per share or greater (decreased from $1.20 per share as part of the December 15, 2020 amendment to the note), the outstanding principal and all accrued interest on this note shall automatically convert into common stock at the specified conversion rate. As of April 30, 2021, accrued interest payable related to the unsecured convertible promissory note payable was $3,096.

On October 26, 2020, Rivulet Films issued a multiple advance promissory note (the “Note”) to Lawrence Silver, an approximate 11% shareholder of the Company, for $1,000,000, with interest at 10% per annum. The Note matures on October 6, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. The Note is secured by a first lien security interest on all of the assets of Rivulet Films (including its equity interest in PBP Productions LLC), personal guarantees of the Company’s officers, Michael Witherill and Aaron Klusman, and a corporate guarantee of the Company. Rivulet Films is required to use borrowings under the Note primarily to pay production costs associated with the movie production currently entitled “Please Baby Please”. Borrowings under this Note may be repaid at any time and reborrowed until the maturity date. Rivulet Films is required to apply any other funds received by it for the purpose of film financing and then any excess proceeds to pay any principal and interest owing under this Note. As of April 30, 2021, principal borrowings outstanding under the Note were $1,000,000, and related accrued interest was $52,166, which has been capitalized as project development costs (see Note 7).

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

During the period from February 11, 2020 (date of inception) through April 30, 2020, Rivulet Films entered into four common stock subscription agreements aggregating $700,000. Three of the subscriptions receivable aggregating $150,000 for 5,023,800 shares of common stock were paid in April 2020. The remaining $550,000 of subscriptions receivable from Blue Scout Enterprises LLC (“Blue Scout”), a related party, to purchase 11,000,000 shares of common stock was presented as a reduction to stockholders’ deficiency in the accompanying consolidated balance sheet at July 31, 2020.

The $550,000 subscription receivable from Blue Scout dated February 11, 2020 for 11,000,000 shares of common stock is unsecured and provides for interest at 2% per annum, with interest and principal due on March 7, 2023. Interest income is being recognized on a cash basis as and when received by the Company. Interest income as of April 30, 2021 that had not been recognized by the Company was $12,539.

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

On April 14, 2021, the Company sold 500,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $50,000.

Additional information with respect to shares of common stock issued is provided at Notes 1 and 6.

10. STOCK-BASED COMPENSATION

On May 26, 2020, the Board of Directors of the Company approved and adopted the 2020 Equity Incentive Plan, with an aggregate of 16,000,000 shares issuable under the plan, with a ten-year expiration, and providing that options for no more than 10,000,000 shares be granted as Incentive Stock Options. As of April 30, 2021, stock options for 9,000,000 shares of common stock had been granted.

For stock options issued during the nine months ended April 30, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	0.34%
Expected dividend yield	0%
Expected volatility	37.85%
Expected life	5 years

Stock-based compensation cost for the three months and nine months ended April 30, 2021 was $22,239 and $66,717, respectively, and was recorded in general and administrative costs in the accompanying statements of operations.

A summary of stock option activity during the nine months ended April 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at July 31, 2020	9,000,000	$0.10
Granted	9,000,000	0.10
Exercised	—	—
Expired	—	—
Stock options outstanding at April 30, 2021	9,000,000	$0.10	10.00

Stock options exercisable at April 30, 2021	5,000,000	$0.10	10.00

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $50,038 as of April 30, 2021, which will be recognized subsequent to April 30, 2021 over a weighted-average period of approximately 1.25 years.

The intrinsic value of exercisable but unexercised in-the-money stock options at April 30, 2021 was approximately $962,500 based on a fair market value of $0.29 per share on April 30, 2021.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

11. RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2021, the Company paid producer fees to an officer of $25,000, which were accounted for as project development costs in the accompanying consolidated financial statements at April 30, 2021 (see Note 7).

During the three months and nine months ended April 30, 2021, the Company recorded revenues of $3,000 from a related party.

Information with respect to the issuance of promissory notes to related parties is provided at Note 8.

Information with respect to the collection of common stock subscriptions receivable from related parties is provided at Note 9.

Information with respect to employee compensation is provided at Note 12.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On May 1, 2020, the Company entered into a short-term lease agreement with an unrelated party for office space in Gilbert, Arizona through December 31, 2020 at the rate of approximately $800 per month. On January 1, 2021, the Company renewed the short-term lease agreement for three months through March 31, 2021. On March 30, 2021 the Company extended the short-term lease agreement for six months through September 30, 2021 at the rate of approximately $1,400 per month.

On February 3, 2021, the Company entered into a short-term lease agreement for 2,716 square feet of office on a month-to-month basis. Through March 12, 2021 the cost was $5,000 per month, at which time the cost increased to $8,148 per month.

During the three months and nine months ended April 30, 2021, the Company charged $24,682 and $29,578, respectively, to general and administrative costs with respect to these lease agreements.

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

During the three months and nine months ended April 30, 2021, the Company recorded a charge to operations of $22,239 and $66,717, respectively, with respect to stock options issued pursuant to the Paris Agreement. Paris also has the right to participate in all equity stock option plans and programs established for employees by Rivulet Films in all aspects and benefits to that of any other similarly situated C-suite employee of Rivulet Films, including its Chief Executive Officer. Rivulet Films will also provide Paris with other benefits, such as bonuses, perk packages, preferred stock positions, box office bonuses, and back-end/contingent compensation made generally available to similarly situated employees, including its Chief Executive Officer. Paris will be attached as producer, subject to a separate producer agreement to be negotiated, to all projects sourced by Paris during the term of his employment. The Paris Agreement subjects Paris to certain restrictive covenants and a standard confidentiality provision. During the three months and nine months ended April 30, 2021, the Company recorded a charge to operations of $40,000 and $100,000, respectively, with respect to the cash portion of the Paris Agreement, which was charged to general and administrative costs. The Paris Agreement was amended effective March 1, 2021 to increase Paris’ salary to $15,000 per month.

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

On August 12, 2020, the Company, and Michael J. Witherill entered into an Employment Agreement with respect to his positions as President, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors of the Company. Mr. Witherill is to devote his full time and attention to his duties, and receives an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Witherill or the Board of Directors as needed to cover other Company expenses, and provided further that Mr. Witherill is permitted to serve as a director of not-for-profit and for-profit businesses that do not compete with the Company. The Employment Agreement was amended on January 26, 2021 to additionally allow Mr. Witherill to serve as an officer and director of Chee Corp. During the three months and nine months ended April 30, 2021, the Company recorded a charge to operations of $90,000 and $270,000, respectively, with respect to this Employment Agreement, which was charged to general and administrative costs.

On August 14, 2020, the Company and Aaron Klusman entered into an Employment Agreement with respect to his positions as Chief Executive Officer and a member of the Board of Directors of the Company. Mr. Klusman is to devote as much time and attention to his duties as is necessary, and receives an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Klusman or the Board of Directors as needed to cover other Company expenses, and provided further that Mr. Klusman is permitted to purchase, sell, oversee, manage, and develop real estate properties and projects; and serve as a director of not for profit and for profit businesses that do not compete with the Company. During the three months and nine months ended April 30, 2021, the Company recorded a charge to operations of $90,000 and $270,000, respectively, with respect to this Employment Agreement, which was charged to general and administrative costs.

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

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business, which are not expected to have a material adverse effect upon the Company’s financial statements. As of April 30, 2021, the Company was not a party to any pending or threatened legal proceedings.

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

13. INCOME TAXES

During the three months and nine months ended April 30, 2021, and for the period February 11, 2020 (date of inception) through April 30, 2020, the Company did not provide any provision for income taxes, as the Company incurred losses for income tax purposes during such periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets as the Company believes that at this time it is more likely than not that the deferred tax assets will not be realized.

14. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements, other than those as described below.

Sale of Common Stock

On May 5, 2021, the Company sold 2,000,000 shares of common stock to an existing shareholder at $0.10 per share for total proceeds of $200,000.

On May 14, 2021, the Company sold 250,000 shares of common stock to an existing shareholder at $0.10 per share for total proceeds of $25,000.

Issuance of Promissory Notes

On May 3, 2021 the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $15,000, with interest at 10% per annum. The note matures on November 3, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On May 6, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, for $70,000, without interest, with a scheduled maturity date of July 31, 2021.

On May 11, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, for $25,000, without interest, with a scheduled maturity date of June 30, 2021.

On May 12, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, for $50,000, without interest, with a scheduled maturity date of June 30, 2021.

On May 13, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, a related party, for $13,000, without interest, with a scheduled maturity date of June 30, 2021.

On May 28, 2021 the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $35,000, with interest at 10% per annum. The note matures on July 31, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On June 2, 2021, the Company issued a short-term unsecured promissory note to Lawrence M. Silver, who is an approximate 9% shareholder of the Company, for $90,933, with interest at 10% per annum. The note matures July 31, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On June 14, 2021 the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $25,000, with interest at 10% per annum. The note matures on July 31, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

Payments of Promissory Notes

On May 5, 2021 the Company paid $8,000 on the short-term promissory note to Cross Entertainment, LLC, originally dated January 29, 2021.

On May 5, 2021 and May 6, 2021, the Company paid $70,000 and $50,000, respectively, on the short-term promissory notes to Lawrence M. Silver originally dated January 5, 2021 and February 11, 2021.

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

Overview

The Company is engaged in the production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales, as well as the music production and distribution industry. The Company also provides event-based audio and video design, production and installation services.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below at “Going Concern”. The Company does not currently have positive cash flows from operations and is dependent on periodic infusions of capital to fund its operating requirements.

At July 31, 2020, the Company, through its subsidiary Borderline Productions LLC, had commenced production of a documentary film related to the life of former Arizona Sheriff Joseph M. Arpaio entitled “It’s Complicated”. During the three months ended October 31, 2020, the Company, through its subsidiary PBP Productions LLC, commenced the filming of its first film production, “Please Baby Please”. In December 2020, the Company, through its subsidiary Mistress Movie, LLC, commenced the filming of its second film production, “Mistress”. In April 2021, the Company, through its subsidiary Storyland Productions, LLC, commenced creation of a television series, “Storyland”. The films are now in post-production. Upon completion of a production, the Company expects to receive initial revenues from domestic and foreign distribution contracts. At April 30, 2021 and July 31, 2020, project development costs aggregated $3,337,396 and $134,413, respectively.

In March 2021, the Company formed Eventide Media, LLC, an Arizona limited liability company, as a wholly-owned subsidiary of the Company, to provide event-based audio and video design, production and installation services. Business activities commenced during April 2021 and generated revenues of $3,000 for the three months and nine months ended April 30, 2021.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the nine months ended April 30, 2021, the Company incurred a net loss of $916,137. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At April 30, 2021, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended April 30, 2021, and for the period February 11, 2020 (date of inception) through April 30, 2020.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed consolidated financial statements for the three months and nine months ended April 30, 2021, and for the period February 11, 2020 (date of inception) through April 30, 2020.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations presented below is based on the Company’s consolidated financial statements for the three months and nine months ended April 30, 2021, and for the period February 11, 2020 (date of inception) through April 30, 2020, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed consolidated financial statements.

Film, Television Programs, and Music Production Costs

Film, television program, and music production costs are capitalized in accordance with Accounting Standards Codification 926, Entertainment - Films. Capitalized amounts are stated at the lower of cost, less accumulated amortization, or fair value. These costs represent capitalized costs for the production of films and other entertainment projects. In addition to the films, television programs and music that the Company may produce, costs of productions in development are capitalized as development costs and are transferred to production costs when the project is set for production. Films, television programs and music in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects, as well as amounts paid to musical artists. Projects in development are written off if they are determined not to be recoverable and are evaluated for impairment at each reporting period.

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

The Company has not completed any film or television programs as of April 30, 2021 and, accordingly, has not recognized any impairment charges.

Revenue Recognition

Film and Television Program Revenues

The Company’s film and television program business is expected to generate revenues principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places.

Revenues will be recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services or goods. Revenues do not include taxes collected from customers on behalf of taxing authorities, such as sales tax and value-added tax.

Event-Based Revenues

Event-based revenues are derived from providing audio and video design, production and installation services and are recognized when the terms and conditions of such services have been formally agreed to and documented, the services have been provided, the amount to be billed is determinable, and the amount billed is reasonably collectible.

Results of Operations

At April 30, 2021, the Company had commenced business operations, but did not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

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

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three Months Ended April 30, 2021	Nine Months Ended April 30, 2021	For the Period February 11, 2020 (date of inception) through April 30, 2020

Revenues – related party	$3,000	$3,000	$—

Costs and expenses:
General and administrative:
Officers, directors, affiliates, and other related parties	256,149	784,365	110,000
Other costs	329,283	816,606	177,345
Production costs	1,639	1,639	—
Sales and marketing	8,015	13,190	649
Total costs and expenses	595,086	1,615,800	287,994
Loss from operations	(592,086)	(1,612,800)	(287,994)
Other income (expense):
Increase (decrease) in fair value of investment in marketable securities	691,389	723,562	(129)
Interest expense, net	(15,037)	(26,899)	—
Total other income (expense), net	676,352	696,663	(129)
Net income (loss)	$84,266	$(916,137)	$(288,123)

Net income (loss) per common share:
Basic	$0.00	$(0.01)	$(0.00)
Diluted	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic	115,681,834	90,504,204	75,964,632
Diluted	129,880,700	90,504,204	75,964,632

Three Months Ended April 30, 2021 and For the Period February 11, 2020 (date of inception) through April 30, 2020

Revenues. The Company generated revenues of $3,000 from a related party during the three months ended April 30, 2021 related to an event-based video production. The Company did not have any revenues for the period February 11, 2020 (date of inception) through April 30, 2020.

General and Administrative:

Officers, Directors, Affiliates and Other Related Parties.

For the three months ended April 30, 2021, general and administrative costs associated with officers, directors, affiliates and other related parties were $256,149, which consisted of stock-based compensation of $22,239, compensation to officers of $220,000, and costs associated with an area standards agreement incurred with the Company’s IATSE union liaison of $13,910.

For the period February 11, 2020 (date of inception) through April 30, 2020, general and administrative costs associated with officers, directors, affiliates, and other related parties were $110,000, which consisted of compensation to officers.

Other.

For the three months ended April 30, 2021, other general and administrative costs were $329,283, which consisted of compensation and related costs of $135,728, health insurance of $16,072, accounting and review fees of $53,501, tax preparation fees of $10,119, legal fees of $61,870, office rent of $24,682, transfer agent fees of $2,780, depreciation of $673, and other operating costs of $23,858.

For the period February 11, 2020 (date of inception) through April 30, 2020, other general and administrative costs were $177,345, which consisted of compensation and related costs of $36,622, accounting fees of $3,860, legal fees of $133,729, transfer agent fees of $1,760, and other operating costs of $1,374.

Production Costs. For the three months ended April 30, 2021, event-based production costs were $1,639, which consisted of equipment rental. The Company did not have any production costs for the period February 11, 2020 (date of inception) through April 30, 2020.

Sales and Marketing. For the three months ended April 30, 2021, selling and marketing costs were $8,015, which consisted of public relations costs of $5,000, branding guidance and advertising of $2,050, and other sales and marketing costs of $965. For the period February 11, 2020 (date of inception) through April 30, 2020, selling and marketing costs were $649, which consisted of public relation costs of $525 and advertising of $124.

Interest Expense. For the three months ended April 30, 2021, the Company had interest expense of $15,037 (including amortization of debt discount of $6,858), which was related to the convertible promissory note payable and short-term unsecured debt. The Company capitalized $24,722 of interest expense related to the secured multiple advance promissory note as such costs related to production costs of a feature film in process. For the period February 11, 2020 (date of inception) through April 30, 2020, the Company did not have any interest expense.

Increase (Decrease) in Fair Value of Investment in Marketable Securities. For the three months ended April 30, 2021, the Company recorded an increase in the fair value of its investment in marketable securities of $691,389. For the period February 11, 2020 (date of inception) through April 30, 2020, the Company recorded a decrease in the fair value of its investment in marketable securities of $129.

Net Income (Loss). For the three months ended April 30, 2021, the Company generated net income of $84,266. For period February 11, 2020 (date of inception) through April 30, 2020, the Company incurred a net loss of $288,123.

Nine Months Ended April 30, 2021

Revenues. The Company generated revenues of $3,000 from a related party during the nine months ended April 30, 2021 related to an event-based video production.

General and Administrative:

Officers, Directors, Affiliates and Other Related Parties.

For the nine months ended April 30, 2021, general and administrative costs associated with officers, directors, affiliates and other related parties were $784,365, which consisted of stock-based compensation of $66,717, compensation to officers of $640,000, and an area standards agreement incurred with the Company’s IATSE union liaison of $77,648.

Other.

For the nine months ended April 30, 2021, other general and administrative costs were $816,606, which consisted of compensation and related costs of $286,309, health insurance of $26,706, accounting, review and audit fees of $194,294, tax preparation fees of $10,119, legal fees of $215,613, office rent of $29,578, transfer agent fees of $9,830, depreciation of $673, and other operating costs of $43,484.

Production Costs. For the nine months ended April 30, 2021, event-based production costs were $1,639, which consisted of equipment rental.

Sales and Marketing. For the nine months ended April 30, 2021, selling and marketing costs were $13,190, which consisted of public relations of $5,000, press release costs of $2,475, branding guidance and advertising of $4,750, and other sales and marketing costs of $965.

Interest Expense. For the nine months ended April 30, 2021, the Company had interest expense of $26,899 (including amortization of debt discount of $10,288), net of interest income of $65, which was related to the convertible promissory note payable and short-term unsecured debt. The Company capitalized $52,166 of interest expense related to the secured multiple advance promissory note as such costs related to production costs of a feature film in process.

Increase (Decrease) in Fair Value of Investment in Marketable Securities. For the nine months ended April 30, 2021, the Company recorded an increase in the fair value of its investment in marketable securities of $723,562.

Net Income (Loss). For the nine months ended April 30, 2021, the Company incurred a net loss of $916,137.

Liquidity and Capital Resources – April 30, 2021

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the nine months ended April 30, 2021, the Company incurred a net loss of $916,137. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of convertible debt. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

At April 30, 2021, the Company had a bank overdraft of $10,211 and a working capital deficiency of $848,309. During the nine months ended April 30, 2021, the Company generated cash of $2,285,000 from the sale of 29,450,000 shares of common stock, and cash of $67,400 from the collection of common stock subscriptions receivable from both related and unrelated parties for 1,348,000 shares of common stock which has been subscribed for in August and September 2020. However, at April 30, 2021, the Company also had $805,000 of short-term indebtedness due on June 30, 2021 and $100,000 due on July 31, 2021, with respect to which it will either need to repay or extend the due date.

At April 30, 2021, the Company had limited cash resources available to fund its operations and repay its short-term indebtedness, and will therefore need to raise additional funds to repay debt and finance its short-term working capital requirements. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

Operating Activities

For the nine months ended April 30, 2021, operating activities utilized cash of $1,177,541, as compared to utilizing cash of $150,572 for the period February 11, 2020 (date of inception) through April 30, 2020, to fund the Company’s ongoing operating expenses.

Investing Activities

For the nine months ended April 30, 2021, the Company’s investing activities utilized cash of $3,258,140 consisting of $13,000 for the purchase of property and equipment, $42,157 for the purchase of intellectual property, and $3,202,983 for the payment of project development costs. The Company had no investing activities for the period February 11, 2020 (date of inception) through April 30, 2020.

Financing Activities

For the nine months ended April 30, 2021, the Company’s financing activities provided net cash of $4,417,400, consisting of proceeds of $2,285,000 from the sale of 29,450,000 shares of common stock, $67,400 received from common stock subscriptions receivable for 1,348,000 shares of common stock, proceeds from a rescinded stock subscription receivable of $60,000, proceeds of $100,000 from the issuance of a convertible promissory note payable, $1,000,000 from the issuance of a secured Multiple Advance Promissory Note, and proceeds of $1,106,500 in unsecured promissory notes from related parties, reduced by repayments of $201,500.

For the period February 11, 2020 (date of inception) through April 30, 2020, the Company’s financing activities generated cash of $150,000 from the sale of 5,023,800 shares of common stock, and cash of $572 acquired in connection with the reverse merger transaction.

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

The Company’s objective is for these agreements, together with the tax incentives, to provide security for bank financing at 80% to 90% of the aggregate contract and tax incentive amounts, as well as that bank loans, pre-sale agreements and tax incentive assignments will provide sufficient funds to finance the respective project costs.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at July 31, 2020 or April 30, 2021.

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

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2021, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2021, due to the identification of significant deficiencies and the existence of the material weaknesses in the Company’s internal control over financial reporting as described below, the design and operation of its disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP and SEC reporting standards, for the reasons noted below.

The Company effected a reverse merger transaction effective April 13, 2020 with a company that had only recently been formed on February 11, 2020, as a result of which the business, operations, accounting, board of directors and executive management of the Company changed. In conjunction with the preparation of the unaudited consolidated financial statements as of and for the period ended April 30, 2021, the Company identified certain accounting issues that indicated certain deficiencies in the Company’s internal ability to prepare financial statements in accordance with US GAAP and SEC reporting standards.

Current executive management has not yet assembled the financial and accounting staff necessary to provide the checks and balances needed for proper internal controls, as well as to provide the technical competence and accounting experience to address accounting and reporting issues under US GAAP and SEC reporting standards. Current management has retained the services of qualified outside consultants with expertise to perform specific accounting and finance functions, and to assist in the design of accounting and internal control systems. Accordingly, the Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will take some time to accomplish and will require the availability of additional operating capital. However, there can be no assurances that these efforts will be sufficient to fully develop and implement adequate disclosure controls and procedures and internal controls over financial reporting.

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

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the three months and nine months ended April 30, 2021, and for the period February 11, 2020 (date of inception) through April 30, 2020.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

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

As of the date of this filing, there have been no material changes to the Risk Factors previously disclosed in the Company’s 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On April 14, 2021, the Company sold 500,000 shares of common stock to an unrelated party at $0.10 per share for total proceeds of $50,000.

In each case the shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

The proceeds from the sale of the shares of common stock referred to above were used for project development and general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On June 2, 2021, Rivulet Media, Inc. (the “Company”) executed a Promissory Note payable to Lawrence M. Silver, as lender, pursuant to which the Company borrowed $90,933.12. The note matures on July 31, 2021. The note is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal may be accelerated upon an event of default as defined thereunder.

The description of the promissory note is only a summary of the material terms of the note, does not purport to be a complete description of the note, and is qualified in its entirety by reference to the note, a copy of which is filed and incorporated herein by reference.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information set forth in Item 1.01 is incorporated by reference into this Item 2.03.

ITEM 6. EXHIBITS

Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 000-32201.

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit A of the Schedule 14C filed on May 1, 2020.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 22, 2020.

10.1	Promissory Note dated January 29, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 10, 2021.

10.2	Form of Amendment to Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 26, 2021.

10.3	Form of Amendment to Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 2, 2021.

10.4	Promissory Note dated February 11, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 3, 2021.

10.5	Promissory Note dated April 20, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 22, 2021.

10.6	Amendment to Promissory Note dated April 29, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 10, 2021.

10.7	Promissory Note dated May 7, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 10, 2021.

10.8*	Promissory Note dated June 2, 2021.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certifications.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVULET MEDIA, INC.
(Registrant)

Date: June 21, 2021	By:	/s/ AARON KLUSMAN
Aaron Klusman
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: June 21, 2021	By:	/s/ MICHAEL WITHERILL
Michael Witherill
President, Chief Financial Officer, Vice-Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)