Form 10-K
period 2021-07-31
Rivulet Media, Inc.
filed 2022-05-13
CIK 1079282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2021

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

Registrant’s telephone number, including area code: (480) 652-9800

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $7,850,864 as of January 31, 2022.1

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of April 30, 2022 was 144,045,171.

Documents incorporated by reference – none.

[1]	Calculation excludes shares held by directors, officers, and shareholders holding more than 10% of the Company’s outstanding common stock.

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

PART I

As used in this Form 10-K, unless the context requires otherwise, “we,” “us,” “Rivulet Media,” “Rivulet,” or the “Company” means Rivulet Media, Inc. and its subsidiaries.

As used in this Form 10-K, unless the context requires otherwise, “fiscal year,” “FY,” or “fiscal” means the Company’s financial year that begins on August 1 and ends on July 31 of the following year (for example: fiscal year 2021 is equivalent to the year ended July 31, 2021).

ITEM 1 – BUSINESS

Company History

Organization

Bio-Matrix Scientific Group, Inc. (“Bio-Matrix”) was organized on October 6, 1998, in the State of Delaware, originally under the name Tasco International, Inc, which was subsequently changed to Tasco Holdings International, Inc., and then to Bio-Matrix Scientific Group, Inc. in 2006. On May 26, 2020, Bio-Matrix’s name was further changed to Rivulet Media, Inc.

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

As a condition of closing of the transaction, each director and officer of Bio-Matrix resigned from his position effective April 6, 2020, and Mike Witherill and Aaron Klusman were appointed as directors of Bio-Matrix to take office effective April 6, 2020. Additionally, effective April 6, 2020, Mr. Klusman was appointed Chairman and Chief Executive Officer of Bio-Matrix and Mr. Witherill was appointed Vice-Chairman and President of Bio-Matrix. At the closing of the transaction, Mike Witherill and Aaron Klusman, directly and indirectly, effectively owned the equivalent of 77,896,200 shares of common stock of Bio-Matrix, representing approximately 89.6% of the outstanding shares of common stock of Bio-Matrix.

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

On May 26, 2020, Bio-Matrix’s name was changed to Rivulet Media, Inc.

Changes in Capital Structure of Company

On January 29, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware to (1) reduce the number of shares of common stock that the Company was authorized to issue from 16,000,000,000 shares to 100,000,000 shares, with no change in the $0.0001 per share par value; (2) effect a reverse stock split of the Company’s issued and outstanding shares of common stock and all classes of issued and outstanding preferred stock at an exchange ratio of one new share for every 2,000 old shares, with fractional shares of stock being rounded up to the nearest whole share.

On May 26, 2020, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to (1) change the Company’s name to Rivulet Media, Inc.; (2) increase the number of shares of common stock that the Company was authorized to issue from 100,000,000 shares to 200,000,000 shares, par value $0.0001 per share, with the number of shares of preferred stock that the Company is authorized to issue remaining unchanged at 20,000,000 shares, par value $0.0001 per share; and (3) eliminate the class of Non-Voting Preferred Stock, of which 200,000 shares, par value $1.00 per share, had been authorized and none were outstanding.

Additional Subsidiaries

The Company forms special purpose subsidiaries to produce various programs and music projects.

As of May 28, 2020, Maughan Music, Inc., a Delaware corporation and a wholly owned subsidiary of Rivulet Media, Inc. (“Maughan Music”), and Maughan Music Group LLC, an Arizona limited liability company, entered into an Agreement and Plan of Merger pursuant to which Maughan Music Group LLC merged with and into Maughan Music and the separate existence of Maughan Music Group LLC ceased. This merger was consummated on June 12, 2020. Under the terms of the Agreement and Plan of Merger, all equitable interests of Maughan Music Group LLC converted into the right to receive 925,000 shares of common stock of Rivulet, distributed pro rata to the members of Maughan Music Group LLC.

In June 2020, the Company formed Borderline Productions LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a documentary film entitled “It’s Complicated” about the life of former Arizona Sheriff Joseph M. Arpaio. Production activities commenced as of July 31, 2020 and were completed as of July 31, 2021. As of the date of the filing of this Form 10-K, this film has not been sold or distributed.

In June 2020, the Company formed PBP Productions LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a feature film entitled “Please Baby Please”. Production activities commenced during September 2020 and were completed as of July 31, 2021. Current discussions are underway to distribute and sell this film after it was featured at the Amsterdam Film Festival.

In August 2020, the Company formed Mistress Movie, LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a feature film entitled “Mistress”. Production activities commenced during December 2020 and were completed as of July 31, 2021. The Company had a screening on April 12, 2022, with forty-six (46) potential buyers invited for distribution of the film. Discussions are currently underway for the distribution and sale of the movie.

In October 2020, the Company formed Into the Black Productions LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a documentary film entitled “Into the Black”. The Company determined not to proceed with the production of this documentary film.

In February 2021, the Company formed Storyland Animation Studios, LLC, an Arizona limited liability company, as a wholly owned subsidiary of the Company, to produce a children’s television series entitled “Storyland”. Production activities commenced during February 2021; however, the production is currently on hold.

In February 2021, the Company formed Storyland Productions, LLC, an Arizona limited liability company, as a wholly owned subsidiary of Storyland Animation Studios, LLC, to distribute a children’s television series entitled “Storyland”. Production activities commenced during February 2021; however, the production is currently on hold.

In February 2021, the Company formed Origin Story Productions, LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to be a union signatory entity. This subsidiary permits the Company to pay its writers as a union for work done on behalf of the Company.

In March 2021, the Company formed Eventide Media, LLC, an Arizona limited liability company, as a wholly owned subsidiary of the Company, to provide event-based audio and video design, production, and installation services. Business activities commenced during April 2021 and generated revenues of $64,074 through July 31, 2021.

In May 2021, the Company formed Good News Productions, LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a feature film entitled “Taurus.”  Taurus explores the darkness of fame, addiction, the artistic process, and the music industry as it tells the story of a troubled musician on the rise in the industry, played by Colson Baker (Aka. Machine Gun Kelly). Production was completed in December 2021. Although the agreement has not been executed, the Company has reached an agreement in principal with AMC Plus to distribute this film in North America for a minimum guarantee of $1.6 million plus royalties and is in discussions to distribute the film to foreign markets through Island Film Group. There is no assurance this agreement will be executed, but management is optimistic.

The Company will continue to form special purpose subsidiaries to produce various films and music.

Business Information and Strategy

The business of the Company is to produce, distribute and market feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution and ancillary sales.

The business strategy of Rivulet as it relates to films, television series, mini-series, and television movies is to enter into contracts with well-known actors and actresses, acquire scripts able to attract large audiences that have been overlooked by blockbuster producers, focus on cost control measures, obtain favorable tax credits and financing opportunities, and enter into joint ventures to allocate some of our costs for distribution to large companies either directly or through subsidiary entities. Unlike many smaller producers, Rivulet is not targeting “artsy” niche markets but films that appeal to a wide audience. The Company’s business plan as an independent film producer is to fully leverage all of its guaranteed contracts that it negotiates upfront for a film to be produced. This strategy permits the Company to raise less equity capital and obtain short term bridge loans thereby permitting much larger budgets than historically could be obtained by independent film producers. Management believes this strategy enables the Company to produce films with budgets of up to $50 million although historically the Company has spent less than $5 million on each of its films to date. This strategy also permits the Company to forego the risks associated with a speculative movie venture which may or may not repay its funding sources by pre-selling contracts to distributors such as Netflix who are looking for content to reach its viewers. The Company can also determine whether to sell its domestic or international rights to another production company if unanticipated cash needs develop while in production.

We intend to grow and diversify our portfolio of content to capitalize on demand from emerging and traditional platforms throughout the world. We will attempt to maintain a disciplined approach to acquisition, production, and distribution of product by balancing our financial risks against the probability of commercial success for each project. We pursue the same disciplined approach to investments in, and acquisition of, libraries and other assets complementary to our business. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build diversified foundation for future growth, and generate significant long-term value for our stockholders.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. Although the Company has commenced nominal revenue-generating operations, it does not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

Background of Management

Mr. Witherill, the Company’s President and Vice-Chairman has produced a variety of films over the past 7 years. In that process he has developed significant relations with the three top major film talent agencies: Creative Artists Agency, William Morris Endeavor, and United Talent Agency. We expect to utilize his contacts, along with compelling scripts and subject matter, to attract well-known talent. Talent used, among others, in the movies previously produced by Mr. Witherill include Ed Harris, Amy Madigan, Eva Longoria, Olivia Wilde, Jack Johnson, Anna Kendrick, Thomas Hayden Church, Terrance Howard, Ashanti Douglas and Keanu Reeves.

Mr. Witherill has experience in the motion picture production and music production industries, including co-producing, through a company called MJW Films, LLC (which is not owned by the Company), the popular box office motion picture entitled John Wick, which starred Keanu Reeves. Building on this success in producing John Wick, the Company believes there is a market for smaller motion picture producers.

On May 27, 2020, the Company, Rivulet Films, and Paris Film, Inc. and Rob Paris (together, “Paris”) entered into an employment agreement pursuant to which Mr. Paris serves as President of Rivulet Films, a major subsidiary of the Company. Mr. Paris has extensive experience in the film industry, including working as a literary agent at Creative Artists Agency where he packaged and arranged financing for many iconic projects, including Scream, I Know What You Did Last Summer, Dawson’s Creek, Donnie Darko, One Hour Photo and The Day After Tomorrow. Subsequently, Mr. Paris developed and produced numerous successful film projects, including The Maiden Heist, Gambit, Everly, I Am the Pretty Thing That Lives in the House, and The Last Laugh.

Industry Background

As a film, television, and music production company, we participate in a competitive and ever-changing industry. The following provides an overview of the media industry in which we engage, including discussion of the various markets, production and distribution methods, and some of the challenges that we, along with any other similar media enterprise, must navigate. While much of this information is generally applicable to the film, television, and music businesses in which we engage and compete, this information provides a necessary framework for an understanding of the more specific discussions of our business and projects that we undertake.

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

The Music Industry

Recorded music is one of the primary mediums of entertainment for consumers worldwide. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. In 2021, according to MRC Data’s end-of-year report for 2021, 69.8% of all 2021 U.S. album unit sales were from recordings more than 18 months old.

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

In the U.S., mechanical royalties are collected by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with performance-rights organization SESAC. Outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate). There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. The current U.S. statutory mechanical rates will remain in effect until the next schedule of mechanical licensing rates is determined.

Throughout the world, performance royalties are typically collected on behalf of publishers and songwriters by performance rights organizations and collection societies. Key performing rights organizations and collection societies include: The American Society of Composers, Authors and Publishers (ASCAP), SESAC and Broadcast Music, Inc. (BMI) in the U.S., Mechanical-Copyright Protection Society and The Performing Right Society (“MCPS/PRS”) in the U.K., The German Copyright Society in Germany (“GEMA”), and the Japanese Society for Rights of Authors, Composers and Publishers in Japan (“JASRAC”). The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams (other than mechanical royalties) are largely unaffected by piracy and are benefiting from additional sources of income from digital exploitation of music in streaming and downloads.

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

Theatrical Distribution

In general, the economic life of a motion picture consists of its exploitation in theaters, on packaged media, and on various digital and television platforms in territories around the world. Theatrical distribution refers to the marketing and commercial or retail exploitation of motion pictures. Historically our model has been to distribute motion pictures directly to U.S. movie theaters, however, when the COVID-19 pandemic shut down theaters, we focused on distribution to streaming services such as Netflix, among others. Generally, distributors and exhibitors (theater owners) will enter into agreements whereby the exhibitor retains a portion of the “gross box office receipts,” which are the admissions paid at the box office. The balance is remitted to the distributor. Successful motion pictures may continue to play in theaters for more than three months following their initial release. We may also sell or license rights in all media on a territory-by-territory basis for release in foreign markets. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which may be exclusive against other non-theatrical distribution channels. In most territories, international theatrical distribution (outside of the U.S. and Canada) generally follows the same cycle as domestic theatrical distribution. Historically, the international distribution cycle would begin a few months after the start of the domestic distribution cycle. However, due, in part, to international box office growth, as well as film piracy in international markets, a much higher percentage of films are being released simultaneously in the U.S. and international markets, or even earlier in certain international markets.

Producing, marketing, and distributing a motion picture can involve significant risks and costs and can cause our financial results to vary depending on the timing of a motion picture’s release. For example, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we may incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the film will ever be released.

The Company’s business will normally be subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market, but the COVID-19 pandemic changed the historical model and release dates fluctuate more widely than before.

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

Music Distribution

In 2020, recorded music industry revenue was approximately $8 billion, up by approximately 7.5% from the previous year. However, in recent years, there has been a major shift in distribution of recorded music from physical media to online and streaming distribution, such as through Spotify, which has approximately 180 million premium subscribers. In 2020, a total of 31.6 million physical CDs were shipped in the United States, which marks the lowest total in many years. Meanwhile, streaming services accounted for 83% of the U.S. music industry’s revenue in 2020, up from 79% a year earlier and marking an increase of over 10% percent from 2017. In 2020, revenue from digital album downloads amounted to $319.5 million, less than half the revenue in 2016. However, subscription and streaming revenues have been increasing annually and reached slightly more than $10 billion in 2020, making up the vast majority of revenues for the entire music industry.

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

We do not currently have any intellectual property registered with any government or other public legal authority. We believe that ownership of such copyrights, domain names, and similar intellectual property is an important factor in our business and that our success does depend, in part, on such ownership.

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

Employees

As of the date of the filing of this Form 10-K, the Company had seven employees, all of whom are full time. We hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. We believe that our employee and labor relations are good. None of our full-time employees are members of unions.

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

Further Information

Our website is www.rivuletmedia.com. We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission (“SEC”). Such reports and other information are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, and may also be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy, and information statements and other information regarding registrants that file electronically. The SEC’s website is http://www.sec.gov.

ITEM 1A – RISK FACTORS

You should carefully consider the following factors regarding information included in this report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

The Company is subject to various risks that may materially harm its business, financial condition, and results of operations. The risks and uncertainties described below, while inclusive of all risks we believe to be material at this time, may not be the only ones. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. Except for historical information, the information contained in these risk factors and in our SEC reports are “forward looking” statements about our expected future business and performance. Our actual operating results and financial performance may prove to be very different from what we might have predicted as of the date of the filing of this Form 10-K.

General risks related to our business

We will need to raise significant additional capital. The Company needs substantial capital to make and produce motion pictures currently in development or production, to meet payroll and to pay professional fees as a public company. The Company has not established any external sources of liquidity with financial institutions or other unrelated third parties. While the Company has a line of credit with several related parties, the Company has not been able to establish any external sources of financing. As the Company has no sources of financing other than periodic offerings of short-term notes and common stock to various high net worth individuals, the Company may not have enough funds to continue its operations, and may have to significantly curtail operations and sell films at reduced prices to generate cash.

The Company estimates that ongoing significant amounts of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. To finance our production of films, we often raise capital with short-term notes and the maturity date of those notes often occurs before we have sold and distributed our films and we therefore must defer payment of those notes as well as defer payroll on numerous occasions, which results in delayed payments to our creditors and service providers. However, there can be no assurance that the Company will successfully defer paying its creditors and service providers, and as we raise capital through additional equity financing, existing stockholders will have their ownership interests diluted. Until we generate revenues from the sale of our films, we will be solely relying on short-term notes and the sale of our common stock. As the Company has over $2 million in notes that are in default, there is no assurance that we can continue to defer payment, some of which has been deferred for over one year. As investors in our common stock typically are not interested in funding debt payments, deferral of these payments may be our sole option to allow us to raise capital for production of our films.

Our Independent Auditor Has Expressed Substantial Doubt About Us Continuing as a Going Concern. Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm in its report on the Company’s consolidated financial statements for the year ended July 31, 2021, also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and successfully implement its business plan, and to ultimately achieve sustainable operating revenues and profitability, and there is no assurance this will occur.

The development and expansion of the Company’s business is dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. Furthermore, the Company has numerous short-term notes that it has been forced to defer and if it cannot continue to defer these notes and they all become due, it may be forced into insolvency if it cannot raise capital to repay them.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company may be required to scale back its operations, liquidate its media assets to obtain funds, enter into strategic alliances that may require the Company to relinquish rights to any assets, or discontinue its operations entirely.

Several Notes Defaults Require Capital Raises to Repay Them. The Company has defaulted on several debt obligations and much of the capital it is raising will go to repay that indebtedness. The Company is in default under a note payable to Rachelle Strole in the original principal amount of $400,000 and must raise capital to repay this note. The Company is also in default under 19 separate notes payable to 7 individuals in the aggregate original principal amount of $2,275,000 with outstanding balances due totaling $1,965,000. The Company must raise capital to repay these notes.

If negotiations with our creditors fail to result in a deferral of this indebtedness and these note holders obtain a default judgement against the Company and we are forced into insolvency, our stockholders’ common stock will become worthless.

Current management has not yet retained the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls, as well as with the technical competence and accounting experience to address accounting and reporting issues under US GAAP and SEC reporting standards. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As of the date of the filing of this Form 10-K, management has not yet retained the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. We cannot give any assurance as to when, if ever, we will obtain proper internal controls.

The Company is largely controlled by two stockholders, and thus other stockholders have limited oversight of the Board of Directors; Officer salaries are significant. Two stockholders, Klusman Family Holdings and Debbie Rasmussen (wife of Mike Witherill), hold a significant number of shares of common stock of the Company. As a result, other stockholders will largely be unable to exercise any direct management or control functions with respect to the Company’s operations. The Board of Directors is elected by the stockholders and has discretion over a wide variety of decisions. Since a significant number of shares are held by two stockholders, other stockholders may have little if any ability to influence the election of directors. As officer salaries are determined entirely by the Board of Directors, there is no assurance they will reflect market rates of similarly situated companies. Aaron Klusman, our CEO, and Mike Witherill, our President, have salaries of $360,000 per year, so a significant portion of capital raises will be used to pay their salaries, although as of July 31, 2021, Mr. Klusman had deferred $484,670 of his salary. As of the date of the filing of this Form 10-K, Mr. Klusman’s deferred compensation is now $775,325. The Board of Directors determines how to allocate all proceeds raised by the Company and a portion of the proceeds will go to pay deferred.

We rely heavily on our management to become profitable. There can be no assurance that we will be profitable in the future.

Although our President and the President of Rivulet Films each have substantial business experience in the motion picture industry, our CEO has no experience in the motion picture industry and thus there can be no assurance that he will be successful in managing the Company and implementing our business plan. Our President was an officer of two prior film production companies which filed for bankruptcy as those companies were not able to pay their debt obligations when they were due. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup of new businesses and the environment in which the Company operates.

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

The coronavirus (COVID-19) outbreak could materially adversely affect our financial condition and results of operations. The global outbreak of COVID-19 and its variants has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak and its variants ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, the emergence of additional variants, its severity and longevity, the actions to curtail the virus and treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Although the COVID-19 outbreak appears to be subsiding, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future if there is a significant resurgence of COVID-19 cases.

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

A variety of uncontrollable events may reduce demand for the Company’s entertainment products or otherwise adversely affect the Company’s business. Demand for Company products is highly dependent on the general environment for entertainment and other leisure activities. The environment for these activities can be significantly adversely affected in the U.S. or worldwide as a result of a variety of factors beyond the Company’s control, including pandemics or epidemics, terrorist activities, military actions, adverse weather conditions, natural disasters, or other health concerns. Such events could have a material adverse effect on the Company’s business and results of operations. Similarly, an outbreak of a particular infectious disease such as COVID-19 or a new variant could negatively affect the public’s willingness to see the Company’s films in theaters. Finally, the ongoing effects of global climate change could adversely affect the Company’s business. Various proposals have been discussed at the federal and state level to limit the carbon emissions of business enterprises, which if enacted could result in an increase in the Company’s costs of operations. The effects of climate change could also have unpredictable effects on consumer motion picture attendance patterns.

Changes in the United States, global or regional economic conditions could adversely affect the Company’s results of operations and financial condition. The global economy experienced a significant contraction in the past. Any future decrease in economic activity in the U.S. or in other regions of the world in which the Company does business could significantly and adversely affect its results of operations and financial condition in a number of ways. Any decline in economic conditions may reduce the performance of the Company’s theatrical releases, thereby reducing the Company’s revenues and earnings. Further, bankruptcies or similar events by theater chains, other participants in the Company’s distribution chain or other sources of revenue may cause the Company to incur bad debt expense at levels higher than historically experienced or otherwise cause the Company’s revenues to decrease. In periods of generally increasing prices which is occurring now with substantial inflation in numerous products, commodities and services, the Company may experience a shift in consumer demand away from the entertainment products the Company offers, which could also adversely affect the Company’s revenues and, at the same time, increase the Company’s costs.

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

The Company’s business is currently substantially dependent upon the success of a limited number of film releases each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on the Company’s financial results and cash flows. The Company generally expects to release one or two feature films per year. The unexpected delay in release or commercial failure of just one of these films could have a significant adverse impact on the Company’s results of operations and cash flows in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical, home entertainment and television markets, although each film is different and there is no way to guarantee such results. If the Company’s films fail to achieve domestic box office success, their international box office and home entertainment success and the Company’s business, results of operations and financial condition could be adversely affected. Further, the Company can make no assurances that the historical correlation between domestic box office results and international box office and home entertainment results will continue in the future. In fact, over the last several years’ domestic theatrical results and foreign theatrical results have become less directly correlated than in the past.

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

Global economic turmoil and inflationary economic conditions in the U.S. could adversely affect the Company’s business. Global economic turmoil may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. Currently, due to the war in Ukraine and supply chain problems created by the COVID-19 past shutdowns, the world economy is experiencing inflationary pressures not seen in forty (40) years. These inflationary pressures in the U.S. and in other regions of the world in which the Company does business could adversely affect demand for the Company’s films, thus reducing the Company’s revenues and earnings. Ongoing inflation could reduce performance of the Company’s theatrical releases. Shifts in consumer demand away from the entertainment the Company offers (such as is currently taking place as people return to the workforce following quarantine due to the spread of COVID-19 and as a result watch fewer movies), which could also adversely affect the Company’s revenues and, at the same time, increase the Company’s costs. Moreover, financial institution failures may cause the Company to incur increased expenses or make it more difficult to finance any future acquisitions, or engage in other financing activities. The Company cannot predict the timing or the duration of any inflation or downturn in the economy and the Company is not immune to the effects of general worldwide economic conditions.

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

The Company’s success depends on its President and certain key employees. The Company success will depend to a significant extent on the connections, reputation, expertise and performance of primarily its President, its President of Rivulet Films, Inc., and its production and creative personnel. The Company does not currently have any “key person” life insurance policies on its President, or any of its employees. Competition for the limited number of business, production and creative personnel necessary to create and distribute the Company’s entertainment content is intense and may grow in the future. The Company’s inability to retain or successfully replace, where necessary, its President, and other key employees could have a material adverse effect on the Company’s business, financial condition, operating results, liquidity and prospects. Also, the CEO and President of Rivulet Films, Inc. and other officers are not required to devote their full time to the Company and may have conflicting time commitments to other entities in the same industry.

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

A significant portion of our music publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability. Mechanical royalties and performance royalties are the two largest sources of income to our music publishing business and mechanical royalties are a significant expense to our recorded music business. In the United States, mechanical royalty rates are set pursuant to an administrative rate-setting process under the U.S. Copyright Act, unless rates are determined through voluntary industry negotiations, and performance royalty rates are set by performing rights societies and subject to challenge by performing rights licensees. Mechanical royalties are paid at a rate of 9.1 cents per song per unit in the United States for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and approximately $0.06 per 100 on-demand streams. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our music publishing business. If the mechanical royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our recorded music business. In addition, rates our recorded music business receives in the United States for, among other sources of income and potential income, webcasting and satellite radio are set by an administrative process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations. Any reduction in the rates would adversely affect our recorded music business. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for recorded music income sources that are established through legally prescribed rate-setting processes are set too low, it could have a material adverse impact on our recorded music business or our business prospects.

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

Risks Related to Our Stock and Reporting Requirements

Our Common Stock No Longer Trades On the OTC Bulletin Board But Only On the OTC Expert Market, Making It Very Difficult to Buy or Sell Our Stock. In November, 2021, FINRA ceased operations of the OTC Bulletin Board, the market on which our stock had been trading. Due to our failure to timely file this Form 10-K and remaining ongoing delinquent filings of our Form 10-Qs, shares of our Common Stock now trade on the OTC Expert Market. Companies on the Expert Market provide the lowest level of disclosure in comparison to other OTC Market tiers. Quotes of securities in the Expert Market are “Unsolicited Only,” which means that trades of securities subject to unsolicited quotation in the Expert Market are only available to broker-dealers, institutions and other sophisticated investors, and not average investors.

As a result, it can be difficult to buy or sell our shares. To become listed on the OTCQB, we will have to comply with the OTC Market’s eligibility requirements, which include the following:

●	Becoming current and complying with Exchange Act reporting requirements, including filing our delinquent reports on Form 10-Q for the quarters ended October 31, 2021, and January 31, 2022;

●	Remaining current on future Exchange Act reports, including for the quarter ended April 30, 2022; and

●	Meeting certain corporate governance standards, including having an Audit Committee with the majority being independent directors.

There is no assurance that the Company will become or remain current on its Exchange Act reports or meet the other eligibility requirements to become listed on the OTCQB or another market. If the Company does not become listed on the OTCQB or other market, holders of our Common Stock may have difficulty on a long term basis in selling their shares.

The Company May No Longer Be a Public Company If It Does Not File Its Delinquent Exchange Act Reports Soon. The SEC may request at any time that the Company de-register as a public company no longer subject to public reporting requirements, which will make it difficult to raise capital and impossible to trade its common stock.

At any time before the delinquent Form 10-Qs are filed, the SEC may request that the Company de-register as a public company. If the Company fails to be permitted to file its delinquent reports after this notice it will be required to de-register its shares with the SEC, thus losing its public company status. If the Company is no longer public, it will no longer have any market for the trading of its common stock and capital raises will be more difficult, heightening the risk of its failure to meet its debt obligations and ultimately its insolvency.

The Company Has Raised Over $10 Million, Portions of Which May Have Been Raised Without Relying On A Current Private Placement Memorandum and There Is No Assurance It Properly Qualified for Exemption Under Section 4(a)(2) of the Securities Act, Also Known as the Private Placement Exemption. Portions of the Company’s capital raising activities have been conducted without reliance on a current Private Placement Memorandum or current Subscription Agreement. While the Company believes that these capital raising activities have met the requirements of the private placement exemption under Section 4(a)(2) of the Securities Act, there can be no assurance that is the case. Additionally, the Company may not have timely filed any Form Ds required by a state agency. Investors who purchased our stock without receiving a current Private Placement Memorandum may allege that they did not receive proper disclosure regarding our business and the risks of investing in our stock, and as such may attempt to rescind their investment.

There Is a Limited Trading Market for Our Common Stock. Although our stock is publicly traded, the trading market is limited. As a result, any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. We cannot assure our stockholders that a market for our stock will be sustained.

Our Reporting Obligations As a Public Company are Costly. Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws which are continuing to increase as provisions of the Sarbanes Oxley-Act of 2002 (“Sarbanes-Oxley Act”) are implemented. We may not reach sufficient size to justify our public reporting status. If we were forced to become a private company, then our stockholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

Our Reduced Stock Price May Adversely Affect Our Liquidity.  Our common stock has been trading at less than $1.00 per share since inception of the Company.  Many market makers are reluctant to make a market in stock with a trading price of less than $1.00 per share.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

The Requirements of Being a Public Company May Strain Our Resources, Divert Management’s Attention, and Affect Our Ability to Attract and Retain Qualified Board Members. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protections Act, the listing requirements of any exchange or other market listing our stock, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to meet these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company operates out of its office located at 1206 East Warner Road, Suite 101-I, Gilbert, Arizona, 85296. The Company has a short-term lease with a related party for this office space through September 30, 2022, at the rate of $825 per month.

ITEM 3 – LEGAL PROCEEDINGS

The Company executed a Promissory Note payable to Rachelle Strole, dated July 6, 2021, in an original principal amount of $400,000 and with a maturity of July 31, 2021 (the “Note”). The Note was not paid as of the maturity date and as a result went into default. Ms. Stole filed a Complaint in Case No. CV2021-014423 in the Superior Court of the State of Arizona against the Company for damages related to its failure to pay the amounts owed under the Note. A default judgment was entered in favor of Ms. Strole on December 17, 2021. Thus far, Ms. Strole has not enforced the judgment. The Company and Ms. Strole have entered into settlement negotiations but as the date of the filing of this Form 10-K, the parties have not yet agreed to a settlement and as a result the matter remains unresolved.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock was traded on the OTC Bulletin Board, but is now traded on the OTC Expert Market under the symbol “RIVU.” As of April 30, 2022, there were 144,045,171 shares outstanding. Any over-the-counter market quotations reflect inter-dealer priced, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of April 30, 2022, there were approximately 522 holders of record of the Company’s common stock. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms. All shares held by officers and directors of the Company are restricted shares subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. The Company has no agreement in place to register any of its shares with the Securities and Exchange Commission.

Dividends

No dividends have been declared on the Company’s stock, nor does the Company foresee any dividends being declared in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Options granted under the 2020 Incentive Plan have a 10-year maximum term, an exercise price equal to at least the fair market value of the Company’s common stock on the date of the grant, and with varying vesting periods as determined by the Board.

As of July 31, 2021, stock options for 9,000,000 shares of common stock had been granted. As of July 31, 2021 the following options had been granted under the 2020 Incentive Plan.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation Plans (excluding securities in column(a)) (c)
Equity compensation plans approved by security holders	-	$	N/A	N/A
Equity compensation plans not approved by security holders	9,000,000		$0.10	7,000,000

Total	9,000,000		$0.10	7,000,000

Performance Graph

As a smaller reporting company, the Company is not required to provide a performance graph.

Sales of Unregistered Securities

All sales of unregistered securities during FY 2021 have previously been disclosed on the Company’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide Item 6 disclosure in this Annual Report.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is engaged in the production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution, and ancillary sales, as well as the music production and distribution industry. The Company also provides event-based audio and video design, production, and installation services.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below at “Going Concern.” The Company does not currently have positive cash flows from operations and is dependent on periodic infusions of capital to fund its operating requirements.

At July 31, 2021, the Company had completed two feature films and one documentary and had one feature film in production. The documentary is about the life of former Arizona Sheriff Joseph M. Arpaio and is entitled “It’s Complicated”. As of the date of the filing of this Form 10-K, this film has not been sold or distributed.

The feature film productions that were completed at July 31, 2021 are entitled “Please Baby Please” and “Mistress.” Current discussion are underway to distribute and sell Please Baby Please after it was featured at the Amsterdam Film Festival. The Company had a screening on April 12, 2022, of Mistress with 46 potential buyers invited for distribution of the film. Discussions are currently underway for the distribution and sale of the movie.

In June 2021, the Company commenced the filming of its third feature film production, “Taurus”, which was completed in December 2021. Although the agreement has not been executed, the Company has reached an agreement in principal with AMC Plus to distribute this film in North America for a minimum guarantee of $1.6 million plus royalties and is in discussions to distribute the film to foreign markets through Island Film Group. There is no assurance this agreement will be executed, but management is optimistic.

The Company also began production of a children’s television series called “Storyland.” Pre-production activities on this series are underway.

At July 31, 2021, and 2020, project development costs aggregated $4,915,610 and $134,413, respectively. The Company expects to receive revenues from both domestic and foreign distribution from its productions during the fiscal year ending July 31, 2022, and thereafter, but there is no assurance this will occur.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the fiscal year ended July 31, 2021, the Company incurred a net loss of $1,851,108. The Company financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of short term notes.

At July 31, 2021, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurance that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the fiscal year ended July 31, 2021, also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and successfully implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business is dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the effect that the coronavirus pandemic may have on the availability, amount, and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company may be required to scale back its operations, liquidate its media assets to obtain funds, enter into strategic alliances that may require the Company to relinquish rights to any media assets, or discontinue its operations entirely.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. Management has not yet evaluated the effect that the adoption of ASU 2019-12 will have on the Company’s consolidated financial statement presentation or disclosures.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. Management has not yet evaluated the effect that the adoption of ASU 2021-04 will have on the Company’s consolidated financial statement presentation or disclosures.

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

Costs and expenses incurred that represented 10% or more of costs for the period from August 1, 2020, through July 31, 2021, consist of legal fees of $224,389 incurred with the Company’s corporate and securities law firm.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations presented below is based on the Company’s consolidated financial statements for the fiscal year ended July 31, 2021, and for the period February 11, 2020 (date of inception) through July 31, 2020, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed consolidated financial statements.

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

As of July 31, 2021, the Company completed two feature films and one documentary and has one feature film in production. After testing for impairment of each of the projects, management has determined that no impairment charges should be recognized.

Revenue Recognition

Film and Television Program Revenues

The Company’s film and television program business is expected to generate revenues principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international marketplaces.

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

Sales or Usage Based Royalties.

Sales or usage-based royalties will represent amounts due to the Company based on the “sale” or “usage” of the Company’s content by the customer, and revenues which will be recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated and has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation will generally be satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements will generally not be reported to the Company until after the close of the reporting period. The Company will record revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates will be based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.

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

Digital Transaction Revenue Sharing Arrangements: Represents primarily revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price. The Company shares in the rental or sales revenues generated by the platform on a title-by-title basis. These digital media platforms generate revenue from rental and EST arrangements, such as download-to-own, download-to-rent, and video-on-demand. These revenue sharing arrangements are recognized as sales or usage-based royalties based on the performance of these platforms and pursuant to the terms of the contract, as discussed above. The Company has not entered into any of these arrangements as of the date of the filing of this Form 10-K.

Licenses of Content to Digital Platforms: Represents primarily the licensing of content to subscription-video-on-demand (“SVOD”) or other digital platforms for a fixed fee. As discussed above, revenues are recognized when the content has been delivered and the window for the exploitation right in that territory has begun. The Company has not entered into any of these arrangements as of the date of the filing of this Form 10-K

Packaged Media: Packaged media revenues will represent the sale of motion pictures and television shows (produced or acquired) on physical discs (DVD’s, Blu-ray, 4K Ultra HD, referred to as “Packaged Media”) in the retail market. Revenues are recognized, net of an allowance for estimated returns and other allowances, on the later of receipt by the customer or “street date” (when it is available for sale by the customer).

Television: Television revenues will be derived from the licensing to domestic markets (linear pay, basic cable, free television markets, syndication) of motion pictures (including theatrical productions and acquired films) and scripted and unscripted television series, television movies, mini-series, and non-fiction programming. Television revenues will include fixed fee arrangements, as well as arrangements in which the Company will earn advertising revenue from the exploitation of certain content on television networks. Television will also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform. Revenues associated with a title, right, or window from television licensing arrangements will be recognized when the feature film or television program is delivered (on an episodic basis for television product) and the window for the exploitation right has begun

International: International revenues will be derived from (1) licensing of the Company’s productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company’s productions, acquired films, and the Company’s catalog product and libraries of acquired titles; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media, or territory, will be recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues will also be generated from sales or usage-based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company’s customer generating a royalty due to the Company has occurred.

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

Results of Operations

At July 31, 2021, the Company had commenced business operations, but did not have positive cash flows from operations and will be dependent on periodic infusions of capital to fund its operating requirements.

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

General and administrative costs and expenses consist of stock-based compensation, payroll to officers and employees, accounting fees, audit fees, legal fees, transfer agent fees, insurance, investor relations and other general corporate expenses. Management expects general and administrative costs and expenses to increase in future periods as the Company adds personnel and incurs additional costs related to its operation, including higher legal, accounting, insurance, compliance, compensation, and other costs.

The Company’s consolidated statements of operations as discussed herein are presented below.

	Year Ended July 31, 2021	For the Period February 11, 2020 (date of inception) through July 31, 2020
Revenues – including $18,000 from a related party	$64,074	$—

Costs and expenses:
General and administrative:
Officers, directors, affiliates, and other related parties	1,032,164	493,472
Other costs	1,210,387	447,847
Production costs	35,349	—
Sales and marketing	13,926	11,289
Write-off of consideration paid for acquisition of Maughan Music Group, LLC	—	115,532
Total costs and expenses	2,291,826	1,068,140
Loss from operations	(2,227,752)	(1,068,140)
Other income (expense):
Increase in fair value of marketable securities	523,315	1,639
Loss on restatement of convertible note	(48,010)	—
Increase in fair value of derivative liability	(123)	—
Convertible promissory note payable default obligation incurred	(64,375)	—
Interest expense, net	(34,163)	(427)
Total other income net	376,644	1,212
Net loss	$(1,851,108)	$(1,066,928)

Net loss per common share – basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding – basic and diluted	90,255,725	28,805,814

Year Ended July 31, 2021 and the Period February 11, 2020 (date of inception) through July 31, 2020

Revenues. The Company generated revenues of $64,074, including $16,000 from a related party, during the fiscal year ended July 31, 2021, related to an event-based video production. The Company had no revenues from February 11, 2020 (date of inception) through July 31, 2020.

General and Administrative:

Officers, Directors, Affiliates and Other Related Parties.

For the fiscal year ended July 31, 2021, general and administrative costs associated with officers, directors, affiliates, and other related parties were $1,032,164, which consisted of stock-based compensation of $88,956, compensation to officers of $865,000, and an area standards agreement incurred with the Company’s IATSE union liaison of $78,208.

For the period February 11, 2020 (date of inception) through July 31, 2020, general and administrative costs associated with officers, directors, affiliates, and other related parties were $493,472, which consisted of stock-based compensation of $183,472, and compensation to officers of $310,000.

Other General and Administrative Expenses.

For the fiscal year ended July 31, 2021, other general and administrative costs were $1,210,387, which consisted of compensation and related costs of $455,556, health insurance of $70,348, accounting fees of $98,866, review and audit fees of $146,914, tax preparation fees of $11,723, legal fees of $247,234, office rent of $58,213, transfer agent fees of $11,305, depreciation of $2,615, and other operating costs of $107,613.

For the period from February 11, 2020 (inception) through July 31, 2020, general and administrative cost and expenses were $941,319, which consisted of stock-based compensation of $183,472, payroll to officers of $310,000, other payroll and related costs of $80,984, accounting fees of $40,711, audit fees of $25,295, legal fees of $268,124, transfer agent fees of $20,458 and other operating costs of $12,275.

Event Based Production Costs. Event based production costs are costs incurred in the production of media content for third parties through Eventide Media. For the fiscal year ended July 31, 2021, event-based production costs were $35,349, which consisted of equipment rental of $13,124, labor of $12,372, and other general and administrative expenses of $9,853. The Company did not have any event-based production costs for the period February 11, 2020 (date of inception) through July 31, 2020. All film production costs are capitalized and the bulk of the capital raised, or approximately $4,781,197, was used for these costs in the fiscal year ended July 31, 2021.

Sales and Marketing. For the fiscal year ended July 31, 2021, sales and marketing costs were $13,926, which consisted of press release costs of $7,475, branding guidance and advertising of $5,486, and other sales and marketing costs of $965. For the period February 11, 2020 (date of inception) through July 31, 2020, sales and marketing costs were $11,289, which consisted of press release costs of $7,100, domain fees and web design costs of $912, and photo shoots and equipment costs of $3,277.

Write-off of Consideration Paid for Acquisition of Maughan Music Group, LLC. For the period February 11, 2020 (date of inception) through July 31, 2020, the Company wrote-off its investment in Maughan Music Group, LLC totaling $115,532 which consisted of the fair value of 925,000 shares of the Company’s common stock that were issued in connection with the investment.

Increase in Fair Value of Marketable Securities. For the fiscal year ended July 31, 2021, the Company recorded an increase in the fair value of its investment in marketable securities of $523,315. For the period February 11, 2020 (date of inception) through July 31, 2020, the Company recorded an increase in the fair value of its investment in marketable securities of $1,639.

Convertible Promissory Note Payable Default Obligation Incurred. For the fiscal year ended July 31, 2021, the Company recognized a charge to operations of $64,375 representing the potential loss related to the default on a convertible promissory note.

Interest Expense. For the fiscal year ended July 31, 2021, the Company had interest expense of $34,163 (including interest on short term and convertible notes of $47,955), reversal of $17,146 of interest expense which was related to the write-off of debt discount on convertible promissory note payable and short-term unsecured debt. The Company capitalized $78,751 of interest expense related to the secured multiple advance promissory note as such costs related to production costs of a feature film in process. For the fiscal year ended July 31, 2020, the Company had interest expense of $427.

Net Loss. For the fiscal year ended July 31, 2021, the Company incurred a net loss of $1,851,108, as compared to a net loss of $1,066,928 for the period February 11, 2020 (date of inception) through July 31, 2020. The increase of net loss was primarily a result of higher expenses primarily due to the comparison with a shorter period ended July 31, 2020 as compared to the one-year period ended July 31, 2021.

Liquidity and Capital Resources – July 31, 2021

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Year Ended July 31, 2021	For the Period February 11, 2020 (date of inception) through July 31, 2020
Net cash used in operating activities	$(1,320,626)	$(462,878)
Net cash used in investing activities	(4,958,515)	(134,413)
Net cash provided by financing activities	6,293,333	615,572
Net increase (decrease) in cash	$14,192	$18,281

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the fiscal year ended July 31, 2021, the Company incurred a net loss of $1,851,108. The Company financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of short term notes. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the fiscal year ended July 31, 2021, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 31, 2021, the Company had a cash balance of $32,473 and a working capital deficiency of $3,497,658. During the fiscal year ended July 31, 2021, the Company generated cash of $3,265,000 from the sale of 39,250,000 shares of common stock, $67,400 from the collection of common stock subscriptions receivable from both related and unrelated parties for 1,348,000 shares of common stock which had been subscribed for in August and September 2020, $60,000 from a common stock subscription that was subsequently rescinded, $3,479,571 in proceeds from the issuance of various notes payable, offset by the principal repayment of $578,638 in notes payable. At July 31, 2021, the Company had $4,338,101 in current liabilities, with respect to which it will either need to repay or extend the due date. Almost $5 million of capital raised was used for project costs to produce the films.

At July 31, 2021, the Company had limited cash resources available to fund its operations and repay its short-term indebtedness, and will therefore need to raise additional funds to repay debt and finance its short-term working capital requirements. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard. As of the date of the filing of this Form 10-K, the Company has total debt of $5,719,219 and deferred salaries totaling $775,325.

Geneva Roth Remark Holdings, Inc.

On February 8, 2022, the Company entered into a Settlement Agreement with Geneva Roth Remark Holdings, Inc, (“Geneva Roth”) to settle and resolve the Company’s obligations with respect to three Convertible Promissory Notes executed by the Company and payable to Geneva Roth dated July 8, 2021, August 2, 2021, and September 7, 2021, respectively (the “Notes”). The Company was in default under these Notes.

Under the terms of the Settlement Agreement, the Company would pay an aggregate amount of $386,533 to Geneva Roth, which would constitute payment in full under the Notes. Payments were to be made in weekly installments, with the first 12 payments in the amount of $30,000 each and a final payment in the amount of $26,533. The first payment was paid on February 11, 2022, and the Company paid $270,000 towards the outstanding balance as of April 24, 2022. On April 19, 2022, the Company and Geneva Roth amended the Settlement Agreement to provide that Geneva Roth would accept $80,000 as full payment of the remaining amount due under the Settlement Agreement. On April 25, 2022, the Company made a one-time payment of $50,000, and on April 27, 2022, the Company and Geneva Roth entered into a Mutual Release and Agreement, whereby the parties agreed that this $50,000 payment constituted full satisfaction of the Notes.

Operating Activities

For the fiscal year ended July 31, 2021, operating activities utilized cash of $1,320,626, as compared to utilizing cash of $462,878 for the period February 11, 2020 (date of inception) through July 31, 2020, to fund the Company’s ongoing operating expenses.

Investing Activities

For the fiscal year ended July 31, 2021, the Company’s investing activities utilized cash of $4,958,515 consisting of $33,661 for the purchase of property and equipment, $143,657 for the purchase of intellectual property, and $4,781,197 for the payment of project development costs. For the period February 11, 2020 (date of inception) through July 31, 2020, the Company’s investing activities utilized cash of $134,413 for the payment of project development costs. The increase in investing activities is a result of the Company expansion of its production efforts.

Financing Activities

For the fiscal year ended July 31, 2021, the Company’s financing activities provided net cash of $6,293,333, consisting of proceeds of $3,265,000 from the sale of 39,250,000 shares of common stock, $67,400 received from common stock subscriptions receivable for 1,348,000 shares of common stock, proceeds from a rescinded stock subscription receivable of $60,000, proceeds of $225,000 from the issuance of a convertible promissory note payable, $1,000,000 from the issuance of a secured Multiple Advance Promissory Note, proceeds of $185,000 in unsecured promissory notes, reduced by repayments of $10,000, and proceeds of $2,069,571 in unsecured promissory notes from related parties, reduced by repayments of $568,638.

For the period February 11, 2020 (date of inception) through July 31, 2020, the Company’s financing activities generated cash of $615,572 consisting of $590,000 from the sale of 13,823,800 shares of common stock, proceeds of $25,000 from the issuance of a convertible promissory note payable, and cash of $572 acquired in connection with the reverse merger transaction.

Project Funding

The Company expects that its film projects will be funded through a variety of techniques. The films that the Company intends to produce will likely include a well-known cast and a compelling script. The Company plans to use sales agents to pre-sell foreign distribution rights, which would include money guarantees from the distributors. In addition, the Company’s sales agents will attempt to secure domestic right pre-sales through backstop (floor amount) agreements or direct distribution agreements with money guarantees. The Company will continue to give strong consideration to produce films in states that provide significant tax incentive rebates.

The Company’s objective is for these agreements, together with the tax incentives, to provide security for bank financing at 80% to 90% of the aggregate contract and tax incentive amounts, as well as that bank loans, pre-sale agreements and tax incentive assignments will provide sufficient funds to finance the respective project costs. So far this form of financing has not been obtained and the Company has instead relied on temporary financing which has resulted in ongoing renegotiations of due dates as a result of timing differences between obtaining the funds and the time frame needed to complete the projects. While the Company has planned to use this temporary funding from film project lenders until the Company is able to obtain project financing from senior lenders, it instead has been forced to rely on short term financing payment deferrals with some limited repayments of term loans.

Principal Commitments

Employment Agreements

The Company and its wholly owned subsidiaries have entered into employment agreements with their officers with total aggregate monthly salaries of $75,000. As of July 31, 2021, Mr., Klusman has deferred $484,670 of his salary.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at July 31, 2021, or 2020.

Impact of Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of COVID-19 and its variants has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak and its variants ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, the emergence of additional variants, its severity and longevity, the actions to curtail the virus and treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Although the COVID-19 outbreak appears to be subsiding, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future if there is a significant resurgence of COVID-19 cases.

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

There can be no assurances that the Company will ever achieve sustainable revenues sufficient to support its operations. Even if the Company is able to generate revenues, there can be no assurances that the Company will be able to achieve profitability or positive operating cash flows. There can be no assurance that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its programs, or to curtail or discontinue its operations entirely.

Other than as discussed above and elsewhere in the financial statements, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Item 7A disclosure in this Annual Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this report

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2021, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of July 31, 2021, due to the identification of significant deficiencies and the existence of the material weaknesses in the Company’s internal control over financial reporting as described below, the Company concluded that the design and operation its disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP and SEC reporting standards, for the reasons noted below.

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

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended July 31, 2021.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the period ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

ITEM 9B – OTHER INFORMATION

Not applicable.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company are as follows:

Name	Type	Age	Date Term Began
Aaron Klusman Chairman, CEO	Employee	41	April 6, 2020
Michael J. Witherill Vice- Chairman, President	Employee	60	April 6, 2020
John P. Morgan	Independent	76	July 2, 2020
John “Jack” Douglas Wilenchik	Independent	37	August 25, 2020

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

There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time, and due to its small size does not believe that committees are necessary at this time. As of the date of the filing of this Form 10-K, the Company’s entire Board fulfills the duties of an audit committee. None of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Aaron Klusman – Chairman and CEO

Aaron Klusman is Chairman and CEO of the Company. Mr. Klusman is a serial entrepreneur and private investor who specializes in real estate development. Mr. Klusman co-founded Camelback Realty Group, LLC in 2005 as a real estate holding company and member or partner in other real estate LLCs and partnerships. He is Co-Founder/Managing Partner in the private investment firm Camelback Partners and is a Co-Founder/Managing Partner of Camelback Realty Group, which invests principally in real estate land and development. Mr. Klusman is Founder/Owner of Neighborhood Concepts, under which he has founded such companies as Zoyo Neighborhood Yogurt, Modern Grove Neighborhood Eatery & Market and Neighborhood Initiatives Beverage Co, in 2016. He is a partner in First Cup, a regional franchisee of Dunkin Donuts, where he assists with business development throughout Arizona, Nevada, California and Colorado. Mr. Klusman also founded Klusman Family Holdings, LLC in 2009, a holding company for other real estate entities. Mr. Klusman serves on the boards of Grand Canyon University’s Colangelo College of Business, Hustle PHOENIX, Fellowship of Christian Athletes, and is the Chairman and founder of Camelback Society. Mr. Klusman graduated from Arizona State University in 2003. Mr. Klusman also serves as an officer and director of Chee Corp, a publicly held commercial and real estate company.

Michael J. Witherill – Co-Chairman and President

Mike Witherill is Vice-Chairman and President of the Company. He has produced numerous movies in the last seven years, including Drinking Buddies (staring Ana Kendrick, Olivia Wilde and Jake Johnson), Frontera (staring Ed Harris, Eva Longoria, Amy Madigan and Michael Pena), Cardboard Boxer (staring Thomas Hayden Church, Terrence Howard and Boyd Holbrook), and John Wick (starring Keanu Reeves). Mr. Witherill is also the producer of the music movie Stuck (staring Ashanti Douglas, Giancarlo Esposito, Amy Madigan, Arden Cho, Omar Chaparro and Gerard Canonico), which has won multiple film festival awards. Mr. Witherill founded Rise Entertainment, a motion picture production company, in 2012, for which he was the manager and CEO until he sold his interest in 2013. He was the manager of Frontera Productions, LLC, an entity wholly owned by Rise Entertainment and the entity in which the movie Frontera was produced. Mr. Witherill was manager of H & W Movie Partners, LLC since 2009, an entity involved with the production of the movie A Little Bit of Heaven. Mr. Witherill co-founded MJW Films, LLC in 2013. He was a co-manager of MJW Films, LLC until July 2014. MJW Films, LLC declared bankruptcy in 2018. MJW Films, LLC created the special purpose movie production entities Stuck Productions, LLC and its related entity Stuck Movie, Inc., J Wick Productions, LLC, Planet Productions, LLC, and Cardboard Productions, LLC. Mr. Witherill was the CEO of each of these entities. Mr. Witherill co-founded MJW Media, LLC in 2013, and served as its CEO until its merger with MJW Media, Inc. in 2016. MJW Media, LLC was a producer loan out and movie production/development company. Mr. Witherill co-founded MJW Music, LLC in 2013, and was its CEO until its merger with MJW Music, Inc. in 2016. MJW Music, LLC was a film, music and talent music production company. Mr. Witherill received a football scholarship to Arizona State University where he played and graduated in 1985 with a BA in Business. Mr. Witherill was the Co-Founder of the largest Dunkin Donuts franchisee in the western United States with over 50 current locations which he operated from 2007 to 2012. Mr. Witherill also served as an officer and director of Chee Corp., a publicly held acquisition company.

John Morgan – Director

John Morgan is managing partner at Falding Capital Group, and Executive Vice President and Secretary of Technical Air Products. Mr. Morgan has over fifty years of business development and management experience. He worked in the publishing and printing business for thirty-one years. He has owned many publishing businesses that include Graph-Ads, Inc. in Alma, MI; Advance Newspapers in Grand Rapids, MI; Flashes Publishers, Allegan, MI serving all of Southwest Michigan; TDI Talking Phone Books in Grand Rapids, MI serving Michigan, Indiana, Ohio, and Florida; and others. In 1999, Mr. Morgan sold his publishing business with his partner, Hank Meijer, to McCloud USA which at the time was the fourth largest telecom company in the US. In late 2000, Mr. Morgan acquired Eagle Tugs, an aviation and industrial material handling manufacturer in Detroit, MI. Eagle Tugs was sold to Tronair in December 2015, which was owned by private equity firm Golden Gate Capital. In early 2000, Mr. Morgan, through Falding Capital, purchased Cannon Truck Equipment, which is a complex truck equipment up-fitter in Macomb County, MI. In 2018, Mr. Morgan sold Cannon Truck Equipment to Versalift, which was owned by private equity firm Sterling Capital. Mr. Morgan also served on the Board of Directors of the Bank of Alma from 1975-1997. Prior to 2006, Mr. Morgan was also President of American Cargo, a dry freight and cutaway cube van manufacturer. Mr. Morgan graduated from Michigan State University with a BA in Communications in 1968. He has been married to Karley Deckrow Morgan since 1967. He and Karley have three children, Karri Gabridge, Kacie McLean, and Jace Morgan. They also have ten grandchildren. He and Karley reside in Naples, FL.

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

Executive Officers

The executive officers serving the Company are as follows:

Name	Age	Position Held
Aaron Klusman	41	Chairman, CEO
Michael J. Witherill	60	Vice-Chairman, President
Rick Gean	69	Interim CFO

Mr. Klusman’s and Mr. Witherill’s biographical information is incorporated by reference to the board membership section of Part III Item 10 above.

Rick Gean – Interim Chief Financial Officer

Mr. Gean started his career in public accounting in 1983. Since April 2015, Mr. Gean has run Gean Accounting Services, acting as virtual CFO and providing finance and accounting services for numerous companies, including acting as CFO of PowerOneData International, Inc., an international smart grid company, and serving as financial advisor to Plum Mountain Imaging Corp., an MRI System rental and services company, to Arrestage International, Inc., a natural skin care company, and to Mind and Body Research, Inc., a start-up in the nutritional supplement and topical pain relief industry.

Prior to that, Mr. Gean worked with several emerging growth companies, including serving as Director of Mergers and Acquisitions and CFO for a regional investment banking firm. Mr. Gean also worked in corporate finance with a subsidiary of a California based venture capital firm, specializing in providing corporate finance and accelerator services. He acted as CFO for a nutraceutical manufacturing company and consultant to a publicly held company with a novel drug delivery technology, assisting in merger negotiations and fund raising activities. Beginning on March 2, 2021, Mr. Gean has served as CFO, Secretary, and Treasurer of Chee Corp., a business principally engaged in the commercial real estate business in Arizona and an affiliate of the Company. Mr. Gean attended University of Arizona, majoring in Public Administration, and Arizona State University, majoring in Accounting.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person. There are no family relationships among our executive officers and directors.

Significant Employees

Rob Paris – President of Rivulet Films

Rob Paris serves as President of Rivulet Films, a significant subsidiary of the Company. Mr. Paris started his career as a literary agent at Creative Artists Agency where he packaged and arranged finance for dozens of iconic projects including Scream, I Know What You Did Last Summer, Dawson’s Creek, Donnie Darko, One Hour Photo and The Day After Tomorrow, which grossed over $500 million worldwide. After a decade in the representation business, Mr. Paris formed Mission Entertainment, a development and production fund backed by Comcast/Spectacor CEO Ed Snider. As head of development he acquired and packaged Whip It! as a directorial debut for Drew Barrymore. Fox Searchlight released the film, which starred Barrymore, Ellen Page, Kristin Wiig, Jimmy Fallon and Juliette Lewis. Paris later launched his company Paris Film, Inc. and acquired the spec screenplay The Maiden Heist, which attracted an ensemble cast of Oscar® winners and nominees, including Morgan Freeman, Christopher Walken, William H. Macy, and Marcia Gay Harden. The film was financed by Yari Film Group and acquired by Sony Pictures Worldwide. Shortly after, Paris Film, Inc. launched production on Black List comedy Dirty Girl with Juno Temple, Milla Jovovich, William H. Macy, Mary Steenburgen, Dwight Yoakam, and Tim McGraw.

Mr. Paris later formed Crime Scene Pictures, a finance and production company backed by private equity from Singapore and Indonesia. Within weeks of its launch, Mr. Paris assembled the financing and produced a remake of Gambit, written by Academy Award winners Joel and Ethan Coen and starring Academy Award winner Colin Firth, Cameron Diaz Alan Rickman, and Stanley Tucci. CBS Films preemptively acquired US distribution rights at the European Film Market in Berlin. That same year, Mr. Paris acquired and packaged Everly, an action tour de force starring Academy Award nominee Salma Hayek. Paris recently returned to the world of horror, producing back to back films with writer/director Osgood Perkins. The Blackcoat’s Daughter, starring Emma Roberts, Kiernan Shipka, and Lucy Boynton sold to A24 amidst competitive bidding at the Toronto International Film Festival, and I Am the Pretty Thing That Lives in the House, starring Golden Globe winner Ruth Wilson. Mr. Paris produced The Last Laugh, distributed by Netflix and starring Chevy Chase, Academy Award winner Richard Dreyfuss and Andie MacDowell. Mr. Paris graduated from the University of California at Santa Barbara with a Bachelors of Arts degree in Film Studies in 1992.

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

MJW Films, LLC, filed a petition in the United States Bankruptcy Court for the District of Arizona on October 22, 2018, under Chapter 11 of the U.S. Bankruptcy Code. Michael J. Witherill was Chief Executive Officer of MJW Films, LLC, at the time of the filing, but has subsequently resigned that position. On August 18, 2020, the matter was converted to a petition under Chapter 7 of the U.S. Bankruptcy Code. The parties in the bankruptcy proceeding have negotiated a settlement agreement and a hearing on the motion to approve compromise/settlement was held in December 2020 and approved in January 2021. However, certain parties in the proceedings have filed a motion for relief from judgment and a motion for reconsideration of the trustee’s order confirming the sale. A hearing on these motions is scheduled for May, 2022.

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

During the most recent fiscal year the fiscal year ended July 31, 2021, the following Section 16(a) forms were filed late: John Morgan (one Form 3 with one transaction), Blue Scout Enterprises LLC (one Form 4 with one transaction); Michael Witherill (one Form 4 with one transaction), Rick Gean (one Form 3).

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

1206 East Warner Road, Suite 101-I

Gilbert, Arizona 85296

Nominating Procedures

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors during our last fiscal year.

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The following table sets forth, for the fiscal year, certain information regarding the compensation earned by the Company’s named executive officers.

Name and principal position	Fiscal Year	Salary ($)	Total ($)
Aaron Klusman	2021	360,000 [1]	360,000
CEO and Director	2020	120,000	120,000
Michael Witherill	2021	360,000	360,000
President and Director	2020	170,000	170,000
Rick Gean	2021	0	0
Interim CFO	2020	-	-

[1]	As of July 31, 2021, Mr. Klusman has deferred $484,670 of his salary.

Director Compensation

Compensation paid to Mr. Klusman, Mr. Witherill and Mr. Gean disclosed in the above table. No compensation was paid to Mr. Morgan or Mr. Wilenchik, both of whom are non-employee directors.

Employment Agreements

On August 12, 2020, the Company, and Michael J. Witherill entered into an Employment Agreement with respect to his positions as President, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors of the Company. Mr. Witherill receives an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Witherill or the Board of Directors as needed to cover other Company expenses and provided further that Mr. Witherill is permitted to serve as a director of not-for-profit and for-profit businesses that do not compete with the Company. The Employment Agreement was amended on January 26, 2021, to additionally allow Mr. Witherill to serve as an officer and director of Chee Corp. During the year ended July 31, 2021, the Company recorded a charge to operations of $360,000 with respect to this Employment Agreement, which was charged to general and administrative costs. Mr. Witherill resigned from his position as Chief Financial Officer of the Company effective October 26, 2021.

On August 14, 2020, the Company and Aaron Klusman entered into an Employment Agreement with respect to his positions as Chief Executive Officer and a member of the Board of Directors of the Company. Mr. Klusman receives an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Klusman or the Board of Directors as needed to cover other Company expenses, and provided further that Mr. Klusman is permitted to purchase, sell, oversee, manage, and develop real estate properties and projects; and serve as a director of not for profit and for profit businesses that do not compete with the Company. Mr. Klusman also serves as an officer and director of Chee Corp. During the year ended July 31, 2021, the Company recorded a charge to operations of $360,000 with respect to this Employment Agreement, which was charged to general and administrative costs. As of July 31, 2021, Mr., Klusman has deferred $484,670 of his salary.

The employment of Mr. Witherill and Mr. Klusman commenced effective April 1, 2020, and will continue for two years, subject to successive one-year renewals. Each executive is an “at-will” employee. Either the executive or the Company may terminate his employment with or without cause, for any reason or no reason, and at any time. The executives are each subject to standard confidentiality provisions and a non-compete, non-solicitation covenant for a one-year period following termination of employment

On May 27, 2020, the Company, and Paris Film, Inc., and Rob Paris (together, “Paris”) entered into an Employment Agreement (the “Paris Agreement”), pursuant which the Company agreed to employ Paris in the position of President of Rivulet Films, a subsidiary of the Company. The employment of Paris began on June 1, 2020, for a guaranteed term of six months, following which time the employment relationship may be terminated with or without good cause or for any reason or no reason by either the Paris or the Company.

Paris was paid $10,000 per month commencing June 1, 2020, through November 30, 2020, which was increased to $15,000 per month beginning on March 1, 2021. Additionally, the Company issued stock options to purchase 9,000,000 shares of common stock at an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on such date, of which options for 5,000,000 shares vested on May 27, 2020, options for 2,000,000 shares vested on June 1, 2021, and the remaining options for 2,000,000 shares will vest on June 1, 2022.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2022, certain information regarding beneficial ownership of the Company’s common stock by (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common or preferred stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of April 30, 2022, there were 144,045,171 shares of the Company’s common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of April 30, 2022, pursuant to stock options, or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Rivulet Media, Inc., 1206 E. Warner Road #101-I, Gilbert, Arizona, 85296. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Common Stock Share Ownership

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Aaron Klusman CEO and Director	31,265,983	(1)	21.70%

John P. Morgan Director	1,000,000		0.69%

John “Jack” Douglas Wilenchik Director	100,000		0.06%

Michael Witherill President and Director	-		0%

Rick Gean Interim CFO	-		0%

Directors and executive officers as a group	32,365,983		22.47%

Debbie Rasmussen	29,921,982	(2)	20.77%

Daniel Crosser 225 12th Street Manhattan Beach, CA 90266	16,464,235		11.42%

Lawrence Silver 225 W Hubbard St., Ste 600 Chicago, IL 60654	19,114,200		13.26%

(1)	Mr. Klusman’s beneficial ownership of these shares by virtue of his status as sole member of Klusman Family Holdings, LLC.

(2)	Ms. Rasmussen is the wife of Mr. Michael Witherill. Mr. Witherill has disclaimed beneficial ownership of the shares owned by Ms. Rasmussen.

There are no arrangements, including any pledge of securities that may at a subsequent date result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 of this Form 10-K is hereby incorporated by reference into this Item 12.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the period from February 11, 2020 (date of inception) through April 30, 2020, Rivulet Films entered into four common stock subscription agreements aggregating $700,000. Three of the subscription’s receivable aggregating $150,000 for 5,023,800 shares of common stock were paid in April 2020. The remaining $550,000 of subscriptions receivable from Blue Scout Enterprises LLC (“Blue Scout”), a related party, to purchase 11,000,000 shares of common stock was presented as a reduction to stockholders’ deficiency in the consolidated balance sheet at July 31, 2020.

The $550,000 subscription receivable from Blue Scout dated February 11, 2020, for 11,000,000 shares of common stock is unsecured and provides for interest payable to the Company at 2% per annum, with interest and principal due on March 7, 2023. Interest income is being recognized on a cash basis as and when received by the Company. Interest income as of July 31, 2021, that had not been recognized by the Company was $14,971.

As of July 31, 2020, the Company had paid producer fees to Michael Witherill, the president and a director of the Company, totaling $51,500.

During the year ended July 31, 2021, the Company paid producer fees to Michael Witherill of $25,000, which are accounted for as project development costs in the accompanying consolidated balance sheet at July 31, 2021.

Between December 15, 2020, and December 26, 2020, the Company’s subsidiary Mistress Movie LLC issued six short-term promissory notes to Cross Entertainment, LLC, an entity controlled by Michael Witherill, aggregating $170,000, without interest, with a scheduled maturity date of February 28, 2021. Mr. Witherill is the sole member and manager of Cross Entertainment, LLC, and is president and a director of the Company. As of January 31, 2021, $60,000 had been repaid and the remaining principal amount of $110,000 was due on these notes. On February 26, 2021, the maturity date of the $110,000 principal amount of the notes were extended to June 30, 2021. On June 30, 2021. the maturity date of the note was extended to June 30, 2022. As of the date of the filing of this Form 10-K the remaining principal balance of these notes is $86,679.

On December 26, 2020, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $110,000, without interest, with a scheduled maturity date of June 30, 2021. The Company received proceeds of $10,000 on this note through April 30, 2021. On January 31, 2021, the principal balance of the note dated January 7, 2021, of $85,000 was transferred to this note as described below. As of April 30, 2021, principal amount of $95,000 was due on this note. On June 30, 2021, the maturity date of this note was extended to December 31, 2021. The Company repaid this note in full on August 9, 2021.

On January 7, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $145,000, without interest, with a scheduled maturity date of January 31, 2021. Proceeds on this note were $145,000, of which $60,000 was repaid and the balance of $85,000 was transferred a note dated December 26, 2020, as described above. As of July 31, 2021, the note was paid off.

On January 29, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $85,000, without interest, with a scheduled maturity date of February 28, 2021. On February 26, 2021, the maturity date of this note was extended to June 30, 2021. As of July 31, 2021, principal of $7,000 was due on this note. On June 30, 2021, the maturity date of this note was extended to August 31, 2021. The Company repaid this note in full on August 9, 2021.

On May 6, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $70,000, without interest, with a scheduled maturity date of July 31, 2021. On July 31, 2021, the maturity date of this note was extended to December 31, 2021. The note was repaid on September 22, 2021.

On May 12, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $50,000, without interest, with a scheduled maturity date of June 30, 2021. On June 30, 2021, the maturity date of this note was extended to December 31, 2021. The note was repaid on September 22, 2021.

On June 30, 2021, Mistress Movie LLC, a wholly owned subsidiary of Rivulet Films, and Cross Entertainment, L.L.C. entered into five amendments to promissory notes. The amendments extend the maturity dates of promissory notes in the aggregate amount of $110,000 from June 30, 2021, to June 30, 2022. All other provisions of the promissory notes remain the same.

On June 30, 2021, the Company issued a short-term promissory note to Aaron Klusman, the CEO and a director of the Company, for $40,000, without interest, with a scheduled maturity date of July 15, 2021. The note was repaid on July 13, 2021.

On July 21, 2021, the Company issued a short-term promissory note to Aaron Klusman for $40,000, without interest, with a scheduled maturity date of September 21, 2021. On September 21, 2021, the maturity date of the note was extended to February 28, 2022. On October 10, 2021, $15,000 of principle was repaid. On October 21, 2021, $15,000 of principle was repaid. The remaining balance of $10,000 was transferred to the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman, as described below.

On July 22, 2021, the Company issued a short-term promissory note to Michael Witherill for $50,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Witherill, as described below.

On August 2, 2021, Good News Productions, LLC, a wholly owned subsidiary of Rivulet Films, executed a promissory note payable to Mike Witherill pursuant to which the Company borrowed $45,000. The note was scheduled to mature on February 28, 2022. On February 28, 2022, the maturity date of the note was extended to June 30, 2022.

On August 11, 2021, the Company issued a short-term promissory note to Michael Witherill for $50,000, without interest, with a scheduled maturity date of November 11, 2021. On November 23, 2021, the note was transferred to the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Witherill.

On August 16, 2021, the Company issued a short-term promissory note to Aaron Klusman for $50,000, without interest, with a scheduled maturity date of November 19, 2021. On November 19, 2021, the maturity date of the note was extended to October 31, 2022. On November 23, 2021, the note was transferred to the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman.

On August 16, 2021, the Company issued a short-term promissory note to Michael Witherill for $50,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Witherill.

On August 19, 2021, the Company issued a short-term promissory note to Aaron Klusman for $54,000, without interest, with a scheduled maturity date of November 19, 2021. On November 19, 2021, the maturity date of the note was extended to October 31, 2022. On November 23, 2021, the note was transferred to the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman.

On August 24, 2021, the Company issued a short-term promissory note to Michael Witherill for $40,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Witherill.

On October 7, 2021, the Company executed a Promissory Note payable to John Morgan, a director of the Company, pursuant to which the Company borrowed $50,000. The note was scheduled to mature on November 7, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. On November 7, 2021, the maturity date of the note was extended to April 30, 2022.

On November 23, 2021, the Company and Michael Witherill entered into a Multiple Advance Promissory Note, pursuant to which the Company may borrow up to an aggregate of $300,000 from time to time. This note consolidated and replaced multiple individual Promissory Notes previously executed by the Company and payable to Mr. Witherill with an aggregate outstanding balance of $201,170. The note matures on October 31, 2022, is unsecured, bears no interest, and the unpaid balance may be accelerated upon an event of default thereunder. As of the date of the filing of this Form 10-K, the balance due Mr. Witherill under this Note is $0.

On November 23, 2021, the Company and Aaron Klusman entered into a Multiple Advance Promissory Note, pursuant to which the Company may borrow up to an aggregate of $250,000 from time to time. This note consolidated and replaced multiple individual Promissory Notes previously executed by the Company and payable to Mr. Klusman with an aggregate outstanding balance of $178,540. On April 20, 2022, the borrowing capacity under this Note was increased to $1,000,000. The note matures on October 31, 2022, is unsecured, bears no interest, and the unpaid balance may be accelerated upon an event of default thereunder. Mr. Klusman is CEO and a director of the Company. As of the date of the filing of this Form 10-K, the balance due Mr. Klusman under this Note is $640,040.

On February 7, 2022, Good News Productions, LLC executed a promissory note payable to MJW Capital Partners, LLC, a company controlled by Mr. Witherill, pursuant to which the Company borrowed $500,000, with interest at 12% annum. The note is scheduled to mature on February 7, 2023.

On March 14, 2022, Good News Productions, LLC executed a promissory note payable to MJW Capital Partners, LLC pursuant to which the Company borrowed $500,000, with interest at 12% annum. The note is scheduled to mature on March 14, 2023.

On March 25, 2022, Aaron Klusman advanced the Company $30,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman.

On April 1, 2022, Michael Witherill advanced the Company advanced $43,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021 payable to Mr. Witherill.

On April 11, 2022, Aaron Klusman advanced the Company $56,500 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman.

On April 21, 2022, Aaron Klusman advanced the Company $60,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman.

On April 23, 2022, Aaron Klusman advanced the Company $50,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman,

On April 26, 2022, Aaron Klusman advanced the Company $50,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman.

On April 28, 2022, Aaron Klusman advanced the Company $50,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman.

On May 3, 2022, Aaron Klusman advanced the Company $200,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, payable to Mr. Klusman.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has two independent directors, Mr. Morgan and Mr. Wilenchik. Mr. Witherill and Mr. Klusman, as employees of the Company, are not independent directors.

The Company did not consider any other relationship or transaction between itself and these independent directors not already disclosed in this report in making this independence determination.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Farber Hass Hurley LLP:

	For the Year Ended July 31, 2021	For the Year Ended July 31, 2020
1. Audit Fees	$92,666	$19,895
2. Audit-Related Fees	$54, 249	$14,384
3. Tax Preparation Fees	$10,119	$0
4. All Other Fees	$1,604	$1,908
Total	$158,638	$36,187

Audit related fees include fees for reviewing the Form 10-K filing. All other fees are from consultation on tax related issues.

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

Exhibit #	Description
2.1	Agreement and Plan of Merger by and among Bio-Matrix Scientific Group, Inc., Rivulet Films LLC, and Rivulet Films, Inc., dated April 8, 2020, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on April 13, 2020.
2.2	Agreement and Plan of Merger by and among Rivulet Media, Inc., Maughan Music, Inc., and Maughan Music Group LLC, dated May 28, 2020, incorporated by reference to Exhibit 2.1 of the Form 8-K filed on June 5, 2020.
3.1	Amended and Restated Certificate of Incorporation of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit A of the Schedule 14C filed on May 1, 2020.
3.2	Amended and Restated Bylaws of Bio-Matrix Scientific Group, Inc., incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 22, 2020.
4.1 ***	Form of Stock Option Agreement, incorporated by reference to Exhibit 4.1 of the Form 10-K filed on November 12, 2020.
10.1 ***	Employment Agreement between Rivulet Films, Inc., Rivulet Media, Inc., Paris Film, Inc., and Rob Paris, dated May 27, 2020, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on May 28, 2020.
10.2 ***	Amendment to Employment Agreement between Rivulet Films, Inc., Rivulet Media, Inc., Paris Film, Inc. and Rob Paris dated March 1, 2021, incorporated by reference to Exhibit 10.12 of the Form 10-Q filed on March 22, 2021.
10.3 ***	Employment Agreement between Rivulet Media, Inc. and Michael J. Witherill executed August 12, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 17, 2020.
10.4 ***	Amended to Employment Agreement between Rivulet Media, Inc. and Michael J. Witherill, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 28, 2021.
10.5 ***	Employment Agreement between Rivulet Media, Inc. and Aaron Klusman executed August 14, 2020, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 17, 2020.
10.6 ***	2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Form 10-K filed on November 12, 2020.
10.7	Form of Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 29, 2021.
10.8	Form of Amendment to Promissory Note, incorporated by reference to Exhibit 10.1 the Form 8-K filed on February 26, 2021.
10.9	Form of Subscription Agreement for Common Stock, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on October 22, 2020.
10.10	Form of Series A Convertible Promissory Note payable to Geneva Roth Remark Holdings, Inc., incorporated by reference to Exhibit 10.3 of the Form 8-K filed on November 29, 2021.
10.11	Form of Subscription Agreement for Amended Convertible Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 4, 2021.
10.12	Form of Amended Convertible Promissory Note, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 4, 2021.
10.13	Multiple Advance Promissory Note, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 30, 2020.
10.14	Security Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 30, 2020.
10.14	Guaranty, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on October 30, 2020.
14.1	Code of Ethics Incorporated by reference to Exhibit A of Form Pre 14C filed July 25, 2006.
21.1 *	Subsidiaries of the Company.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 **	Section 1350 Certifications.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

***	Denotes management contract or compensatory plan or arrangement

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2022

RIVULET MEDIA, INC., a Delaware corporation

By:	/s/ Aaron Klusman
Aaron Klusman
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

By:	/s/ Michael Witherill
Michael Witherill
President, Vice-Chairman of the Board
(Principal Accounting Officer)

By:	/s/ Rick Gean
Rick Gean
Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12, 2022

/s/ Aaron Klusman
Aaron Klusman
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

/s/ Michael Witherill
Michael Witherill
President, Vice-Chairman of the Board
(Principal Accounting Officer)

/s/ Rick Gean
Rick Gean
Interim Chief Financial Officer
(Principal Financial Officer)

/s/ John Morgan
John Morgan
Director

/s/ John “Jack” Douglas Wilenchik
John “Jack” Douglas Wilenchik
Director

RIVULET MEDIA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended July 31, 2021 and 2020

Page Number
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – July 31, 2021, and 2020	F-4

Consolidated Statements of Operations – Year Ended July 31, 2021, and for the Period February 11, 2020 (date of inception) through July 31, 2020	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) – Year Ended July 31, 2021, and for the Period February 11, 2020 (date of inception) through July 31, 2020	F-6

Consolidated Statement of Cash Flows – Year Ended July 31, 2021, and for the Period February 11, 2020 (date of inception) through July 31, 2020	F-8

Notes to Consolidated Financial Statements – Year Ended July 31, 2021, and for the Period February 11, 2020 (date of inception) through July 31, 2020	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rivulet Media, Inc.
Gilbert, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rivulet Media Inc. and subsidiaries (the “Company”) as of July 31, 2021 and 2020 and the related consolidated statement of operations, stockholders’ equity (deficiency) and cash flows for the year ended July 31, 2021, and for the period from February 11, 2020 (inception) through July 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2021 and 2020 and the results of its consolidated operations and its consolidated cash flows for the year ended July 31, 2021, and for the period from February 11, 2020 (inception) through July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. The Company has financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of short term notes. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Project Development Costs – Third Party Accounting – Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company’s valuation of project development costs involves reception of third-party information such as deposits held by third party payroll processor, payroll amounts disbursed, receipt of vendor invoices received by third party accountants, and payment of vendor invoices by subsidiary entities. The Company uses third party information to determine the appropriate amount to capitalize as project development costs or accrue as prepaid expenses or accrued expenses. Since there may be delays in receiving information from subsidiaries or third parties, accrual and capitalization of production costs may be subject to estimates by management based on project milestones. Additionally, product development costs are subject to periodic evaluation for impairment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures involved testing cutoff of project development costs of the Company’s subsidiaries. All subsidiary production cost transactions were evaluated for correct cutoff and the balance of the production costs were adjusted for correct period allocation, either as accrued expenses, prepaid expenses, or capitalized production costs. Proposed adjustments were accepted by management and recorded. Management’s ability and experience was evaluated to assess assumptions made for potential impairment of production costs.

Convertible Notes Payable – Valuation of Embedded Conversion Feature – Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company issued debt in the form of convertible promissory notes which included an embedded conversion feature. Management evaluated the embedded conversion feature and determined that the feature was required to be bifurcated and accounted for as a derivative liability. Calculations and accounting for the convertible promissory note and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related features, use of a valuation model, and value of the inputs used in the selected valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the valuation of the derivative liability included:

1.	Reviewing the terms of the underlying instruments,

2.	Evaluating the reasonableness of the valuation model, methodology, and testing significant assumptions used by the Company, such as volatility utilized within the model and the basis for management’s assumptions.

3.	Testing the mathematical accurate of the Company’s calculation.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ Farber Hass Hurley LLP
Oxnard, California
May 12, 2022

RIVULET MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2021	2020
ASSETS
Current assets:
Cash	$32,473	$18,281
Marketable securities	533,751	10,436
Other prepaid expenses and current assets	279,219	2,945
Total current assets	845,443	31,662
Property and equipment, net	31,046	—
Intellectual property	143,957	300
Project development costs, including $154,221 and $51,500 incurred with related parties, at July 31, 2021, and 2020, respectively	4,915,610	134,413
Total assets	$5,936,056	$166,375

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	710,656	170,972
Compensation and related expenses payable, including $450,000 and $90,000 to a related party, at July 31, 2021, and 2020, respectively	527,109	120,317
Deferred revenue	63,071	—
Due to related party	3,466	—
Payable for rescinded stock subscription receivable	60,000	—
Unsecured promissory notes payable to related party, including accrued interest payable of $24,364	1,525,298	—
Unsecured promissory note payable, including accrued interest payable of $2,051	177,051	—
Secured multiple advance promissory note payable to related party, including accrued interest payable of $77,722	1,077,722	—
Convertible note payable, net of debt discount of $47,324 debt issuance costs related to the convertible note payable of $2,135, including accrued interest payable of $811	80,101	—
Derivative liability, net of issuance costs related to the conversion option of $1,378	49,252	—
Contingent loss related to default of convertible note payable	64,375	—
Convertible promissory note payable, including accrued interest of $427	—	25,427
Total current liabilities	4,338,101	316,716
Convertible promissory note payable including accrued interest payable of $4,356	104,356	—
Total liabilities	4,442,457	316,716

Stockholders’ equity (deficiency):
Preferred Stock, $0.0001 par value; authorized – 20,000,000 shares; issued and outstanding – 1,434 shares	202	202
Series B preferred stock, $0.0001 par value; authorized – 2,000,000 shares; issued and outstanding – 1,347 shares	72	72
Common stock, $0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 136,070,171 shares and 96,691,761 shares at July 31, 2021, and 2020, respectively	13,607	9,669
Additional paid-in capital	4,880,354	1,456,644
Common stock subscription receivable from related party	(482,600)	(550,000)
Accumulated deficit	(2,918,036)	(1,066,928)
Total stockholders’ equity (deficiency)	1,493,599	(150,341)
Total liabilities and stockholders’ equity (deficiency)	$5,936,056	$166,375

See accompanying notes to consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2021	For the Period February 11, 2020 (date of inception) through July 31, 2020
Revenues	$46,074	$—
Revenues – related party	18,000	—
Total revenue	64,074	—

Costs and expenses:
General and administrative:
Officers, directors, affiliates, and other related parties	1,032,164	493,472
Other costs	1,210,387	447,847
Production costs	35,349	—
Sales and marketing	13,926	11,289
Write-off of consideration paid for acquisition of Maughan Music Group, LLC	—	115,532
Total costs and expenses	2,291,826	1,068,140
Loss from operations	(2,227,752)	(1,068,140)

Other income (expense):
Increase in fair value of marketable securities	523,315	1,639
Loss on restatement of convertible note	(48,010)	—
Increase in fair value of derivative liability	(123)	—
Convertible promissory note payable default obligation incurred	(64,375)	—
Interest expense, net	(34,163)	(427)
Total other income net	376,644	1,212
Net loss	$(1,851,108)	$(1,066,928)

Net loss per common share – basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding – basic and diluted	90,255,725	28,805,814

See accompanying notes to consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Twelve Months
August 1, 2020 through July 31, 2021

								Common
								Stock
								Subscription		Total
							Additional	Receivable		Stockholders
	Preferred		Series B Preferred		Common Stock		Paid-In	From	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	(Deficiency)
Balance, July 31, 2020	1,434	$202	1,347	$72	96,691,761	$9,669	$1,456,644	$(550,000)	$(1,066,928)	$(150,341)
Payments received on common stock subscription receivable from related party	-	-	-	-	-	-	-	67,400	-	67,400
Conversion of unsecured convertible promissory note payable	-	-	-	-	128,410	13	25,669	-	-	25,682
Sales of common stock	-	-	-	-	39,250,000	3,925	3,261,075	-	-	3,265,000
Stock-based compensation expense	-	-	-	-	-	-	88,956	-	-	88,956
Discount on convertible promissory note payable	-	-	-	-	-	-	48,010	-	-	48,010
Net loss	-	-	-	-	-	-	-	-	(1,851,108)	(1,851,108)
Balance, July 31, 2021	1,434	$202	1,347	$72	136,070,171	$13,607	$4,880,354	$(482,600)	$(2,918,036)	$1,493,599

(Continued)

RIVULET MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Continued)

For the Period February 11, 2020 (date of inception) through July 31, 2020

								Common
								Stock
								Subscription		Total
							Additional	Receivable		Stockholders’
	Preferred		Series B Preferred		Common Stock		Paid-In	From	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	(Deficiency)
Balance, February 11, 2020 (date of inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for intellectual property	-	-	-	-	62,531,965	6,254	(5,954)	-	-	300
Common stock subscription receivable from related party	-	-	-	-	11,000,000	1,100	548,900	(550,000)	-	-
Sales of common stock	-	-	-	-	13,823,800	1,382	588,618	-	-	590,000
Common stock issued for services	-	-	-	-	600,000	60	17,854	-	-	17,914
Stock issued in connection with reverse acquisition transaction	1,434	202	1,347	72	7,810,996	781	8,314	-	-	9,369
Stock-based compensation expense	-	-	-	-	-	-	183,472	-	-	183,472
Common stock issued in connection with acquisition of Maughan Music Group, LLC	-	-	-	-	925,000	92	115,440	-	-	115,532
Net loss for the period from February 11, 2020 (inception) through July 31, 2020	-	-	-	-	-	-	-	-	(1,066,928)	(1,066,928)
Balance, July 31, 2020	1,434	$202	1,347	$72	96,691,761	$9,669	$1,456,644	$(550,000)	$(1,066,928)	$(150,341)

See accompanying notes to consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2021	For the Period February 11, 2020 (date of inception) through July 31, 2020
Cash flows from operating activities:
Net loss	$(1,851,108)	$(1,066,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,615	-
Stock-based compensation expense	88,956	183,472
Increase in fair value of marketable securities	(523,315)	(1,639)
Increase in fair value of derivative liability	123	-
Common stock issued for services	-	17,914
Write-off of consideration paid for acquisition of Maughan Music Group, LLC	-	115,532
Write-off debt discount on convertible note	48,010
Amortization of costs related to issuance of convertible promissory note payable	144	-
Amortization of derivative discount related to the convertible promissory note payable	3,275	-
Convertible promissory note payable default obligation incurred	64,375	-
Changes in operating assets and liabilities:
(Increase) in -
Prepaid expenses and current assets	(276,274)	(2,945)
Increase in -
Accounts payable and accrued expenses	649,244	170,972
Compensation and related expenses payable	406,792	120,317
Deferred revenue	63,071	-
Accrued interest payable	-	427
Due to related parties	3,466	-
Net cash used in operating activities	(1,320,626)	(462,878)

Cash flows from investing activities:
Purchase of property and equipment	(33,661)	-
Purchase of intellectual property	(143,657)	-
Increase in project development costs	(4,781,197)	(134,413)
Net cash used in investing activities	(4,958,515)	(134,413)

Cash flows from financing activities:
Cash acquired in reverse acquisition transaction	-	572
Proceeds from sales of common stock	3,265,000	440,000
Proceeds from rescinded stock subscription receivable	60,000	-
Payments received on common stock subscription receivable	67,400	-
Proceeds from issuance of convertible promissory notes payable	225,000	25,000
Proceeds from issuance of secured promissory note payable	1,000,000	-
Proceeds from issuance of unsecured promissory notes payable to related party	2,069,571	-
Proceeds from issuance of unsecured promissory notes payable	185,000	-
Proceeds from payment of common stock subscriptions receivable	-	150,000
Payments on unsecured promissory notes payable to related party	(568,638)	-
Payments on unsecured promissory notes payable	(10,000)	-
Net cash provided by financing activities	6,293,333	615,572

(Continued)

RIVULET MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended July 31, 2021	For the Period February 11, 2020 (date of inception) through July 31, 2020
Cash:
Net increase	14,192	18,281
Balance at beginning of period	18,281	-
Balance at end of period	$32,473	$18,281

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$566	$-
Income taxes	$50	$-

Non-cash investing and financing activities:
Discount for conversion option of convertible note payable	$50,507	$-
Principal amount of convertible promissory note payable converted into common stock	$25,000	$-
Principal amount of unsecured promissory note transferred at date of maturity to new promissory note with later maturity date	$85,000	$-
Investment securities acquired in connection with reverse acquisition transaction	$-	$8,797
Common stock issued in connection with acquisition of Maughan Music Group, LLC	$-	$115,532
Value of preferred and common stock issued with reverse acquisition transaction	$-	$9,369

See accompanying notes to consolidated financial statements.

RIVULET MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended July 31, 2021, and
For the Period February 11, 2020 (date of inception) through July 31, 2020

1. ORGANIZATION AND BASIS OF PRESENTATION

Bio-Matrix Scientific Group, Inc. (“Bio-Matrix”) was organized on October 6, 1998, in the State of Delaware, originally under the name Tasco International, Inc, which was subsequently changed to Tasco Holdings International, Inc., and then to Bio-Matrix Scientific Group, Inc. in 2006. On May 26, 2020, Bio-Matrix’s name was further changed to Rivulet Media, Inc.

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

2020 Reverse Acquisition Transaction

On April 13, 2020, Bio-Matrix acquired 100% of the equity capital of Rivulet Films, Inc. (“Rivulet Films”), which was organized on February 11, 2020, in the State of Arizona, in exchange for the issuance of 79,155,765 shares of common stock of Bio-Matrix distributed on a pro rata basis to the shareholders of Rivulet Films. Rivulet Films is a development stage company involved in the arts, entertainment, and recreation business.

The current control shareholders of Bio-Matrix (consisting of Mike Witherill, Debbie Rasmussen (the wife of Mike Witherill), and Klusman Family Holdings (controlled by Aaron Klusman), through a series of orchestrated and interdependent transactions over a period of approximately three months, obtained effective control of Bio-Matrix (both a majority of the equity and the board of directors) and caused Rivulet Films to become a wholly owned subsidiary of Bio-Matrix. Accordingly, for financial accounting purposes, this transaction was considered a reverse acquisition of Bio-Matrix by Rivulet Films and was treated as a recapitalization with Rivulet Films as the accounting acquirer and Bio-Matrix as the accounting acquire. The financial statements presented herein consist of those of Rivulet Films for the period commencing February 11, 2020 (date of inception), with the financial statements of Bio-Matrix included for the period commencing April 13, 2020.

The stockholders’ equity section of Bio-Matrix has been retroactively restated to reflect the accounting effect of the reverse acquisition transaction. All share and per share amounts presented herein also reflect the retroactive restatement of the stockholders’ equity section of Bio-Matrix. All costs associated with the reverse acquisition transaction were charged to expense as incurred.

Changes in Capital Structure of Company

On February 18, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware to (1) reduce the number of shares of common stock that the Company is authorized to issue from 16,000,000,000 shares to 100,000,000 shares, with no change in the $0.0001 per share par value; (2) effect a reverse stock split of the Company’s issued and outstanding shares of common stock and all classes of issued and outstanding preferred stock at an exchange ratio of one new share for every 2,000 old shares, with fractional shares of stock being rounded up to the nearest whole share. All share and per share amounts presented in these financial statements and footnotes for all periods presented have been retroactively restated to reflect the 1-for-2,000 reverse stock split.

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

As of May 28, 2020, Rivulet, Maughan Music, Inc., a Delaware corporation and a wholly owned subsidiary of Rivulet (“Maughan Music”), and Maughan Music Group LLC, an Arizona limited liability company, entered into an Agreement and Plan of Merger pursuant to which Maughan Music Group LLC merged with and into Maughan Music and the separate existence of Maughan Music Group LLC ceased. This merger was consummated on June 12, 2020. Under the terms of the Agreement and Plan of Merger, all equitable interests of Maughan Music Group LLC converted into the right to receive 925,000 shares of common stock of Rivulet, distributed pro rata to the members of Maughan Music Group LLC.

The Company forms special purpose subsidiaries to produce various programs and music projects.

In June 2020, the Company formed Borderline Productions LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a documentary film entitled “It’s Complicated” about the life of former Arizona Sheriff Joseph M. Arpaio. Production activities commenced as of July 31, 2020 and were completed as of July 31, 2021. As of the date of the filing of this Form 10-K, this film has not been sold or distributed.

In June 2020, the Company formed PBP Productions LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a feature film entitled “Please Baby Please”. Production activities commenced during September 2020 and were completed as of July 31, 2021. Current discussions are underway to distribute and sell this film after it was featured at the Amsterdam Film Festival.

In August 2020, the Company formed Mistress Movie, LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a feature film entitled “Mistress”. Production activities commenced during December 2020 and were completed as of July 31, 2021. The Company had a screening on April 12, 2022, with forty-six (46) potential buyers invited for distribution of the film. Discussions are currently underway for the distribution and sale of the movie.

In October 2020, the Company formed Into the Black Productions LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a documentary film entitled “Into the Black”. The Company has determined not to proceed with the production of this documentary film.

In February 2021, the Company formed Storyland Animation Studios, LLC, an Arizona limited liability company, as a wholly owned subsidiary of the Company, to produce a children’s television series entitled “Storyland”. Production activities commenced during February 2021; however, the production is currently on hold.

In February 2021, the Company formed Storyland Productions, LLC, an Arizona limited liability company, as a wholly owned subsidiary of Storyland Animation Studios, LLC, to distribute a children’s television series entitled “Storyland”. Production activities commenced during February 2021; however, the production is currently on hold.

In February 2021, the Company formed Origin Story Productions, LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to be a union signatory entity. This subsidiary permits the Company to pay its writers as a union for work done on behalf of the Company.

In March 2021, the Company formed Eventide Media, LLC, an Arizona limited liability company, as a wholly owned subsidiary of the Company, to provide event-based audio and video design, production, and installation services. Business activities commenced during April 2021 and generated revenues of $64,074 through July 31, 2021.

In May 2021, the Company formed Good News Productions, LLC, an Arizona limited liability company, as a wholly owned subsidiary of Rivulet Films, to produce a feature film entitled “Taurus.” Taurus explores the darkness of fame, addiction, the artistic process, and the music industry as it tells the story of a troubled musician on the rise in the industry, played by Colson Baker (Aka. Machine Gun Kelly). Production was completed in December 2021. Although the agreement has not been executed, the Company has reached an agreement in principal with AMC Plus to distribute this film in North America for a minimum guarantee of $1.6 million plus royalties and is in discussions to distribute the film to foreign markets through Island Film Group. There is no assurance this agreement will be executed, but management is optimistic.

The Company has and will continue to form special purpose subsidiaries to produce various films and music.

Business

The Company is engaged in the production, distribution and marketing of feature-length films, television series and mini-series, and television movies, from initial creative development through principal photography, postproduction, distribution, and ancillary sales. The Company also provides event-based audio and video design, production, and installation services. Upon completion of a production, the Company expects to receive initial revenues from domestic and foreign distribution contracts.

The Company’s business activities are subject to significant risks and uncertainties, including the need for additional capital, as described below at “Going Concern.” The Company does not currently have positive cash flows from operations and is dependent on periodic infusions of capital to fund its operating requirements.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the year ended July 31, 2021, the Company incurred a net loss of $1,851,108. The Company financed its working capital requirements during this period primarily through the sale of its equity securities and the issuance of short term notes. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At July 31, 2021, the Company had limited cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business activities to the point at which it can become commercially viable and self-sustaining. However, there can be no assurance that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended July 31, 2021, also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and successfully implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company may be required to scale back its operations, liquidate its media assets to obtain funds, enter into strategic alliances that may require the Company to relinquish rights to any assets, or discontinue its operations entirely.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g., interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We do not use derivative financial instruments to hedge exposures to cash-flow, market, or foreign-currency risks. However, during the year ending July 31, 2021, we issued a financial instrument in the form of a convertible promissory note payable with embedded conversion features that do not afford equity classification. As required by ASC 815, these embedded conversion options are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimated the fair value of its bifurcated embedded conversion features using a Stock Path Monte Carlo Simulation model. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life, and risk-free rates of return) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility.

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

As of July 31, 2021, the Company has completed two feature films and one documentary and has one feature film in production. After testing for impairment of each of the projects, management has determined that no impairment charges should be recognized.

Revenue Recognition

Film and Television Program Revenues

The Company’s film and television program business is expected to generate revenues principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international marketplaces.

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

Sales or Usage Based Royalties.

Sales or usage-based royalties will represent amounts due to the Company based on the “sale” or “usage” of the Company’s content by the customer, and revenues which will be recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated and has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. When the Company licenses intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), its performance obligation will generally be satisfied in the same period as the sale or usage. The actual amounts due to the Company under these arrangements will generally not be reported to the Company until after the close of the reporting period. The Company will record revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates will be based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets, and/or data available in the industry.

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

Digital Transaction Revenue Sharing Arrangements: Represents primarily revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price. The Company shares in the rental or sales revenues generated by the platform on a title-by-title basis. These digital media platforms generate revenue from rental and EST arrangements, such as download-to-own, download-to-rent, and video-on-demand. These revenue sharing arrangements are recognized as sales or usage-based royalties based on the performance of these platforms and pursuant to the terms of the contract, as discussed above. The Company has not entered into any of these arrangements as of the date of this Form 10-K.

Licenses of Content to Digital Platforms: Represents primarily the licensing of content to subscription-video-on-demand (“SVOD”) or other digital platforms for a fixed fee. As discussed above, revenues are recognized when the content has been delivered and the window for the exploitation right in that territory has begun. The Company has not entered into any of these arrangements as of the date of this Form 10-K.

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

International: International revenues will be derived from (1) licensing of the Company’s productions, acquired films, catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; (2) the direct distribution of the Company’s productions, acquired films, and the Company’s catalog product and libraries of acquired titles; and (3) licensing to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming. License fees and minimum guarantee amounts associated with title, window, media, or territory, will be recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the contract, and the right to exploit the feature film or television program in that window, media or territory has commenced. Revenues will also be generated from sales or usage-based royalties received from international distributors based on their distribution performance pursuant to the terms of the contracts after the recoupment of certain costs in some cases, and the initial minimum guarantee, if any, and are recognized when the sale by the Company’s customer generating a royalty due to the Company has occurred.

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

Marketable Securities

The Company’s marketable securities consist primarily of corporate equities with a quoted market price that are classified as trading securities. Marketable securities are stated at fair value as determined by the closing price of each security at each balance sheet date. Unrealized gains and losses on these securities are included in operations for the applicable period. The marketable securities have been presented as a current asset at each balance sheet date.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business activities. Agreements for these services may be for a specific time period or for a specific project or task.

Costs and expenses incurred that represented 10% or more of costs for the period from August 1, 2020, through July 31, 2021, consist of legal fees of $224,389 incurred with the Company’s corporate and securities law firm, which represented 10% of total general and administrative costs for such period.

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

The Company’s wholly owned subsidiary, Rivulet Films, converted from a pass-through limited liability corporation to a “C” corporation effective April 13, 2020.

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the respective taxing authorities.

The Company had no unrecognized tax benefits as of July 31, 2021 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of July 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company recognizes the fair value of stock-based compensation awards in in the Company’s consolidated statements of operations. Through July 31, 2021, stock-based compensation costs have been included in general and administrative costs. The Company issues new shares of common stock to satisfy stock option exercises.

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company will determine the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company will perform an analysis of the assets and liabilities at each reporting period end.

The Company’s financial instruments include marketable securities, prepaid expenses, deposits, accounts payable, accrued expenses, derivative liabilities, and amounts due to related parties. The estimated fair value of these instruments approximates their respective carrying amounts due to the short-term nature of these instruments.

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

At July 31, 2021, and 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	July 31,
	2021	2020
Convertible promissory note	260,890	127,136
Common stock subscription receivable	9,652,000	11,000,000
Common stock options	9,000,000	9,000,000
Total	18,912,890	20,127,136

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

Leases

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company did not have any leases within the scope of ASU 2016-02 at July 31, 2021.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. Management has not yet evaluated the effect that the adoption of ASU 2019-12 will have on the Company’s consolidated financial statement presentation or disclosures.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. Management has not yet evaluated the effect that the adoption of ASU 2021-04 will have on the Company’s consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. CHANGE IN CONTROL AND REVERSE ACQUISITION TRANSACTIONS

The change in control transaction effective March 26, 2020, and the reverse acquisition transaction effective April 13, 2020, are described at Note 1.

A summary of the current assets acquired from Bio-Matrix and the stockholders’ equity accounts adjusted as a result of the reverse acquisition transaction effective as of April 13, 2020, is presented below. There were no liabilities assumed in conjunction with the reverse acquisition transaction. In conjunction with the change in control transaction, all current liabilities of Bio-Matrix, including accounts payable and notes payable to related and unrelated parties, plus accrued interest, aggregating $141,936, were paid by the Buyers through a contribution to capital to Bio-Matrix prior to the closing of the reverse acquisition transaction, which became effective on April 13, 2020. All amounts recorded were at historical (predecessor) cost basis.

Current assets acquired:
Cash	$572
Marketable securities	8,797
Total current assets	$9,369

Adjustment to stockholders’ deficiency:
Preferred stock (1,434 shares issued)	$202
Series B preferred stock (1,347 shares issued)	72
Common stock (7,810,996 shares issued)	781
Additional paid-in capital	8,314
Shares issued in reverse acquisition transaction	$9,369

4. MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of corporate equities with a quoted market price that are classified as trading securities. On April 13, 2020, in conjunction with the reverse acquisition (see Notes 1 and 3), the Company recorded an initial investment in marketable securities at historical (predecessor) cost basis reflecting an aggregate value of $8,797. Marketable securities are stated at fair value as determined by the closing price of each security at each balance sheet date. Unrealized gains and losses on these securities are included in operations for the applicable period.

As of July 31, 2021, and 2020, the Company’s marketable securities are presented below.

				Change in
				Fair Value
				For the
	Number			Year
	of	Fair Value at		Ended
	Shares	July 31, 2021	July 31, 2020	July 31, 2021
Common Shares of Entest Group, Inc. (ENTI)	66,667	$340	$260	$80

Common Shares of Regen Biopharma, Inc. (RGBP)	29,076,665	393,989	5,814	388,175
Series A Preferred Shares of Regen Biopharma, Inc. (RGBPP)	2,907,666	139,422	4,362	135,060
Total		$533,751	$10,436	$523,315

5. PROPERTY AND EQUIPMENT

Property and equipment as of July 31, 2021, is summarized as follows:

Computer and office equipment	$23,767
Furniture and fixtures	9,894
Property and equipment, at cost	33,661
Less accumulated depreciation	(2,615)
Property and equipment, net	$31,046

Depreciation expense for the year ended July 31, 2021, was $2,615. Depreciation expense is included in general and administrative costs in the Company’s consolidated statement of operations.

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

At July 31, 2021, the Company purchased program and property rights aggregating $143,957.

7. PROJECT DEVELOPMENT COSTS

At July 31, 2021, the Company had one documentary film titled “It’s Complicated” about the life of former Arizona Sheriff Joseph M. Arpaio, and two feature films, entitled “Please Bay Please” and “Mistress”, that are completed and one feature film in development entitled “Taurus”. The Company also began an animated series tilted Storyland, which is currently on hold. The project development costs are summarized as follows.

	Production
	“It’s Complicated”	“Please Baby Please”	“Mistress Movie”	“Storyland”	“Taurus”	Total
Balance, February 11, 2020	$-	$-	$-	$-	$-	$-
Additions	134,413	-	-	-	-	134,413
Balance, July 31, 2020	134,413	-	-	-	-	134,413
Additions	27,559	2,086,103	1,057,436	12,250	1,572,208	4,755,556
Refunds	-	(52,081)	-	-	-	(52,081)
Capitalized Interest	-	77,722	-	-	-	77,722
Balance, July 31, 2021	$161,972	$2,111,744	$1,057,436	$12,250	$1,572,208	$4,915,610

During the year ended July 31, 2021, the Company paid producer fees to an officer of the Company of $25,000, which are accounted for as project development costs in the accompanying consolidated balance sheet at July 31, 2021. See note 11.

As of July 31, 2021, the Company’s management tested each of the media assets for impairment and concluded that the none of the assets had suffered any impairment of value.

8. PROMISSORY NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE

On June 9, 2020, the Company issued a short-term unsecured convertible promissory note for $25,000, with interest at 12% interest per annum and maturing on September 7, 2020. The unsecured convertible promissory note was convertible into shares of common stock of the Company at $0.20 per share, which was in excess of the closing market price of the Company’s common stock on June 9, 2020, of $0.07 per share. On August 31, 2020, the principal balance of the unsecured convertible promissory note of $25,000, plus accrued interest payable of $682, was repaid through conversion into 128,410 shares of common stock.

On July 8, 2021, the Company entered into a securities purchase agreement with a lender pursuant to which the Company sold a convertible note payable in the principal amount of $128,750 for net cash proceeds of $125,000, after the deduction of legal and due diligence fees. The convertible note is due one year from issuance, pays interest at the rate of 10% per annum, unless in default, upon which the interest rate would increase to 22% and the amount required to be paid to satisfy the obligation in full would increase to 150% of the sum of the principle, accrued interest and default interest depending upon the nature of the default.

The convertible note gives the Company the right to prepay the note within the first 180 days from issuance at prepayment rates ranging from 110% to 125% of the then outstanding principal and interest balance. At any time during the period beginning 180 days from the origination date to the maturity date or date of default, the holder can convert all or any part of the outstanding balance into common stock at a conversion price per share equal to 65% of the lowest daily volume weighted average price of the Company’s common stock during the 10 trading days prior to the date of conversion.

The Company evaluated the embedded conversion feature and concluded that it was required to be bifurcated and accounted for as a derivative liability due to the lack of explicit limit on the number of shares that may be required to be issued to settle the instrument. Accordingly, the fair value of the embedded conversion feature at inception was reflected as a derivative liability in the balance sheet at July 31, 2021, with a resulting discount applied to the note payable. At inception, the fair value of the conversion feature was deemed to be $50,507 as determined using a Stock Path Monte Carlo Simulation model. The key assumptions used in this valuation included: (1) dividend yield of 0%, (2) expected volatility of 100.00%, (3) risk-free interest rate of 0.07%, (4) expected life of 1 year, and (5) the quoted market price of $0.29 for our common stock.

At July 31, 2021, the embedded conversion feature had a fair value of $50,630, resulting in the recognition of a loss on the value of the derivative of $123 in the statement of operations. The key assumptions used in this valuation included: (1) dividend yield of 0%, (2) expected volatility of 100.00%, (3) risk-free interest rate of 0.07%, (4) expected life of 0.94 year, and (5) the quoted market price of $0.21 for our common stock.

A roll forward of the embedded conversion feature derivative liability for July 8, 2021, through July 31, 2021, is as follows:

Beginning balance, July 8, 2021	$50,507
Increase in fair value during period	123
Ending balance, July 31, 2021	$50,630

At inception, the convertible note had a debt discount of $50,507 which will be amortized to interest expense over the term of the note. The remaining debt discount at July 31, 2021, related to the convertible note was $47,324.

SHORT-TERM NOTES PAYABLE

On October 29, 2020, the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $100,000, with interest at 10% per annum. The note was scheduled to mature on April 29, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. On April 29, 2021, the maturity date of this note was extended to July 31, 2021. On July 31, 2021, the maturity date of this note was extended to November 30, 2021. On November 30, 2021, the maturity date of this note was extended to April 30, 2022. As of July 31, 2021, accrued interest related to the unsecured promissory note was $7,639. This note was paid in full on March 15, 2022.

On November 10, 2020, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $200,000, with interest at 5% per annum. The note was scheduled to mature on February 8, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. On February 8, 2021, the maturity date of this note was extended to June 30, 2021. On June 30, 2021, the maturity date of this note was extended to November 30, 2021. On November 30, 2021, the maturity date of this note was extended to April 30, 2022. As of July 31, 2021, accrued interest related to the unsecured promissory note was $7,264. As of the date of the filing of this Form 10-K this note is in default.

On December 10, 2020, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $160,000, with interest at 5% per annum. The proceeds under this promissory note were received by the Company in November 2020. The note was scheduled to mature on March 10, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. On February 26, 2021, the maturity date of this note was extended to June 30, 2021. On June 30, 2021, the maturity date of this note was extended to November 30, 2021. On November 30, 2021, the maturity date of this note was extended to April 30, 2022. As of July 31, 2021, accrued interest related to the unsecured promissory note was $5,540. As of the date of the filing of this Form 10-K this note is in default.

On December 21, 2020, the Company issued a short-term promissory note to Mr. Crosser for $40,000, without interest, with a scheduled maturity date of January 31, 2021. On January 31, 2021, the maturity date of this note was extended to June 30, 2021. On June 30, 2021, the maturity date of this note was extended to November 30, 2021. On November 30, 2021, the maturity date of this note was extended to April 30, 2022. As of the date of the filing of this Form 10-K this note is in default.

On December 23, 2020, the Company issued a short-term promissory note to John Morgan, a director of the Company, for $20,000, without interest. The note was repaid on January 7, 2021.

Between December 15, 2020, and December 26, 2020, the Company’s subsidiary Mistress Movie LLC issued six short-term promissory notes to Cross Entertainment, LLC, an entity controlled by Michael Witherill, aggregating $170,000, without interest, with a scheduled maturity date of February 28, 2021. Mr. Witherill is the sole member and manager of Cross Entertainment, LLC, and is president and a director of the Company. As of January 31, 2021, $60,000 had been repaid and the remaining principal amount of $110,000 was due on these notes. On February 26, 2021, the maturity date of the $110,000 principal amount of the notes were extended to June 30, 2021. On June 30, 2021. the maturity date of the note was extended to June 30, 2022. As of the date of the filing of this Form 10-K the remaining principal balance of these notes is $86,679.

On December 26, 2020, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $110,000, without interest, with a scheduled maturity date of June 30, 2021. The Company received proceeds of $10,000 on this note through April 30, 2021. On January 31, 2021, the principal balance of the note dated January 7, 2021, of $85,000 was transferred to this note as described below. As of April 30, 2021, principal amount of $95,000 was due on this note. On June 30, 2021, the maturity date of this note was extended to December 31, 2021. The Company repaid this note in full on August 9, 2021.

On January 5, 2021, the Company issued a short-term promissory note to Lawrence M. Silver, who is an approximate 11% shareholder of the Company, for $70,000, without interest, with a scheduled maturity date of January 31, 2021. On January 31, 2021, the maturity date of this note was extended to June 30, 2021. The Company repaid this note in full on May 5, 2021.

On January 7, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $145,000, without interest, with a scheduled maturity date of January 31, 2021. Proceeds on this note were $145,000, of which $60,000 was repaid and the balance of $85,000 was transferred a note dated December 26, 2020, as described above. As of July 31, 2021, the note was paid off.

On January 29, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $85,000, without interest, with a scheduled maturity date of February 28, 2021. On February 26, 2021, the maturity date of this note was extended to June 30, 2021. As of July 31, 2021, principal of $7,000 was due on this note. On June 30, 2021, the maturity date of this note was extended to August 31, 2021. The Company repaid this note in full on August 9, 2021.

On February 11, 2021, the Company issued a short-term promissory note to Mr. Silver for $100,000, without interest, with a scheduled maturity date of June 30, 2021. The Company repaid $50,000 on this note on May 6, 2021. On June 30, 2021, the maturity date of this note was extended to November 30, 2021. On November 30, 2021, the maturity date of this note was extended to March 31, 2022. The Company repaid this note in full on February 8, 2022.

On April 20, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $1,500, without interest, with a scheduled maturity date of May 20, 2021. The note was repaid on April 21, 2021.

On April 21, 2021, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $15,000, with interest at 10% per annum. The note was scheduled to mature on May 21, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. On May 21, 2021, the maturity date of this note was extended to July 31, 2021. On July 31, 2021, the maturity date of this note was extended to November 30, 2021. On November 30, 2021, the maturity date of this note was extended to April 30, 2022. As of July 31, 2021, accrued interest related to the unsecured promissory note was $421. As of the date of the filing of this Form 10-K this note is in default.

On May 3, 2021, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $15,000, with interest at 10% per annum. The note was scheduled to mature on November 3, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. On July 31, 2021, the maturity date of this note was extended to November 3, 2021. On November 3, 2021, the maturity date of this note was extended to April 30, 2022. As of July 31, 2021, accrued interest related to the unsecured promissory note was $371. As of the date of the filing of this Form 10-K this note is in default.

On May 6, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $70,000, without interest, with a scheduled maturity date of July 31, 2021. On July 31, 2021, the maturity date of this note was extended to December 31, 2021. The note was repaid on September 22, 2021.

On May 11, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $25,000, without interest, with a scheduled maturity date of June 30, 2021. On June 30, 2021, the maturity date of the note was extended to December 31, 2021. The note was repaid on September 30, 2021.

On May 12, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $50,000, without interest, with a scheduled maturity date of June 30, 2021. On June 30, 2021, the maturity date of this note was extended to December 31, 2021. The note was repaid on September 22, 2021.

On May 13, 2021, the Company issued a short-term promissory note to Cross Entertainment, LLC, for $13,000, without interest, with a scheduled maturity date of June 30, 2021. On June 30, 2021, the maturity date of this note was extended to December 31, 2021. The note was repaid on September 22, 2021.

On May 28, 2021, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $35,000, with interest at 10% per annum. The note was scheduled to mature on July 31, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. On July 31, 2021, the maturity date of the note was extended to November 30, 2021. On November 30, 2021, the maturity date of the note was extended to April 30, 2022. As of July 31, 2021, accrued interest related to the unsecured promissory note was $622. As of the date of the filing of this Form 10-K this note is in default.

On June 2, 2021, the Company issued a short-term unsecured promissory note to Mr. Silver, for $90,933, with interest at 10% per annum. The note matures July 31, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. On July 31, 2021, the maturity date of the note was extended to October 31, 2021. The note was repaid October 19, 2021. As of July 31, 2021, accrued interest related to the unsecured promissory note was $1,490.

On June 14, 2021, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $25,000, with interest at 10% per annum. The note was scheduled to mature on July 31, 2021, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. On July 31, 2021, the maturity date of the note was extended to November 30, 2021. On November 30, 2021, the maturity date of the note was extended to April 30, 2022. As of July 31, 2021, accrued interest related to the unsecured promissory note was $326. As of the date of the filing of this Form 10-K this note is in default.

On June 15, 2021, Mistress Movie LLC, a wholly owned subsidiary of Rivulet Films, issued a short-term unsecured promissory note to Michael Witherill, a related party, for $1,394, without interest, with a scheduled maturity date of December 31, 2021. On December 31, 2021, the maturity date, the note was extended to June 30, 2022. This note was paid in full on May 3, 2022.

On June 15, 2021, and June 30, 2021, the Company executed Promissory Notes payable to Mark Williams, for $50,000 each. The notes were scheduled to mature on December 15, 2021, and December 30, 2021, respectively. Each of the notes is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. On December 15, 2021, and December 30, 2021, respectively, the maturity date of the notes was extended to March 31, 2022. On March 31, 2021, the maturity dates of the notes were extended to April 30, 2022. As of July 14, 2021, $10,000 has been paid on the note dated June 15, 2021. As of July 31, 2021, accrued interest related to the unsecured promissory notes was $1,022. As of the date of the filing of this Form 10-K this note is in default.

On June 17, 2021, and June 18, 2021, Good News Productions, LLC, a wholly owned subsidiary of Rivulet Films, executed promissory notes payable to Mark Williams for $50,000 and $35,000, respectively. The notes were scheduled to mature on December 17, 2021, and December 18, 2021, respectively. Each of the notes is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. On December 17, 2021, and December 18,2021, respectively, the maturity dates of the notes was extended to March 31, 2022. On March 31, 2021, the maturity dates of the notes were extended to April 30, 2022. As of July 31, 2021, accrued interest related to the unsecured promissory note was $1,029. As of the date of the filing of this Form 10-K this note is in default.

On June 29, 2021, PBP Productions LLC, a wholly owned subsidiary of Rivulet Films, issued a short-term unsecured promissory note to Michael Witherill, a related party, for $2,071, without interest, with a scheduled maturity date of December 31, 2021. On December 31, 2021, the maturity date of the note was extended to June 30, 2022. This note was paid in full on May 3, 2022.

On June 30, 2021, Mistress Movie LLC, a wholly owned subsidiary of Rivulet Films, and Cross Entertainment, L.L.C. entered into five amendments to promissory notes. The amendments extend the maturity dates of promissory notes in the aggregate amount of $110,000 from June 30, 2021, to June 30, 2022. All other provisions of the promissory notes remain the same.

On June 30, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $40,000, without interest, with a scheduled maturity date of July 15, 2021. The note was repaid on July 13, 2021.

On July 1, 2021, the Company executed a Promissory Note payable to Rachelle Strole, an individual, for $100,000, with a maturity date of July 9, 2021. The note is unsecured, bears no interest, accrue interest at a rate of 15% in the event of a default, and the unpaid principal and accrued interest may be accelerated upon an event of default thereunder. The note was repaid on July 22, 2021.

On July 6, 2021, the Company executed a promissory note payable to Rachelle Strole, an individual, for $400,000. The note is unsecured, bears no interest, accrues interest at a rate of 15% in the event of a default, and the unpaid principal and accrued interest may be accelerated upon an event of default thereunder. The $400,000 note matured on July 31, 2021, and remains unpaid and, as a result, is currently in default. Ms. Strole filed suit against the Company on October 7, 2021, for the outstanding balance of this note. See Note 14.

On July 15, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $9,138, without interest, with a scheduled maturity date of March 31, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, as described in Note 14.

On July 21, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $40,000, without interest, with a scheduled maturity date of September 21, 2021. On September 21, 2021, the maturity date of the note was extended to February 28, 2022. On October 10, 2021, $15,000 of principle was repaid. On October 21, 2021, $15,000 of principle was repaid. The remaining balance of $10,000 was transferred to the multiple advance promissory noted dated November 23, 2021, as described in Note 14.

On July 22, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $50,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, as described in Note 14.

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

This note was amended on December 15, 2020, to make it convertible into shares of common stock of the Company at $0.40 per share, which was below the closing market price of the Company’s common stock of $0.59 per share on December 15, 2020.

As a result of the December 15, 2020, amendment to this convertible promissory note payable, the Company recognized a beneficial conversion feature on such date to recognize the difference between the closing market price of the common stock and the amended conversion price, which resulted in the Company recording a loss aggregating $48,010. If the closing price of the Company’s common stock reaches $0.60 per share or greater (decreased from $1.20 per share as part of the December 15, 2020, amendment to the note), the outstanding principal and all accrued interest on this note shall automatically convert into common stock at the specified conversion rate. As of July 31, 2021, accrued interest payable related to the unsecured convertible promissory note payable was $4,356.

On October 26, 2020, Rivulet Films issued a multiple advance promissory note (the “Note”) to Mr. Silver, for $1,000,000, with interest at 10% per annum. The Note matures on October 6, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. The Note is secured by a first lien security interest on all of the assets of Rivulet Films (including its equity interest in PBP Productions LLC), personal guarantees of the Company’s officers, Michael Witherill and Aaron Klusman, and a corporate guarantee of the Company. Rivulet Films is required to use borrowings under the Note primarily to pay production costs associated with the movie production currently entitled “Please Baby Please.” Borrowings under this Note may be repaid at any time and reborrowed until the maturity date. Rivulet Films is required to apply any other funds received by it for the purpose of film financing and then any excess proceeds to pay any principal and interest owing under this Note. As of July 31, 2021, principal borrowings outstanding under the Note were $1,000,000, and related accrued interest was $77,722, which has been capitalized as project development costs (see Note 7). As of the date of the filing of this Form 10-K, the remaining principal balance of this note is $425,000 and this note is in default.

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

During the period from February 11, 2020 (date of inception) through April 30, 2020, Rivulet Films entered into four common stock subscription agreements aggregating $700,000. Three of the subscription’s receivable aggregating $150,000 for 5,023,800 shares of common stock were paid in April 2020. The remaining $550,000 of subscriptions receivable from Blue Scout Enterprises LLC (“Blue Scout”), a related party, to purchase 11,000,000 shares of common stock was presented as a reduction to stockholders’ deficiency in the consolidated balance sheet at July 31, 2020.

The $550,000 subscription receivable from Blue Scout dated February 11, 2020, for 11,000,000 shares of common stock is unsecured and provides for interest at 2% per annum, with interest and principal due on March 7, 2023. Interest income is being recognized on a cash basis as and when received by the Company. Interest income as of July 31, 2021, that had not been recognized by the Company was $14,971.

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

As of July 31, 2021, the remaining common stock subscription receivable was $482,600.

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

On June 21, 2021, the Company sold 1,000,000 shares of common stock to an unrelated party at a price of $0.10 per share for total proceeds of $100,000.

On June 22, 2021, the Company sold 1,000,000 shares of common stock to an unrelated party at a price of $0.10 per share for total proceeds of $100,000.

On June 24, 2021, the Company sold 500,000 shares of common stock to an unrelated party at a price of $0.10 per share for total proceeds of $50,000.

On July 14, 2021, the Company sold 3,000,000 shares of common stock to an existing shareholder at a price of $0.10 per share for total proceeds of $300,000.

On July 22, 2021, the Company sold 1,000,000 shares of common stock to an unrelated party at a price of $0.10 per share for total proceeds of $100,000.

On July 30, 2021, the Company sold 1,000,000 shares of common stock to an unrelated party at a price of $0.10 per share for total proceeds of $100,000.

On July 30, 2021, the Company sold 50,000 shares of common stock to an unrelated party at a price of $0.10 per share for total proceeds of $5,000.

Additional information with respect to shares of common stock issued is provided at Notes 1 and 6.

10. STOCK-BASED COMPENSATION

On May 26, 2020, the Board of Directors of the Company approved and adopted the 2020 Equity Incentive Plan, with an aggregate of 16,000,000 shares issuable under the plan, with a ten-year expiration, and providing that options for no more than 10,000,000 shares be granted as Incentive Stock Options. As of July 31, 2021, stock options for 9,000,000 shares of common stock had been granted.

For stock options issued during the year ended July 31, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	0.34%
Expected dividend yield	0%
Expected volatility	37.85%
Expected life	5 years

Stock-based compensation cost for the year ended July 31, 2021, was $88,956 and was recorded in general and administrative costs in the accompanying statements of operations.

A summary of stock option activity during the years ended July 31, 2021 and 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Stock options outstanding at February 11, 2020	—	$—	—
Granted	9,000,000	0.10	—
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at July 31, 2020	9,000,000	0.10	—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at July 31, 2021	9,000,000	$0.10	3.09

Stock options exercisable at July 31, 2020	5,000,000	$0.10	—
Stock options exercisable at July 31, 2021	7,000,000	$0.10	2.92

Total deferred compensation expense for the outstanding value of unvested stock options was approximately $27,799 as of July 31, 2021, which will be recognized subsequent to July 31, 2021, over a weighted-average period of approximately 1.25 years.

The intrinsic value of exercisable but unexercised in-the-money stock options at July 31, 2021, was approximately $1,470,000 based on a fair market value of $0.21 per share on July 31, 2021.

The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

11. RELATED PARTY TRANSACTIONS

During the year ended July 31, 2021, the Company paid producer fees to an officer of $25,000, which were accounted for as project development costs in the consolidated financial statements at July 31, 2021 (see Note 7).

During the year ended July 31, 2021, the Company recorded revenues of $18,000 from a related party.

Information with respect to the issuance of promissory notes to related parties is provided at Note 8.

Information with respect to the collection of common stock subscriptions receivable from related parties is provided at Note 9.

Information with respect to employee compensation is provided at Note 12.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

On May 1, 2020, the Company entered into a short-term lease agreement with an unrelated party for office space in Gilbert, Arizona through December 31, 2020, at the rate of approximately $800 per month. On January 1, 2021, the Company renewed the short-term lease agreement for three months through March 31, 2021. On March 30, 2021, the Company extended the short-term lease agreement for six months through September 30, 2021, at the rate of approximately $1,400 per month. On September 30, 2021, the Company extended the short-term lease agreement through September 30, 2022, at the rate of $825 per month.

On February 3, 2021, the Company entered into a short-term lease agreement for 2,716 square feet of office on a month-to-month basis. Through March 12, 2021, the cost was $5,000 per month, at which time the cost increased to $8,148 per month. The Company ended this month-to-month lease on October 31, 2021.

During the year ended July 31, 2021, the Company charged $58,213 to general and administrative costs with respect to these lease agreements.

Employment Agreements

On May 27, 2020, the Company, and Paris Film, Inc., and Rob Paris (together, “Paris”) entered into an Employment Agreement (the “Paris Agreement”), pursuant which the Company agreed to employ Paris in the position of President of Rivulet Films, a subsidiary of the Company. The employment of Paris began on June 1, 2020, for a guaranteed term of six months, following which time the employment relationship may be terminated with or without good cause or for any reason or no reason by either the Paris or the Company.

Paris was paid $10,000 per month commencing June 1, 2020, through November 30, 2020. Additionally, upon execution of the Paris Agreement, the Company issued stock options to purchase 9,000,000 shares of common stock at an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on such date, of which options for 5,000,000 shares vested on May 27, 2020, options for 2,000,000 shares vested on June 1, 2021, and the remaining options for 2,000,000 shares will vest on June 1, 2022. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $300,227 ($0.03336 per share), of which $166,793 was attributable to the stock options fully-vested on May 27, 2020, and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options is being charged to operations ratably from May 27, 2020, through June 1, 2022.

During the year ended July 31, 2021, the Company recorded a charge to operations of $88,956 with respect to stock options issued pursuant to the Paris Agreement. During the year ended July 31, 2021, the Company recorded a charge to operations of $145,000 with respect to the cash portion of the Paris Agreement, which was charged to general and administrative costs. The Paris Agreement was amended effective March 1, 2021, to increase Paris’ salary to $15,000 per month.

On August 12, 2020, the Company, and Michael J. Witherill entered into an Employment Agreement with respect to his positions as President, Chief Financial Officer, Principal Accounting Officer, and a member of the Board of Directors of the Company. Mr. Witherill receives an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Witherill or the Board of Directors as needed to cover other Company expenses and provided further that Mr. Witherill is permitted to serve as a director of not-for-profit and for-profit businesses that do not compete with the Company. The Employment Agreement was amended on January 26, 2021, to additionally allow Mr. Witherill to serve as an officer and director of Chee Corp. During the year ended July 31, 2021, the Company recorded a charge to operations of $360,000 with respect to this Employment Agreement, which was charged to general and administrative costs. Mr. Witherill resigned from his position as Chief Financial Officer of the Company effective October 26, 2021.

On August 14, 2020, the Company and Aaron Klusman entered into an Employment Agreement with respect to his positions as Chief Executive Officer and a member of the Board of Directors of the Company. Mr. Klusman receives an annual salary of $360,000, payable in accordance with the Company’s standard payroll practices, provided that such amount may be deferred as determined by Mr. Klusman or the Board of Directors as needed to cover other Company expenses, and provided further that Mr. Klusman is permitted to purchase, sell, oversee, manage, and develop real estate properties and projects; and serve as a director of not for profit and for profit businesses that do not compete with the Company. Mr. Klusman also serves as an officer and director of Chee Corp. During the year ended July 31, 2021, the Company recorded a charge to operations of $360,000 with respect to this Employment Agreement, which was charged to general and administrative costs. As of July 31, 2021, Mr., Klusman has deferred $484,670 of his salary.

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

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims, and litigation arising in the ordinary course of business, which are not expected to have a material adverse effect upon the Company’s financial statements. As of July 31, 2021, the Company was not a party to any pending or threatened legal proceedings.

Impact of Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of COVID-19 and its variants has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak and its variants ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, the emergence of additional variants, its severity and longevity, the actions to curtail the virus and treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Although the COVID-19 outbreak appears to be subsiding, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future if there is a significant resurgence of COVID-19 cases.

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

13. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of July 31, 2021 are summarized below.

	Federal	State (Arizona)
Net Operating Loss Carryforward	$555,578	$129,635
Valuation Allowance	(555,578)	(129,635)
Net deferred tax assets	$0	$0

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of July 31, 2021, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal or state tax provision has been provided for the period from August 1, 2020, through July 31, 2021, due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal and state statutory rates and the effective tax rate for the period from August 1, 2020, through July 31, 2021.

	Federal	State (Arizona)
Statutory Tax Rate	(21)%	(4.90)%
Change in valuation allowance	21%	4.90%
Effective tax rate	0	0

At July 31, 2021, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $555,578 and for state income tax purposes of approximately $129,635. Federal net operating losses, if not utilized earlier, expire through 2041. The state net operating losses expire through 2026.

Additionally, at July 31, 2020, the Company had available net operating loss carryforwards for federal income tax purposes which were acquired from the accounting acquiree in connection with the reverse acquisition transaction. Under Internal Revenue Code Section 382, the Company’s ability to use these net operating loss carryforwards is severely limited because of statutory change in control provisions, as a result of which they are not material and are therefore not included in the deferred tax assets described herein.

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

Default of Promissory Note Payable

On July 6, 2021, the Company executed Promissory Notes payable to Rachelle Strole, an individual, pursuant to which the Company borrowed $400,000. The note is unsecured with no stated interest and matured on July 31, 2021 and was unpaid (and remains unpaid as of the date of the filing of this Form 10-K). As a result, the Company received official notice of the default on the Note on September 2, 2021, with a demand for payment of all principal and accrued interest. On September 14, 2021, a lawsuit was filed asking for a judgement against the Company for all amounts due, and on December 13, 2021, a default judgement was granted.

Default of Convertible Note Payable

On July 8, 2021, August 2, 2021, and September 7, 2021, the Company executed three Convertible Promissory Notes (the “Geneva Notes”), respectively, payable to Geneva Roth Remark Holdings, Inc. (“Geneva Roth”), pursuant to which the Company borrowed $128,750, $55,000, and $43,750, respectively. One of the Events of Default as defined in the Geneva Notes is failure to comply with the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”). On October 30, 2021, the Company failed to file its annual report on Form 10-K for the fiscal year ended July 31, 2021, creating an event of default, as defined in the convertible note.

Under the terms of the Geneva Notes, Geneva Roth must provide the Company with a formal notice of default and once a notice of default is received by the Company, the Company has twenty days to cure the default by becoming current on its filing requirements. On December 14, 2021, the Company received notice from Geneva Roth declaring the Company to be in default under the Geneva Notes for failing to comply with the reporting requirements of the Exchange Act. Therefore, on January 3, 2022, following the expiration of the 20-day cure period, the Geneva Notes became in default, triggering acceleration and an obligation to pay the Default Sum, as defined thereunder.

On February 8, 2022, Rivulet Media, Inc. entered into a Settlement Agreement with Geneva Roth, to settle and resolve the Company’s obligations with respect to three Convertible Promissory Notes executed by the Company and payable to Geneva Roth dated July 8, 2021, August 2, 2021, and September 7, 2021, respectively (the “Notes”). The Company was in default under the Notes.

Under the terms of the Settlement Agreement, the Company would pay an aggregate amount of $386,533 to Geneva Roth, which would constitute payment in full under the Notes. Payments were to be made in weekly installments, with the first 12 payments in the amount of $30,000 each and a final payment in the amount of $26,533. The first payment was paid on February 11, 2022, and the Company paid $270,000 towards the outstanding balance as of April 24, 2022. On April 19, 2022, the Company and Geneva Roth amended the Settlement Agreement to provide that Geneva Roth would accept $80,000 as full payment of the remaining amount due under the Settlement Agreement. On April 25, 2022, the Company made a one-time payment of $50,000, and on April 27, 2022, the Company and Geneva Roth entered into a Mutual Release and Agreement, whereby the parties agreed that this $50,000 payment constituted full satisfaction of the Notes.

Appointment of Interim CFO

On October 26, 2021, Michael Witherill resigned from his position of Chief Financial Officer of the Company and Rick Gean was appointed Interim Chief Financial Officer of the Company, to hold office until July 31, 2022, or until his successor has been duly elected and qualified. Mr. Gean served as a consultant to the Company from July 2021 to October 25, 2021.

Sale of Marketable Securities

On September 27, 2021, the Company and Michael Witherill entered into a Stock Sale Agreement and a Loan Agreement and Promissory Note. Pursuant to such agreements, the Company sold 29,076,665 shares of common stock symbol RGPB) and 2,907,666 shares of Series A Preferred Stock of Regen BioPharma, Inc. (“Regen”) to Mr. Witherill. Pursuant to these agreements, Mr. Witherill intended to resell the Regen shares on the open market and remit the proceeds received from such sales to the Company as full payment for the shares. Mr. Witherill successfully sold all of the shares of Regen Series A Preferred Stock for total proceeds to the Company of $201,400. On November 8, 2021, the foregoing agreements were terminated, and the Regen common stock was transferred back to the Company. Mr. Witherill is president and a director of the Company.

On November 8, 2021, the Company and Michael Witherill entered into a Termination Agreement, whereby they agreed to terminate the Stock Sale Agreement and Loan Agreement and Promissory Note dated September 27, 2021 and disclosed above. Mr. Witherill successfully sold the Regen Series A Preferred Stock on the open market and remitted the cash proceeds from such sales to the Company but was unable to resell of the Regen common stock, and as a result the parties decided to terminate such agreements. Following the termination, Mr. Witherill transferred the Regen common stock back to the Company, and the Company entered into agreements with Damian Larson with respect to the Regen common stock. There were no early termination penalties. Mr. Witherill is president and a director of the Company

On November 9, 2021, the Company and Damian Larson entered into a Stock Sale Agreement and a Loan Agreement and Promissory Note. Pursuant to these agreements, the Company consigned, in an arms-length transaction, the 29,076,665 shares of Regen common stock to Mr. Larson. Mr. Larson is using his best efforts to affect a resale of the shares on the open market and remit the cash proceeds received from such sales to the Company as full payment for the shares, less a fee of up to $10,000.

During October 2021, the Company sold all its 2,907,666 shares of Regen BioPharma preferred stock included in Marketable Securities. The average sales price of the sales was $0.06878 per share, for total proceeds received by the Company of approximately $200,000.

During February 2022, the Company sold all its 29,076,665 shares of Regen BioPharma common stock included in Marketable Securities. The average sales price of the sales was $0.01001 per share, for total proceeds received by the Company of approximately $291,000.

Short Term Note Receivable

On May 3, 2022, the Company advanced the amount of $50,000 to Built By Gamers, LLC, (“BBG”) a company in the gaming industry that is an acquisition target of the Company. Repayment of this amount was evidenced by a promissory note executed by BBG and payable to the Company. The note matures on August 2, 2022, is unsecured, bears interest at a rate of 5% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by BBG for working capital during the Company’s due diligence period.

Sale of Common Stock

On August 6, 2021, the Company sold 500,000 shares of common stock at a price of $0.10 per share for total proceeds of $50,000.

On August 17, 2021, the Company sold 500,000 shares of common stock at a price of $0.10 per share for total proceeds of $50,000.

On August 18, 2021, the Company sold 1,000,000 shares of common stock at a price of $0.10 per share for total proceeds of $100,000.

On September 2, 2021, the Company sold 1,500,000 shares of common stock at a price of $0.10 per share for total proceeds of $150,000.

On September 3, 2021, the Company sold 400,000 shares of common stock at a price of $0.10 per share for total proceeds of $40,000.

On October 15, 2021, the Company sold 500,000 shares of common stock at a price of $0.10 per share for total proceeds of $50,000.

On October 19, 2021, the Company sold 625,000 shares of common stock at a price of $0.10 per share for total proceeds of $62,500.

On December 3, 2021, the Company sold 200,000 shares of common stock at a price of $0.10 per share for total proceeds of $20,000.

On December 6, 2021, the Company sold 250,000 shares of common stock at a price of $0.10 per share for total proceeds of $25,000.

On December 16, 2021, the Company sold 250,000 shares of common stock at a price of $0.10 per share for total proceeds of $25,000.

On December 17, 2021, the Company sold 600,000 shares of common stock at a price of $0.10 per share for total proceeds of $60,000.

On December 20, 2021, the Company sold 500,000 shares of common stock at a price of $0.10 per share for total proceeds of $50,000.

On January 21, 2022, the Company sold 1,150,000 shares of common stock at a price of $0.10 per share for total proceeds of $115,000.

On May 5, 2022 the Company sold 500,000 shares of common stock at a price of $0.10 per share for total proceeds of $50,000.

Issuance of Promissory Notes

On August 2, 2021, Good News Productions, LLC executed a promissory note payable to Mike Witherill, pursuant to which the Company borrowed $45,000. The note is scheduled to mature on February 28, 2022. On February 28, 2022, the maturity date of the note was extended to June 30, 2022.

On August 6, 2021, the Company executed a promissory note to Mr. Crosser, pursuant to which the Company borrowed $100,000. The note matures on January 31, 2022. On January 31, 2022, the maturity date of the note was extended to March 31, 2022. The note is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. As of the date of the filing of this Form 10-K this note is in default.

On August 11, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $50,000, without interest, with a scheduled maturity date of November 11, 2021. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On August 11, 2021, the Company executed a promissory note payable to Jennifer Farrell, pursuant to which the Company borrowed $100,000. The note was scheduled to mature on January 31, 2022, is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. On January 31, 2022, the maturity date of the note was extended to March 31, 2022. As of the date of the filing of this Form 10-K this note is in default.

On August 12, 2021, and October 7, 2021, Rivulet Films LLC, executed promissory notes payable to Mr. Witherill, pursuant to which Rivulet Films borrowed $2,000 and $3,489, respectively. The notes are scheduled to mature on February 28, 2022, and March 31, 2022, respectively. Each of these notes is unsecured, bears interest at a rate of 0% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. On February 28, 2022, the maturity date of the $2,000 promissory note was extended to June 30, 2022. These notes were paid in full on May 3, 2022.

On August 12, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $8,000, without interest, with a scheduled maturity date of November 19, 2021. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On August 13, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $8,000, without interest, with a scheduled maturity date of November 19, 2021. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On August 13, 2021, the Company executed a promissory note payable to Lawrence Silver, pursuant to which the Company borrowed $52,010. The note is unsecured, bears no interest, and the unpaid balance may be accelerated upon an event of default thereunder. The note was scheduled to mature on September 30, 2021, and was fully repaid on September 21, 2021.

On August 16, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $50,000, without interest, with a scheduled maturity date of November 19, 2021. On November 19, 2021, the maturity date of the note was extended to October 31, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On August 16, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $5,500, without interest, with a scheduled maturity date of November 16, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On August 16, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $50,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On August 19, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $54,000, without interest, with a scheduled maturity date of November 19, 2021. On November 19, 2021, the maturity date of the note was extended to October 31, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On August 20, 2021, the Company executed a promissory note to Mr. Crosser, pursuant to which the Company borrowed $60,000. The note matures on February 28, 2022. On February 28, 2022, the maturity date of the note was extended to April 30, 2022. The note is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. As of the date of the filing of this Form 10-K this note is in default.

On August 24, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $40,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On August 30, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $19,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On September 3, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $4,500, without interest, with a scheduled maturity date of March 3, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On September 13, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $1,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On September 13, 2021, the Company executed a promissory note to Mr. Crosser, pursuant to which the Company borrowed $25,000. The note matures on March 31, 2022. The note is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. As of the date of the filing of this Form 10-K this note is in default.

On September 16, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $10,540, without interest, with a scheduled maturity date of March 16, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On September 16, 2021, Rivulet Films (“Films”), a wholly owned subsidiary of the Company, executed a Commercial Loan Agreement, a Collateral Security Agreement, and a Negotiable Secured Promissory Note payable to Topps, LLC, pursuant to which Films borrowed $600,000. The note is scheduled to mature on September 16, 2022. Under the terms of the note, Films paid a consulting fee to IPCC, LLC of $30,000, as well as $6,000 in attorney fees and prepaid 12 months of interest at 19%, in the aggregate amount of $114,000. The net proceeds paid to Films were $450,000. The note is secured by the assignment of certain rights to the films “Please Baby Please” and “Mistress,” pursuant to the Collateral Security Agreement. A security interest on all of Films assets, which includes its interest in these films, was previously granted to a different lender under a separate note and security agreement in October 2020, and so this security interest is junior to the previous one granted. This promissory note is also secured by a personal guarantee from Michael Witherill and Debbie Rasmussen, wife of Mr. Witherill.

On September 20, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $7,879, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On September 30, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $1,990, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On October 4, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $1,316, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On October 4, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $15,000, without interest, with a scheduled maturity date of March 31, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On October 7, 2021, the Company executed a Promissory Note payable to John Morgan, a related party, pursuant to which the Company borrowed $50,000. The note was scheduled to mature on November 7, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. On November 7, 2021, the maturity date of the note was extended to April 30, 2022.

On October 7, 2021, Maughan Music Group, LLC, a wholly owned subsidiary of the Company, issued a short-term unsecured promissory note to Michael Witherill, a related party for $600, without interest, with a scheduled maturity date of March 31, 2022. This note was paid in full on May 3, 2022.

On October 12, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $5,000, without interest, with a scheduled maturity date of February 28, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On November 5, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $12,500, without interest, with a scheduled maturity date of April 30, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On November 16, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $22,000, without interest, with a scheduled maturity date of April 30, 2022. On November 23, 2021, the note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On November 22, 2021, Michael Witherill, a related party, advanced the Company $1,600. On November 23, 2021, the advance was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below.

On November 23, 2021, the Company and Michael Witherill entered into a Multiple Advance Promissory Note, pursuant to which the Company may borrow up to an aggregate of $300,000 from time to time. This note consolidated and replaced multiple individual Promissory Notes previously executed by the Company and payable to Mr. Witherill with an aggregate outstanding balance of $201,170. The note matures on October 31, 2022, is unsecured, bears no interest, and the unpaid balance may be accelerated upon an event of default thereunder. Mr. Witherill is president and a director of the Company. As of the date of the filing of this Form 10-K, the balance due Mr. Witherill under this Note is $0.

On November 23, 2021, the Company and Aaron Klusman entered into a Multiple Advance Promissory Note, pursuant to which the Company may borrow up to an aggregate of $250,000 from time to time. This note consolidated and replaced multiple individual Promissory Notes previously executed by the Company and payable to Mr. Klusman with an aggregate outstanding balance of $178,540. On April 20, 2022, the borrowing capacity under this Note was increased to $1,000,000. The note matures on October 31, 2022, is unsecured, bears no interest, and the unpaid balance may be accelerated upon an event of default thereunder. Mr. Klusman is CEO and a director of the Company. As of the date of the filing of this Form 10-K the balance due Mr. Klusman under this Note is $640,040.

On November 24, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $7,263, without interest, with a scheduled maturity date of October 31, 2022. The note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described above.

On December 1, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $16,751, without interest, with a scheduled maturity date of October 31, 2022. The note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described below, see note as described above.

On December 6, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $3,000, without interest, with a scheduled maturity date of October 31, 2022. The note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described above.

On December 9, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $60, without interest, with a scheduled maturity date of October 31, 2022. The note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described above.

On December 9, 2021, the Company issued a short-term promissory note to Aaron Klusman, a related party, for $15,000, without interest, with a scheduled maturity date of October 31, 2022. The note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described above.

On December 14, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $470, without interest, with a scheduled maturity date of October 31, 2022. The note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described above.

On December 16, 2021, the Company issued a short-term promissory note to Michael Witherill, a related party, for $210, without interest, with a scheduled maturity date of October 31, 2022. The note was transferred to the multiple advance promissory noted dated November 23, 2021, see note as described above.

On December 16, 2021, the Company executed a Promissory Note payable to John Morgan, a related party, pursuant to which the Company borrowed $10,000. The note is scheduled to mature on June 30, 2022, is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder.

On December 17, 2021, the Company executed a Promissory Note payable to John Morgan, a related party, pursuant to which the Company borrowed $15,000. The note is scheduled to mature on June 30, 2022, is unsecured, bears interest at a rate of 10% per annum, and the unpaid balance may be accelerated upon an event of default thereunder.

On January 13, 2022, the Company issued a short-term unsecured promissory note to Daniel Crosser, who is an approximate 13% shareholder of the Company, for $30,000, with interest at 10% per annum. The note is scheduled to mature on June 30, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On January 13, 2022, the Company issued a short-term unsecured promissory note to Pingu Inv, for $40,000, with interest at 10% annum. The note is scheduled to mature March 31, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date. As of the date of the filing of this Form 10-K this note is in default.

On January 14, 2022, the Company issued a short-term unsecured promissory note the Steve and Ann Wheeler Trust, for $75,000, with interest at 10% annum. The note is scheduled to mature June 30, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On January 26, 2022, the Company issued a short-term secured promissory note to the Steve and Ann Wheeler Trust, for $75,000. The note is secured by proceeds from the sale of marketable securities held by the company as of the date of the note. The note is scheduled to mature March 31, 2022, with a payment due equal to the sum of the principal balance plus accrued interest at 10% per annum, multiplied by 137.5%. As of the date of the filing of this Form 10-K this note is in default.

On January 26, 2022, the Company issued a short-term secured promissory note to the AZP Trust, for $200,000. The note is secured by proceeds from the sale of marketable securities held by the company as of the date of the note. The note is scheduled to mature March 31, 2022, with a payment due equal to the sum of the principal balance plus accrued interest at 10% per annum. On February 18, 2022, the Company amended and replaced this note dated January 26, 2022, agreeing to pay the AZP Trust the outstanding principal balance of this promissory note plus interest in the amount of $100,000, for an aggregate payment of $300,000. As of the date of the filing of this Form 10-K this note is in default.

On February 7, 2022, Good News Productions, LLC executed a promissory note payable to MJW Capital Partners, LLC, a related party, pursuant to which the Company borrowed $500,000, with interest at 12% annum. The note is scheduled to mature on February 7, 2023.

On March 11, 2022, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $30,000, with interest at 10% per annum. The note is scheduled to mature on June 30, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On March 14, 2022, Good News Productions, LLC executed a promissory note payable to MJW Capital Partners, LLC, a related party, pursuant to which the Company borrowed $500,000, with interest at 12% annum. The note is scheduled to mature on March 14, 2023.

On March 21, 2022, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $50,000, with interest at 10% per annum. The note is scheduled to mature on June 30, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On March 22, 2022, the Company issued a short-term unsecured promissory note to Mr. Crosser, for $50,000, with interest at 10% per annum. The note is scheduled to mature on June 30, 2022, with the principal balance outstanding, plus accrued but unpaid interest, being due and payable on the maturity date.

On March 22, 2022, Michael Witherill advanced the Company $14,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021 (the “MAPN”), in favor of Michael Witherill, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On March 25, 2022, Aaron Klusman advanced the Company $30,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, in favor of Aaron Klusman, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On March 30, 2022, Michael Witherill advanced the Company $500 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, in favor of Michael Witherill, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 1, 2022, Michael Witherill advanced the Company advanced $43,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, in favor of Michael Witherill, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 7, 2022, Michael Witherill advanced the Company $5,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, in favor of Michael Witherill, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 8, 2022, Michael Witherill advanced the Company $2,500 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, in favor of Michael Witherill, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 8, 2022, Aaron Klusman advanced the Company $15,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, in favor of Aaron Klusman, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 11, 2022, Aaron Klusman advanced the Company $56,500 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, in favor of Aaron Klusman, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 19, 2022, Michael Witherill advanced $3,500 to Maughan Music Group, LLC, a wholly owned subsidiary of the Company. Maughan Music Group, LLC issued a short-term unsecured promissory note to Michael Witherill, a related party, bearing no interest, with a scheduled maturity date of October 31, 2022. This note was paid in full on May 3, 2022.

On April 20, 2022, Aaron Klusman advanced the Company $25,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, in favor of Aaron Klusman, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 21, 2022, Aaron Klusman advanced the Company $60,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021, and amended April 20, 2022, in favor of Aaron Klusman, a related party. The MAPN bears no interest, and has a scheduled maturity date of October 31, 2022.

On April 23, 2022, Aaron Klusman advanced the Company $50,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021 and amended April 20, 2022, in favor of Aaron Klusman, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 26, 2022, Aaron Klusman advanced the Company $50,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021 and amended April 20, 2022, in favor of Aaron Klusman, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On April 28, 2022, Aaron Klusman advanced the Company $50,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021 and amended April 20, 2022, in favor of Aaron Klusman, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022.

On May 3, 2022, Aaron Klusman advanced the Company $200,000 under the terms of the Multiple Advance Promissory Note dated November 23, 2021 and amended April 20, 2022, in favor of Aaron Klusman, a related party. The MAPN bears no interest and has a scheduled maturity date of October 31, 2022

Issuance of Convertible Notes Payable

On October 15, 2021, the Company executed a Series A Convertible Promissory Note payable to the Steven and Ann Wheeler Trust, pursuant to which the Company borrowed $50,000. The convertible note is scheduled to mature on the date that is two years from the issuance date, is unsecured, bears interest at a rate of 12% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. The outstanding principal and accrued interest under the notes may be converted into common stock by the holder at a conversion price of $0.80 per share and will automatically convert at a price of $0.80 per share should the closing price of the Company’s common stock reach $1.20 or higher.

On October 19, 2021, the Company executed a Series A Convertible Promissory Note payable to Brett M. Bannister, pursuant to which the Company borrowed $62,500. The convertible note is scheduled to mature on the date that is two years from the issuance date, is unsecured, bears interest at a rate of 12% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. The outstanding principal and accrued interest under the notes may be converted into common stock by the holder at a conversion price of $0.80 per share and will automatically convert at a price of $0.80 per share should the closing price of the Company’s common stock reach $1.20 or higher.

On October 20, 2021, the Company executed a Series A Convertible Promissory Note payable to The AZP Trust, pursuant to which the Company borrowed $150,000. The convertible note is scheduled to mature on the date that is two years from the issuance date, is unsecured, bears interest at a rate of 12% per annum, and the unpaid balance may be accelerated upon an event of default thereunder. The outstanding principal and accrued interest under the notes may be converted into common stock by the holder at a conversion price of $0.80 per share and will automatically convert at a price of $0.80 per share should the closing price of the Company’s common stock reach $1.20 or higher.

Options Issued

On August 1, 2022, Rachelle Anne Smith-Strole was granted the option to purchase 1,600,000 shares of common stock pursuant to the Rivulet Media Inc. 2020 Equity Incentive Plan and the Stock Option Agreement. The initial exercise date is February 1, 2022, and the options expire on August 1, 2032.

On September 1, 2021, Rob Paris was granted the option to purchase 1,500,000 shares of common stock pursuant to the Rivulet Media Inc. 2020 Equity Incentive Plan and the Stock Option Agreement. The initial exercise date is March 1, 2022, and the options expire on September 1, 2031.

On January 14, 2022, The Steven and Ann Wheeler Trust was granted the option to purchase 75,000 shares of common stock pursuant to the Rivulet Media Inc. 2020 Equity Incentive Plan and the Stock Option Agreement. The initial exercise date is July 15, 2022, and the options expire on January 14, 2032.